Form 10-Q
period 2020-03-31
DAVITA INC.
filed 2020-05-05
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of May 1, 2020, the number of shares of the Registrant’s common stock outstanding was approximately 121.8 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2020	2019
Dialysis patient service revenues	$2,713,281	$2,629,689
Other revenues	127,956	113,423
Total revenues	2,841,237	2,743,112
Operating expenses and charges:
Patient care costs	1,975,449	1,964,935
General and administrative	263,576	250,813
Depreciation and amortization	154,679	148,528
Equity investment income	(17,843)	(2,708)
Goodwill impairment charges	—	41,037
Total operating expenses and charges	2,375,861	2,402,605
Operating income	465,376	340,507
Debt expense	(88,603)	(131,519)
Debt refinancing charges	(2,948)	—
Other (loss) income, net	(4,350)	6,940
Income from continuing operations before income taxes	369,475	215,928
Income tax expense	91,560	56,746
Net income from continuing operations	277,915	159,182
Net income from discontinued operations, net of tax	9,980	30,305
Net income	287,895	189,487
Less: Net income attributable to noncontrolling interests	(48,302)	(40,198)
Net income attributable to DaVita Inc.	$239,593	$149,289
Earnings per share attributable to DaVita Inc.:
Basic net income from continuing operations per share	$1.84	$0.72
Basic net income per share	$1.92	$0.90
Diluted net income from continuing operations per share	$1.81	$0.72
Diluted net income per share	$1.89	$0.90
Weighted average shares for earnings per share:
Basic	124,901,671	166,387,958
Diluted	126,894,847	166,780,657
Amounts attributable to DaVita Inc.:
Net income from continuing operations	$229,613	$120,254
Net income from discontinued operations	9,980	29,035
Net income attributable to DaVita Inc.	$239,593	$149,289

See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2020	2019
Net income	$287,895	$189,487
Other comprehensive income, net of tax:
Unrealized losses on interest rate cap agreements:
Unrealized losses	(13,018)	(580)
Reclassifications of net realized losses into net income	1,623	1,606
Unrealized losses on foreign currency translation:
Foreign currency translation adjustments	(81,632)	(13,653)
Other comprehensive loss	(93,027)	(12,627)
Total comprehensive income	194,868	176,860
Less: Comprehensive income attributable to noncontrolling interests	(48,302)	(40,198)
Comprehensive income attributable to DaVita Inc.	$146,566	$136,662
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,381,764	$1,102,372
Restricted cash and equivalents	106,724	106,346
Short-term investments	9,376	11,572
Accounts receivable	1,820,132	1,795,598
Inventories	95,685	97,949
Other receivables	519,081	489,695
Prepaid and other current assets	59,853	66,866
Income tax receivable	31,324	19,772
Total current assets	4,023,939	3,690,170
Property and equipment, net of accumulated depreciation of $4,092,166 and $3,969,566, respectively	3,445,423	3,473,384
Operating lease right-of-use assets	2,847,776	2,830,047
Intangible assets, net of accumulated amortization of $84,643 and $81,922, respectively	117,953	135,684
Equity method and other investments	254,499	241,983
Long-term investments	34,657	36,519
Other long-term assets	94,030	115,972
Goodwill	6,778,023	6,787,635
	$17,596,300	$17,311,394
LIABILITIES AND EQUITY
Accounts payable	$340,092	$403,840
Other liabilities	757,784	756,174
Accrued compensation and benefits	596,999	695,052
Current portion of operating lease liabilities	356,033	343,912
Current portion of long-term debt	146,318	130,708
Income tax payable	23,520	42,412
Total current liabilities	2,220,746	2,372,098
Long-term operating lease liabilities	2,734,370	2,723,800
Long-term debt	8,442,136	7,977,526
Other long-term liabilities	161,940	160,809
Deferred income taxes	675,728	577,543
Total liabilities	14,234,920	13,811,776
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,228,036	1,180,376
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000,000 shares authorized; 125,857,178 and 121,804,880 shares issued and outstanding at March 31, 2020, respectively and 125,842,853 shares issued and outstanding at December 31, 2019)	126	126
Additional paid-in capital	720,053	749,043
Retained earnings	1,671,331	1,431,738
Treasury stock (4,052,298 and zero shares, respectively)	(303,139)	—
Accumulated other comprehensive loss	(140,525)	(47,498)
Total DaVita Inc. shareholders' equity	1,947,846	2,133,409
Noncontrolling interests not subject to put provisions	185,498	185,833
Total equity	2,133,344	2,319,242
	$17,596,300	$17,311,394
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$287,895	$189,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,679	148,528
Impairment charges	—	41,037
Debt refinancing charges	884	—
Stock-based compensation expense	19,870	12,110
Deferred income taxes	103,301	41,372
Equity investment loss, net	(9,482)	(337)
Other non-cash charges, net	5,055	1,720
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(32,966)	(132,292)
Inventories	1,835	3,324
Other receivables and other current assets	(24,965)	1,199
Other long-term assets	2,673	(1,997)
Accounts payable	(24,045)	(38,537)
Accrued compensation and benefits	(96,428)	(173,583)
Other current liabilities	3,982	17,236
Income taxes	(32,616)	32,502
Other long-term liabilities	709	(465)
Net cash provided by operating activities	360,381	141,304
Cash flows from investing activities:
Additions of property and equipment	(154,942)	(198,878)
Acquisitions	(34,107)	(11,274)
Proceeds from asset and business sales	31,518	13,903
Purchase of debt investments held-to-maturity	(5,049)	(209)
Purchase of other debt and equity investments	(2,633)	(3,290)
Proceeds from debt investments held-to-maturity	5,049	—
Proceeds from sale of other debt and equity investments	3,268	3,302
Purchase of equity method investments	(6,174)	(4,067)
Distributions from equity method investments	445	155
Net cash used in investing activities	(162,625)	(200,358)
Cash flows from financing activities:
Borrowings	570,779	17,133,464
Payments on long-term debt and other financing costs	(104,942)	(16,776,267)
Purchase of treasury stock	(321,798)	—
Distributions to noncontrolling interests	(58,131)	(44,230)
Stock award exercises and other share issuances, net	2,397	1,517
Contributions from noncontrolling interests	9,387	18,947
Purchases of noncontrolling interests	(700)	(8,480)
Net cash provided by financing activities	96,992	324,951
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14,978)	(921)
Net increase in cash, cash equivalents and restricted cash	279,770	264,976
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	118,962
Net increase in cash, cash equivalents and restricted cash from continuing operations	279,770	146,014
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	1,208,718	415,420
Cash, cash equivalents and restricted cash of continuing operations at end of the year	$1,488,488	$561,434
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended March 31, 2020
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2019	$1,180,376	125,843	$126	$749,043	$1,431,738	—	$—	$(47,498)	$2,133,409	$185,833
Comprehensive income:
Net income	32,176				239,593				239,593	16,126
Other comprehensive loss								(93,027)	(93,027)
Stock purchase shares issued									—
Stock unit shares issued		8		(75)					(75)
Stock-settled SAR shares issued		6		(245)					(245)
Stock-settled stock-based compensation expense				19,797					19,797
Changes in noncontrolling interest from:
Distributions	(37,566)									(20,565)
Contributions	5,283									4,104
Partial purchases	(255)			(445)					(445)
Fair value remeasurements	48,022			(48,022)					(48,022)
Purchase of treasury stock						(4,052)	(303,139)		(303,139)
Balance at March 31, 2020	$1,228,036	125,857	$126	$720,053	$1,671,331	(4,052)	$(303,139)	$(140,525)	$1,947,846	$185,498

	Three months ended March 31, 2019
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2018	$1,124,641	166,387	$166	$995,006	$2,743,194	—	$—	$(34,924)	$3,703,442	$204,956
Cumulative effect of change in accounting principle	(38)				39,876				39,876	(6)
Comprehensive income:
Net income	25,389				149,289				149,289	14,809
Other comprehensive loss								(12,627)	(12,627)
Stock unit shares issued		9		(104)					(104)
Stock-settled SAR shares issued		—							—
Stock-settled stock-based compensation expense				12,091					12,091
Changes in noncontrolling interest from:
Distributions	(27,565)									(16,665)
Contributions	6,415									12,532
Acquisitions and divestitures	1,762			—					—	—
Partial purchases	(1,967)			(2,206)					(2,206)	(4,307)
Fair value remeasurements	14,407			(14,407)					(14,407)
Balance at March 31, 2019	$1,143,044	166,396	$166	$990,380	$2,932,359	—	$—	$(47,551)	$3,875,354	$211,319
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

1.	Condensed consolidated interim financial statements
The unaudited condensed consolidated interim financial statements included in this report are prepared by the Company. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, impairments of goodwill, accounting for income taxes, certain fair value estimates and loss contingencies. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (10-K). Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated interim financial statements were issued and has included all necessary adjustments and disclosures.

2.	Revenue recognition
The following table summarizes the Company's segment revenues by primary payor source:

	For the three months ended
	March 31, 2020			March 31, 2019
	U.S. dialysis	Other - Ancillary services	Consolidated	U.S. dialysis	Other - Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,502,222	$	$1,502,222	$1,493,516	$	$1,493,516
Medicaid and Managed Medicaid	171,467		171,467	154,190		154,190
Other government	111,910	94,574	206,484	106,127	84,475	190,602
Commercial	825,582	39,467	865,049	788,413	33,388	821,801
Other revenues:
Medicare and Medicare Advantage		98,478	98,478		61,700	61,700
Medicaid and Managed Medicaid		366	366		6	6
Commercial		10,521	10,521		32,619	32,619
Other(1)	5,442	17,602	23,044	4,905	17,750	22,655
Eliminations of intersegment revenues	(32,242)	(4,152)	(36,394)	(30,641)	(3,336)	(33,977)
Total	$2,584,381	$256,856	$2,841,237	$2,516,510	$226,602	$2,743,112

(1)	Other consists of management service fees earned in the respective Company line of business as well as other revenue from the Company's ancillary services.
The Company’s allowance for doubtful accounts related to performance obligations satisfied in years prior to January 1, 2018 was $4,422 and $8,328 as of March 31, 2020 and December 31, 2019, respectively.
There are significant uncertainties associated with estimating revenue, which generally take several years to resolve. These estimates are subject to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, as well as patient issues including, without limitation, determination of applicable primary and secondary coverage, changes in patient insurance coverage and coordination of benefits. As these estimates are refined over time, both positive and negative adjustments to revenue are recognized in the current period.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Dialysis patient service revenues. Revenues are recognized based on the Company’s estimate of the transaction price the Company expects to collect as a result of satisfying its performance obligations. Dialysis patient service revenues are recognized in the period services are provided based on these estimates. Revenues consist primarily of payments from government and commercial health plans for dialysis services provided to patients. A usual and customary fee schedule is maintained for the Company’s dialysis treatments and related lab services; however, actual collectible revenue is normally recognized at a discount from the fee schedule.
Other revenues. Other revenues consist of fees for management and administrative support services provided to outpatient dialysis centers that the Company does not own or in which the Company owns a noncontrolling interest, revenues associated with the Company's non-dialysis ancillary services, and administrative and management support services to certain non-dialysis joint ventures in which the Company owns a noncontrolling interest.

3.	Earnings per share
Basic earnings per share is calculated by dividing net income attributable to the Company by the weighted average number of common shares outstanding. Weighted average common shares outstanding include restricted stock unit awards that are no longer subject to forfeiture because the recipients have satisfied either the explicit vesting terms or retirement eligibility requirements.
Diluted earnings per share includes the dilutive effect of outstanding stock-settled stock appreciation rights and unvested stock units as computed under the treasury stock method.
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended March 31,
	2020	2019

Net income from continuing operations attributable to DaVita Inc.	$229,613	$120,254
Net income from discontinued operations attributable to DaVita Inc.	9,980	29,035
Net income attributable to DaVita Inc.	$239,593	$149,289

Weighted average shares - basic	124,902	166,388
Assumed incremental shares from stock plans	1,993	393
Weighted average shares - diluted	126,895	166,781

Basic net income attributable to DaVita Inc. from:
Continuing operations per share	$1.84	$0.72
Discontinued operations per share	0.08	0.18
Basic net income per share attributable to DaVita Inc.	$1.92	$0.90

Diluted net income attributable to DaVita Inc. from:
Continuing operations per share	$1.81	$0.72
Discontinued operations per share	0.08	0.18
Diluted net income per share attributable to DaVita Inc.	$1.89	$0.90

Anti-dilutive stock-settled awards excluded from calculations(1)	3,207	6,150

(1)
Shares associated with stock-settled stock appreciation rights and performance stock units were excluded from the diluted denominator calculations because they are anti-dilutive under the treasury stock method.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

4.	Short-term and long-term investments
The Company’s short-term and long-term debt and equity investments consist of the following:

	March 31, 2020			December 31, 2019
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$8,190	$—	$8,190	$8,140	$—	$8,140
Investments in mutual funds and common stock	—	35,843	35,843	—	39,951	39,951
	$8,190	$35,843	$44,033	$8,140	$39,951	$48,091
Short-term investments	$8,190	$1,186	$9,376	$8,140	$3,432	$11,572
Long-term investments	—	34,657	34,657	—	36,519	36,519
	$8,190	$35,843	$44,033	$8,140	$39,951	$48,091

Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held to maturity and recorded at amortized cost, which approximated their fair values at March 31, 2020 and December 31, 2019.
Equity securities: The Company's equity investments in mutual funds and common stock are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans. During the three months ended March 31, 2020, the Company recognized pre-tax net losses of $3,407 in other (loss) income associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $293 and a net increase in unrealized losses of $3,700. During the three months ended March 31, 2019, the Company recognized pre-tax net gains of $1,893 in other (loss) income associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $170 and a net increase in unrealized gains of $1,723.

5.	Equity method and other investments
The Company maintains equity method and minor adjusted cost method investments in the private securities of certain other healthcare and healthcare-related businesses. The Company classifies these investments as "Equity method and other investments" on its consolidated balance sheet.
The Company's equity method and other investments were comprised of the following:

	March 31, 2020	December 31, 2019
APAC joint venture	$123,696	$116,924
Other equity method partnerships	114,355	114,611
Adjusted cost method investments	16,448	10,448
	$254,499	$241,983

During the three months ended March 31, 2020 and 2019, the Company recognized equity investment income of $17,843 and $2,708, respectively, from equity method investments in nonconsolidated businesses.
Equity investments in nonconsolidated businesses over which the Company maintains significant influence, but which do not have readily determinable fair values, are carried on the equity method. The Company's largest equity method investment is its ownership interest in DaVita Care Pte. Ltd. (the APAC joint venture, or APAC JV), which is 75%-owned by the Company and 25%-owned by its other noncontrolling investor. As described in Note 9 to the Company's consolidated financial statements included in the 10-K, the Company does not consolidate the APAC JV.
The Company's other equity method investments include legal entities over which the Company has significant influence but in which it does not maintain a controlling financial interest. Almost all of these are U.S. partnerships in the form of limited liability companies. The Company's ownership interests in these partnerships vary, but typically range from 30% to 50%. During the three months ended March 31, 2020 and 2019, there were no meaningful impairments or other valuation adjustments recognized on these investments.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

6.	Goodwill
Changes in goodwill by reportable segments were as follows:

	U.S. dialysis	Other - Ancillary services	Consolidated
Balance at December 31, 2018	$6,275,004	$566,956	$6,841,960
Acquisitions	18,089	72,137	90,226
Impairment charges	—	(124,892)	(124,892)
Foreign currency and other adjustments	(5,993)	(13,666)	(19,659)
Balance at December 31, 2019	$6,287,100	$500,535	$6,787,635
Acquisitions	2,839	23,931	26,770
Divestitures	(1,549)	—	(1,549)
Foreign currency and other adjustments	—	(34,833)	(34,833)
Balance at March 31, 2020	$6,288,390	$489,633	$6,778,023

Goodwill	$6,288,390	$638,117	$6,926,507
Accumulated impairment charges	—	(148,484)	(148,484)
	$6,288,390	$489,633	$6,778,023

During the three months ended March 31, 2020, the Company did not recognize any goodwill impairment charges.
During the three months ended March 31, 2019, the Company recognized a $41,037 goodwill impairment charge in its Germany kidney care business. This charge resulted primarily from a change in relevant discount rates, as well as a decline in current and expected future patient census and an increase in the first quarter of 2019 and expected future costs, principally due to wage increases expected to result from recently announced legislation.
Developments, events, changes in operating performance and other changes in circumstances since the dates of the Company’s last annual goodwill impairment assessments have not caused management to believe it is more likely than not that the fair values of any of the Company's reporting units would be less than their respective carrying amounts as of March 31, 2020. Except as described in Note 10 to the 10-K, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of March 31, 2020.
As dialysis treatments are an essential, life-sustaining service for patients who depend on them, the Company's operations have continued and are currently expected to continue during the novel coronavirus (COVID-19) pandemic. However, the ultimate impact of the dynamic and rapidly evolving COVID-19 pandemic on the Company will depend on future developments that are highly uncertain and difficult to predict, including among other things the severity and duration of the pandemic, the impact on our patient population, the pandemic’s impact on the U.S. and global economies and unemployment, and the timing, scope and effectiveness of governmental responses. While the Company does not currently expect a material adverse impact to its business as a result of this public health crisis, there can be no assurance that the COVID-19 pandemic will not have a material adverse impact on one or more of the Company's businesses.

7.	Income taxes
As of March 31, 2020, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold was $68,602, of which $64,356 would impact the Company's effective tax rate if recognized. The total balance increased $388 from the December 31, 2019 balance of $68,214.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At March 31, 2020 and December 31, 2019, the Company had approximately $15,249 and $14,428, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

8.	Long-term debt
Long-term debt was comprised of the following:

				As of March 31, 2020
	March 31, 2020	December 31, 2019	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A	$1,728,125	$1,739,063	8/12/2024	LIBOR + 1.50%	$1,659,000
Term Loan B-1(2)	2,736,267	—	8/12/2026	LIBOR + 1.75%	$2,640,498
Term Loan B(2)	—	2,743,125	8/12/2026	LIBOR + 2.25%	$—
Revolving line of credit	500,000	—	8/12/2024	LIBOR + 1.50%	$500,000
Senior Notes:
5 1/8% Senior Notes	1,750,000	1,750,000	7/15/2024	5.125%	$1,743,525
5% Senior Notes	1,500,000	1,500,000	5/1/2025	5.00%	$1,497,900
Acquisition obligations and other notes payable(3)	167,727	180,352	2020-2027	4.71%	$167,727
Financing lease obligations(4)	275,092	268,534	2020-2036	5.31%
Total debt principal outstanding	8,657,211	8,181,074
Discount and deferred financing costs(5)	(68,757)	(72,840)
	8,588,454	8,108,234
Less current portion	(146,318)	(130,708)
	$8,442,136	$7,977,526

(1)
Fair value estimates are based upon bid and ask quotes for the Company's senior secured credit facilities and senior notes, typically a level 2 input. The carrying values of acquisition obligations and other notes payable presented here approximate their estimated fair values, based on estimates of their current present values using level 2 interest rate inputs.

(2)	On February 13, 2020, the Company entered into an amendment to its credit agreement governing its senior secured credit facilities to refinance the Term Loan B with a $2,743,125 secured Term Loan B-1.

(3)
The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current interest rate in effect and assuming no changes to the LIBOR based interest rates.

(4)	Financing lease obligations are measured at their approximate present value at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.

(5)
As of March 31, 2020, the carrying amount of the Company’s senior secured credit facilities and senior notes include a discount of $6,207 and deferred financing costs of $42,420; and deferred financing costs of $20,130, respectively. As of December 31, 2019, the carrying amount of the Company’s senior secured credit facilities and senior notes include a discount of $6,457 and deferred financing costs of $45,444; and deferred financing costs of $20,939, respectively.

Scheduled maturities of long-term debt at March 31, 2020 were as follows:

2020 (remainder of the year)	$95,359
2021	$170,056
2022	$172,376
2023	$224,727
2024	$3,671,586
2025	$61,951
Thereafter	$4,261,156

On February 13, 2020, the Company entered into an amendment to refinance its senior secured Term Loan B (Repricing Amendment) with a secured Term Loan B-1 that bears interest at a rate equal to LIBOR plus an applicable margin of 1.75% and matures on August 12, 2026. The Repricing Amendment did not change the interest rate on the Term Loan A or the revolving line of credit. No additional debt was incurred, nor any additional proceeds received, by the Company in connection with the Repricing Amendment. As a result of this transaction, the Company recognized debt refinancing charges of $2,948 in the three months ended March 31, 2020. The majority of the Company's Term Loan B debt was considered a modification, therefore

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

these charges primarily represent fees incurred on this transaction, as well as the write off and capitalization of deferred financing costs associated with the portion of debt considered extinguished. For the portion of the Term Loan B debt that was considered extinguished and reborrowed in this refinancing, the Company recognized $68,842 in constructive financing cash outflows and financing cash inflows on the statement of cash flows, even though no funds were actually paid or received. Another $55,895 of the debt considered extinguished in this refinancing represented a non-cash financing activity.
During the first three months of 2020, the Company made regularly scheduled mandatory principal payments under its senior secured credit facilities totaling $10,938 on Term Loan A and $6,858 on Term Loan B-1.
As of March 31, 2020, the Company maintains several interest rate cap agreements that have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on specific portions of the Company's floating rate debt, including all of the Term Loan B-1 and a portion of the Term Loan A. The remaining $1,464,392 outstanding principal balance of the Term Loan A and the revolving line of credit are subject to LIBOR-based interest rate volatility. The cap agreements are designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the terms of the cap agreements. These cap agreements do not contain credit-risk contingent features.
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
The following table summarizes the Company’s interest rate cap agreements outstanding as of March 31, 2020 and December 31, 2019, which are classified in "Other long-term assets" on its consolidated balance sheet:

					Three months ended March 31, 2020		Fair value
	Notional amount	LIBOR maximum rate	Effective date	Expiration date	Debt expense	Recorded OCI loss	March 31, 2020	December 31, 2019
2015 cap agreements	$3,500,000	3.50%	6/29/2018	6/30/2020	$2,163	$—	$—	$—
2019 cap agreements	$3,500,000	2.00%	6/30/2020	6/30/2024		$17,346	$7,106	$24,452

 The following table summarizes the effects of the Company’s interest rate cap agreements for the three months ended March 31, 2020 and 2019:

	Amount of unrecognized losses in OCI on interest rate cap agreements		Income statement location	Reclassification from accumulated other comprehensive loss into net income
	Three months ended March 31,			Three months ended March 31,
Derivatives designated as cash flow hedges	2020	2019		2020	2019
Interest rate cap agreements	$(17,346)	$(781)	Debt expense	$2,163	$2,163
Related income tax	4,328	201	Related income tax	(540)	(557)
Total	$(13,018)	$(580)		$1,623	$1,606

See Note 14 to these condensed consolidated financial statements for further details on amounts recorded and reclassified from accumulated other comprehensive loss.
The Company’s weighted average effective interest rate on the senior secured credit facilities at the end of the first quarter of 2020 was 2.78%, based on the current margins in effect for the Term Loan A, Term Loan B-1 and revolving line of credit as of March 31, 2020, as described above.
The Company’s overall weighted average effective interest rate for the three months ended March 31, 2020 was 4.35%, and as of March 31, 2020 was 3.75%.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

As of March 31, 2020, the Company’s interest rates are fixed on approximately 41.83% of its total debt.
As of March 31, 2020, the Company had $500,000 drawn on its $1,000,000 revolving line of credit under its senior secured credit facilities. The Company also has approximately $57,705 of outstanding letters of credit under a separate bilateral secured letter of credit facility.

9.	Leases
The majority of the Company’s facilities are leased under non-cancellable operating leases ranging in terms from five years to fifteen years and which contain renewal options of five years to ten years at the fair rental value at the time of renewal.
As of March 31, 2020 and December 31, 2019, assets recorded under finance leases were $257,750 and $247,246, respectively, and accumulated amortization associated with finance leases was $33,318 and $27,193, respectively, included in property and equipment, net, on the Company's consolidated balance sheet.
The components of lease expense were as follows:

Lease cost	Three months ended March 31, 2020	Three months ended March 31, 2019
Operating lease cost(1):
Fixed lease expense	$134,733	$128,110
Variable lease expense	30,059	28,571
Financing lease cost:
Amortization of leased assets	6,077	5,826
Interest on lease liabilities	3,603	3,775
Net lease cost	$174,472	$166,282

(1)	Includes short-term lease expense and sublease income, which are immaterial.

Other information related to leases was as follows:

Other information	Three months ended March 31, 2020	Three months ended March 31, 2019
Gains on sale leasebacks, net	$9,489	$3,987
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$162,828	$153,587
Operating cash flows from finance leases	$5,178	$5,661
Financing cash flows from finance leases	$4,180	$5,344
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	$101,473	$45,034

Lease term and discount rate	March 31, 2020
Weighted average remaining lease term (years):
Operating leases	8.9
Finance leases	10.2
Weighted average discount rate:
Operating leases	4.0%
Finance leases	5.3%

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

	Operating leases	Finance leases
2020 (remainder of the year)	$344,537	$30,291
2021	505,417	34,177
2022	472,643	34,621
2023	426,485	34,700
2024	372,190	34,725
2025	320,079	34,549
Thereafter	1,248,317	153,800
Total future minimum lease payments	$3,689,668	$356,863
Less portion representing interest	(599,265)	(81,771)
Present value of lease liabilities	$3,090,403	$275,092

10.	Contingencies
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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of March 31, 2020 and December 31, 2019, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
2017 U.S. Attorney Massachusetts Investigation: In January 2017, the Company was served with an administrative subpoena for records by the U.S. Attorney’s Office, District of Massachusetts, relating to an investigation into possible federal health care offenses. The subpoena covered the period from January 1, 2007 to the present, and sought documents relevant to charitable patient assistance organizations, particularly the American Kidney Fund (AKF), including documents related to efforts to provide patients with information concerning the availability of charitable assistance. The Department of Justice notified the court on July 23, 2019 of its decision to elect not to intervene in the matter of U.S. ex rel. David Gonzalez v. DaVita Healthcare Partners, et al. The complaint then was unsealed in the U.S. District Court, District of Massachusetts by order entered on August 1, 2019. The Department of Justice has confirmed that the complaint, which alleges violations of the FCA and various state false claims acts, was the basis of its investigation initiated in January 2017. The Company has not been served with the complaint.
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
2018 U.S. Attorney Florida Investigation: In March 2018, DaVita Labs received two CIDs from the U.S. Attorney’s Office, Middle District of Florida that were identical in nature but directed to the two different labs. According to the face of the CIDs, the U.S. Attorney’s Office is conducting an investigation as to whether the Company’s subsidiary submitted claims for blood, urine, and fecal testing, where there were insufficient test validation or stability studies to ensure accurate results, in violation of the FCA. In October 2018, DaVita Labs received a subpoena from the OIG in connection with this matter requesting certain patient records linked to clinical laboratory tests. On September 30, 2019, the U.S. Attorney’s Office notified the U.S. District Court, Middle District of Florida, of its decision not to elect to intervene at this time in the matter of U.S. ex rel. Lorne Holland, et al. v. DaVita Healthcare Partners, Inc., et al. The court then unsealed the complaint, which alleges violations of the FCA, by order dated the same day. In January 2020, the private party relators served the Company and DaVita Labs with an amended complaint. On February 24, 2020, the Company and DaVita Labs filed a motion to dismiss the amended complaint. The Company and DaVita Labs dispute these allegations and intend to defend this action accordingly.
2020 U.S. Attorney New Jersey Investigation: In March 2020, the U.S. Attorney’s Office, District of New Jersey served the Company with a subpoena and a CID relating to an investigation being conducted by that office and the U.S. Attorney’s Office, Eastern District of Pennsylvania. The subpoena and CID request information on several topics, including certain of the Company’s joint venture arrangements with physicians and physician groups, medical director agreements, and compliance with the Corporate Integrity Agreement. The Company is cooperating with the government in this investigation.
2020 California Department of Insurance Investigation: In April 2020, the California Department of Insurance sent the Company a Investigative Subpoena relating to an investigation being conducted by that office. The subpoena requests information on a number of topics, including but not limited to the Company’s communications with patients about insurance plans and financial assistance from the American Kidney Fund (AKF), analyses of the potential impact of patients’ decisions to change insurance providers, and documents relating to donations or contributions to the AKF. The Company is cooperating with the California Department of Insurance in this investigation.
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
The Company has certain other potential commitments to provide operating capital to a number of dialysis centers that are wholly-owned by third parties or businesses in which the Company maintains a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative services agreements of approximately $9,460.

12.	Long-term incentive compensation
Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units, and performance stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which is primarily general and administrative in nature, is attributed to the Company’s U.S. dialysis business, corporate administrative support, and ancillary services.
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
During the three months ended March 31, 2020, the Company granted 950 restricted and performance stock units with an aggregate grant-date fair value of $72,648 and a weighted-average expected life of approximately 3.5 years and 2,765 stock-settled stock appreciation rights with an aggregate grant-date fair value of $73,833 and a weighted-average expected life of approximately 4.8 years.
For the three months ended March 31, 2020 and 2019, the Company recognized $25,594 and $13,107, respectively, in total LTIP expense, of which $19,870 and $10,301, respectively, represented stock-based compensation expense for stock appreciation rights, restricted stock units, performance stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expense. The estimated tax benefits recorded for stock-based compensation for the three months ended March 31, 2020 and 2019 was $2,584 and $1,495, respectively.
As of March 31, 2020, the Company had $247,420 in total estimated but unrecognized stock-based compensation expense under the Company’s equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.7 years. The Company no longer has outstanding long-term performance-based cash awards in its principal U.S. dialysis business as the performance and accrual period for these awards ended December 31, 2019 with a final payout of $66,302 in 2020.
For the three months ended March 31, 2020 and 2019, the Company recognized $199 and $151, respectively, in actual tax benefits upon the settlement of stock awards.
On November 4, 2019, the independent members of the Company’s Board of Directors (Board) approved an award of 2,500 premium-priced stock-settled stock appreciation rights (Premium-Priced Award) to the Company’s Chief Executive Officer (CEO), which award was subject to stockholder approval of a related amendment to the Company's 2011 Incentive Award Plan (2011 Plan). The Company's stockholders approved such amendment to the 2011 Plan on January 23, 2020, authorizing the grant to the Company's CEO. Since stockholder approval occurred in 2020, subsequent to the Board approval, this award had both a service inception and grant date of January 23, 2020 for accounting purposes.
The base price of the Premium-Priced Award is $67.80 per share, which is a 20% premium to the clearing price of the Company's 2019 modified Dutch auction tender offer. The award vests 50% on each of November 4, 2022 and November 4, 2023, and expires on November 4, 2024. The award includes a requirement that the CEO hold any shares acquired upon exercise of this award, net of shares used to cover related taxes, until November 4, 2024 (that is, for the full term of the award), subject to lapse of the holding period upon a change in control of the Company or due to the CEO's death or termination due to disability.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

13.	Share repurchases
The following table summarizes the Company's repurchases of its common stock during the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Shares repurchased	Amount paid	Average paid per share	Shares repurchased	Amount paid	Average paid per share
Open market repurchases	4,052	$303,139	$74.81	—	$—	$—

The Company did not repurchase any shares subsequent to March 31, 2020 through May 4, 2020.
Effective as of the close of business on November 4, 2019, the Board terminated all remaining prior share repurchase authorizations available to the Company and approved a new share repurchase authorization of $2,000,000. As of May 4, 2020, the Company had a total of $1,400,356 available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations, including under the terms of its current senior secured credit facilities and the indentures governing its senior notes.

14.	Accumulated other comprehensive loss

	For the three months ended March 31, 2020			For the three months ended March 31, 2019
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$(1,433)	$(46,065)	$(47,498)	$(8,961)	$(25,963)	$(34,924)
Unrealized losses	(17,346)	(81,632)	(98,978)	(781)	(13,653)	(14,434)
Related income tax	4,328	—	4,328	201	—	201
	(13,018)	(81,632)	(94,650)	(580)	(13,653)	(14,233)
Reclassification into net income	2,163	—	2,163	2,163	—	2,163
Related income tax	(540)	—	(540)	(557)	—	(557)
	1,623	—	1,623	1,606	—	1,606
Ending balance	$(12,828)	$(127,697)	$(140,525)	$(7,935)	$(39,616)	$(47,551)

The reclassification of net cap realized losses into income are recorded as debt expense in the corresponding consolidated statements of income. See Note 8 to these condensed consolidated financial statements for further details.

15.	Acquisitions and divestitures
During the three months ended March 31, 2020, the Company acquired dialysis businesses consisting of two dialysis centers located in the U.S. and 22 dialysis centers located outside the U.S. for a total of $34,107 in net cash, $875 in deferred purchase price obligations, and $5,007 in earn-out obligations and assumed liabilities. The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in these transactions at their estimated acquisition date fair values:

Current assets	$7,412
Property and equipment	8,892
Intangible and other long-term assets	6,107
Goodwill	26,770
Deferred income taxes	1,513
Current liabilities	(10,705)
$39,989

 Amortizable intangible assets acquired during the three months ended March 31, 2020 primarily represent non-compete agreements which had weighted-average estimated useful lives of approximately four years. The total estimated amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $11,241.
Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired companies a total of up to $31,723 if certain performance targets or quality margins are met primarily over the next one year to five years. As of March 31, 2020, the estimated fair values of these contingent earn-out obligations is $22,386, of which $4,579 is included in other current liabilities and the remaining $17,807 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in contingent earn-out obligations for the three months ended March 31, 2020:

Balance at December 31, 2019	$24,586
Contingent earn-out obligations associated with acquisitions	2,672
Foreign currency translation adjustment for contingent earn-out obligations	(4,874)
Remeasurement of fair value for contingent earn-out obligations	2
Balance at March 31, 2020	$22,386

16.     Discontinued operations previously held for sale
DaVita Medical Group
On June 19, 2019, the Company completed the sale of its DaVita Medical Group (DMG) business to Optum, a subsidiary of UnitedHealth Group Inc., for an aggregate purchase price of $4,340,000, prior to certain closing and post-closing adjustments specified in the related equity purchase agreement dated as of December 5, 2017, as amended as of September 20, 2018 and as of December 11, 2018 (as amended, the equity purchase agreement).
The Company recorded a preliminary estimated pre-tax net loss of approximately $23,022 on the sale of its DMG business in 2019. This preliminary net loss was based on initial estimates of the Company's expected aggregate proceeds from the sale, net of transaction costs and obligations, as well as the estimated values of DMG net assets sold as of the closing date. These estimated net proceeds included $4,465,476 in cash received from Optum at closing, or $3,824,509 net of cash and restricted cash included in the DMG net assets sold. During the three months ended March 31, 2020, the Company recognized $9,980 in additional tax benefits under the Coronavirus Aid, Relief, and Economic Security (CARES) Act related to its period of DMG ownership, which have been recognized as an adjustment to the Company's loss on sale of the DMG business.
The ultimate net proceeds from the DMG sale, as well as the value of its previously held for sale net assets sold, remain subject to estimate revisions and post-closing adjustments pursuant to the equity purchase agreement, which could be material. The Company continues to work with Optum concerning what, if any, net working capital adjustment or other potential adjustments to the purchase price are appropriate, via the process set forth in the equity purchase agreement. Under the equity purchase agreement, the Company also has certain indemnification obligations that could require payments to the buyer relating

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

to the Company's previous ownership and operation of the DMG business. Potential payments under these provisions, if any, remain subject to significant uncertainties and could have a material adverse effect on the net proceeds ultimately retained by the Company or the total amount of its loss on the sale of this business.
The following table presents the financial results of discontinued operations related to DMG:

	Three months ended March 31,
	2020	2019
Revenues	$—	$1,382,281
Expenses	—	1,338,153
Income from discontinued operations before taxes	—	44,128
Income tax expense	—	13,823
Gain (loss) on sale of discontinued operations, net of tax	9,980	—
Net income from discontinued operations, net of tax	$9,980	$30,305

The following table presents cash flows of discontinued operations related to DMG:

	Three months ended March 31,
	2020	2019
Net cash provided by operating activities from discontinued operations	$—	$68,240
Net cash used in investing activities from discontinued operations	$—	$(22,809)

17.	Variable interest entities (VIEs)
At March 31, 2020, these condensed consolidated financial statements include total assets of VIEs of $320,505 and total liabilities and noncontrolling interests of VIEs to third parties of $234,915. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 23 to the Company's consolidated financial statements included in the 10-K.

18.	Fair values of financial instruments
The Company measures the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions (redeemable equity interests classified as temporary equity) based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, liabilities, temporary equity and commitments. The Company has also classified certain assets, liabilities and temporary equity that are measured at fair value into the appropriate fair value hierarchy levels as defined by the Financial Accounting Standards Board (FASB).
The following table summarizes the Company’s assets, liabilities and temporary equity that are measured at fair value on a recurring basis as of March 31, 2020:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$35,843	$35,843	$—	$—
Interest rate cap agreements	$7,106	$—	$7,106	$—
Liabilities
Contingent earn-out obligations	$22,386	$—	$—	$22,386
Temporary equity
Noncontrolling interests subject to put provisions	$1,228,036	$—	$—	$1,228,036

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

For reconciliations of changes in contingent earn-out obligations and noncontrolling interests subject to put provisions during the three months ended March 31, 2020, see Note 15 and the consolidated statement of equity, respectively.
Investments in equity securities represent investments in various open-ended registered investment companies (mutual funds) and common stock and are recorded at fair value estimated based on reported market prices or redemption prices, as applicable. See Note 4 to these condensed consolidated financial statements for further discussion.
Interest rate cap agreements are recorded at fair value estimated from valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate cap agreements would be materially different from the fair value estimates currently reported. See Note 8 to these condensed consolidated financial statements for further discussion.
The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, including projected earnings before interest, taxes, depreciation, and amortization (EBITDA) and revenue. The estimated fair value of these contingent earn-out obligations is remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company's credit risk adjusted rate that is used to discount obligations to present value. See Note 15 to these condensed consolidated financial statements for further discussion.
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of March 31, 2020, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $150,000. See Note 17 to the Company's consolidated financial statements included in the 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.
The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon bid and ask quotes for these instruments, typically a level 2 input. See Note 8 to these condensed consolidated financial statements for further discussion of the Company's debt.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at March 31, 2020 at their approximate fair values due to the short-term nature of their settlements.

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
The Company’s separate operating segments include its U.S. dialysis and related lab services business, each of its ancillary services and strategic initiatives, its kidney care operations in each foreign sovereign jurisdiction, its other health operations in each foreign sovereign jurisdiction, and its equity method investment in the APAC JV. The U.S. dialysis and related lab services business qualifies as a separately reportable segment, and all other ancillary services and strategic initiatives operating segments, including the international operating segments, have been combined and disclosed in the other segments category. See Note 25 to the Company's consolidated financial statements included in the 10-K for further description of how the Company determines and measures results for its operating segments.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended March 31,
	2020	2019
Segment revenues:
U.S. dialysis
Dialysis patient service revenues:
External sources	$2,579,240	$2,511,826
Intersegment revenues	31,941	30,420
U.S. dialysis patient service revenues	2,611,181	2,542,246
Other revenues(1):
External sources	5,141	4,684
Intersegment revenues	301	221
Total U.S. dialysis revenues	2,616,623	2,547,151
Other—Ancillary services
Dialysis patient service revenues, net	134,041	117,863
Other external sources	122,815	108,739
Intersegment revenues	4,152	3,336
Total ancillary services revenues	261,008	229,938
Total net segment revenues	2,877,631	2,777,089
Elimination of intersegment revenues	(36,394)	(33,977)
Consolidated revenues	$2,841,237	$2,743,112
Segment operating margin (loss):
U.S. dialysis	$491,607	$416,981
Other—Ancillary services	(2,646)	(57,630)
Total segment operating margin	488,961	359,351
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Corporate administrative support	(23,585)	(18,844)
Consolidated operating income	465,376	340,507
Debt expense	(88,603)	(131,519)
Debt refinancing charges	(2,948)	—
Other income, net	(4,350)	6,940
Consolidated income from continuing operations before income taxes	$369,475	$215,928

(1)
Includes management fee revenue from providing management and administrative services to dialysis ventures in which the Company owns a noncontrolling equity investment or which are wholly-owned by third parties.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

A summary of assets by reportable segment was as follows:

	March 31, 2020	December 31, 2019
U.S. dialysis (including equity investments of $130,144 and $124,188, respectively)	$16,075,622	$15,778,880
Other—Ancillary services (including equity investments of $124,355 and $117,795, respectively)	1,520,678	1,532,514
Consolidated assets	$17,596,300	$17,311,394

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended March 31,
	2020	2019
U.S. dialysis	$146,300	$140,780
Other—Ancillary services	8,379	7,748
	$154,679	$148,528

Expenditures for property and equipment by reportable segment were as follows:

	Three months ended March 31,
	2020	2019
U.S. dialysis	$148,763	$170,548
Other—Ancillary services	6,179	8,578
DMG—Discontinued operations	—	19,752
	$154,942	$198,878

20.	Changes in DaVita Inc.’s ownership interests in consolidated subsidiaries
The effects of changes in DaVita Inc.’s ownership interests in consolidated subsidiaries on the Company’s consolidated equity were as follows:

	Three months ended March 31,
	2020	2019
Net income attributable to DaVita Inc.	$239,593	$149,289
Changes in paid-in capital for:
Purchases of noncontrolling interests	(445)	(2,206)
Net transfers to noncontrolling interests	(445)	(2,206)
Net income attributable to DaVita Inc., net of transfers to noncontrolling interests	$239,148	$147,083

21.	New accounting standards
New standards recently adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU amend the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments and off-balance sheet credit exposures. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. The amendments in this ASU became effective for the Company beginning on January 1, 2020 and were applied using a modified retrospective basis. The adoption of ASU No. 2016-13 did not have a material impact on the Company's consolidated financial statements.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement. The applicable amendments in this ASU remove requirements for disclosures concerning transfers between fair value measurement levels 1, 2 and 3 and disclosures concerning valuation processes for level 3 fair value measurements. The applicable amendments in this ASU also add a requirement to separately disclose the changes in unrealized gains and losses included in other comprehensive income for the reporting period for level 3 items measured at fair value on a recurring basis, and require disclosure of the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. The amendments in this ASU became effective for the Company beginning on January 1, 2020 and were applied on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements when adopted January 1, 2020.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this ASU as of January 1, 2020, using the prospective transition approach, which allows the Company to change the accounting method without restating prior periods or booking cumulative adjustments. The adoption of ASU No. 2018-15 did not have a material impact on the Company's consolidated financial statements.
New standards not yet adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU No. 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU No. 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted for all entities. The Company is currently assessing the effect this guidance may have on its consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides optional expedients and exceptions for applying U.S. generally accepted accounting principles (GAAP) to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in this ASU were effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently assessing the effect this guidance may have on its consolidated financial statements.

22.	Condensed consolidating financial statements
The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the Company’s condensed consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other administrative services. The Company’s senior notes are guaranteed by a substantial majority of its domestic subsidiaries as measured by revenue, income and assets. The subsidiary guarantors have guaranteed the senior notes on a joint and several basis. However, a subsidiary guarantor will be released from its obligations under its guarantee of the senior notes and the indentures governing the senior notes if, in general, there is a sale or other disposition of all or substantially all of the assets of such subsidiary guarantor, including by merger or consolidation, or a sale or other disposition of all of the equity interests in such subsidiary guarantor held by the Company and its restricted subsidiaries, as defined in the indentures; such subsidiary guarantor is designated by the Company as an unrestricted subsidiary, as defined in the indentures, or otherwise ceases to be a restricted subsidiary of the Company, in each case in accordance with the indentures; or such subsidiary guarantor no longer guarantees any other indebtedness, as defined in the indentures, of the Company or any of its restricted subsidiaries, except for guarantees that are contemporaneously released. The senior notes are not guaranteed by certain of the Company’s domestic subsidiaries, any of the Company’s foreign subsidiaries, or any entities that do not constitute subsidiaries within the meaning of the indentures, such as corporations in which the Company holds capital stock with less than a majority of the voting power, joint ventures and partnerships in which the Company holds less than a majority of the equity or voting interests, non-owned entities and third parties. Contemporaneously with the Company entering into its $5,500,000 senior secured credit agreement (the New Credit Agreement) on August 12, 2019 and pursuant to the indentures governing the Company’s senior notes, certain subsidiaries of the Company were released from their guarantees of the Company's senior notes such that, after that release, the remaining subsidiary guarantors of the senior notes were the same subsidiaries

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

guaranteeing the New Credit Agreement. The following condensed consolidating financial statements have been prepared for all periods presented based on the current subsidiary guarantors and non-guarantors stipulated in the New Credit Agreement.
Condensed Consolidating Statements of Operations

For the three months ended March 31, 2020	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$1,729,740	$1,050,877	$(67,336)	$2,713,281
Other revenues	197,283	156,860	41,428	(267,615)	127,956
Total net revenues	197,283	1,886,600	1,092,305	(334,951)	2,841,237
Operating expenses	154,651	1,640,821	915,340	(334,951)	2,375,861
Operating income	42,632	245,779	176,965	—	465,376
Debt expense	(91,362)	(59,093)	(11,337)	70,241	(91,551)
Other income (loss), net	62,453	805	2,633	(70,241)	(4,350)
Income tax expense	3,424	80,975	7,161	—	91,560
Equity earnings in subsidiaries	229,294	98,795	—	(328,089)	—
Net income from continuing operations	239,593	205,311	161,100	(328,089)	277,915
Net income from discontinued operations, net of tax	—	—	9,980	—	9,980
Net income	239,593	205,311	171,080	(328,089)	287,895
Less: Net income attributable to noncontrolling interests	—	—	—	(48,302)	(48,302)
Net income attributable to DaVita Inc.	$239,593	$205,311	$171,080	$(376,391)	$239,593

For the three months ended March 31, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$1,706,593	$986,373	$(63,277)	$2,629,689
Other revenues	188,836	146,117	34,909	(256,439)	113,423
Total net revenues	188,836	1,852,710	1,021,282	(319,716)	2,743,112
Operating expenses and charges	143,659	1,634,285	944,377	(319,716)	2,402,605
Operating income	45,177	218,425	76,905	—	340,507
Debt expense	(133,595)	(50,650)	(12,549)	65,275	(131,519)
Other income, net	110,198	648	11,060	(114,966)	6,940
Income tax expense	7,026	44,027	5,693	—	56,746
Equity earnings in subsidiaries	134,535	64,375	—	(198,910)	—
Net income from continuing operations	149,289	188,771	69,723	(248,601)	159,182
Net (loss) income from discontinued operations, net of tax	—	—	(19,386)	49,691	30,305
Net income	149,289	188,771	50,337	(198,910)	189,487
Less: Net income attributable to noncontrolling interests	—	—	—	(40,198)	(40,198)
Net income attributable to DaVita Inc.	$149,289	$188,771	$50,337	$(239,108)	$149,289

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended March 31, 2020	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$239,593	$205,311	$171,080	$(328,089)	$287,895
Other comprehensive loss	(11,395)	—	(81,632)	—	(93,027)
Total comprehensive income	228,198	205,311	89,448	(328,089)	194,868
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(48,302)	(48,302)
Comprehensive income attributable to DaVita Inc.	$228,198	$205,311	$89,448	$(376,391)	$146,566

For the three months ended March 31, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$149,289	$188,771	$50,337	$(198,910)	$189,487
Other comprehensive income (loss)	1,026	—	(13,653)	—	(12,627)
Total comprehensive income	150,315	188,771	36,684	(198,910)	176,860
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(40,198)	(40,198)
Comprehensive income attributable to DaVita Inc.	$150,315	$188,771	$36,684	$(239,108)	$136,662

Condensed Consolidating Balance Sheets

As of March 31, 2020	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$1,075,965	$411	$305,388	$—	$1,381,764
Restricted cash and equivalents	14,540	—	92,184	—	106,724
Accounts receivable, net	—	1,184,686	635,446	—	1,820,132
Other current assets	86,786	556,210	100,357	(28,034)	715,319
Total current assets	1,177,291	1,741,307	1,133,375	(28,034)	4,023,939
Property and equipment, net	555,409	1,555,662	1,336,966	(2,614)	3,445,423
Operating lease right-of-use assets	107,620	1,643,765	1,114,378	(17,987)	2,847,776
Intangible assets, net	340	28,766	88,847	—	117,953
Investments in and advances to affiliates, net	10,961,209	7,869,131	3,099,564	(21,929,904)	—
Other long-term assets and investments	85,777	130,528	187,405	(20,524)	383,186
Goodwill	—	4,812,207	1,965,816	—	6,778,023
Total assets	$12,887,646	$17,781,366	$8,926,351	$(21,999,063)	$17,596,300
Current liabilities	$365,783	$1,172,340	$683,608	$(985)	$2,220,746
Intercompany liabilities, net	1,534,892	3,099,564	2,693,572	(7,328,028)	—
Long-term operating leases liabilities	133,926	1,554,717	1,062,852	(17,125)	2,734,370
Long-term debt and other long-term liabilities	8,209,577	786,685	334,591	(51,049)	9,279,804
Noncontrolling interests subject to put provisions	695,622	—	—	532,414	1,228,036
Total DaVita Inc. shareholders' equity	1,947,846	11,168,060	3,433,816	(14,601,876)	1,947,846
Noncontrolling interests not subject to put provisions	—	—	717,912	(532,414)	185,498
Total equity	1,947,846	11,168,060	4,151,728	(15,134,290)	2,133,344
Total liabilities and equity	$12,887,646	$17,781,366	$8,926,351	$(21,999,063)	$17,596,300

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2020	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows provided by operating activities:
Net income	$239,593	$205,311	$171,080	$(328,089)	$287,895
Changes in operating assets and liabilities and non-cash items included in net income	(182,332)	(71,454)	(1,817)	328,089	72,486
Net cash provided by operating activities	57,261	133,857	169,263	—	360,381
Cash flows used in investing activities:
Additions of property and equipment	(52,714)	(41,144)	(61,084)	—	(154,942)
Acquisitions	—	(984)	(33,123)	—	(34,107)
Proceeds from asset and business sales	—	4,180	27,338	—	31,518
Proceeds (purchases) from investment sales and other items, net	452	271	(5,817)	—	(5,094)
Net cash used in investing activities	(52,262)	(37,677)	(72,686)	—	(162,625)
Cash flows provided by (used in) financing activities:
Long-term debt and related financing costs, net	481,856	(2,462)	(13,557)	—	465,837
Intercompany borrowings (payments)	153,029	(95,857)	(57,172)	—	—
Other items	(322,119)	2,018	(48,744)	—	(368,845)
Net cash provided by (used in) financing activities	312,766	(96,301)	(119,473)	—	96,992
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(14,978)	—	(14,978)
Net increase (decrease) in cash, cash equivalents and restricted cash	317,765	(121)	(37,874)	—	279,770
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	772,740	532	435,446	—	1,208,718
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$1,090,505	$411	$397,572	$—	$1,488,488

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

For the three months ended March 31, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows provided by (used in) operating activities:
Net income	$149,289	$188,771	$50,337	$(198,910)	$189,487
Changes in operating assets and liabilities and non-cash items included in net income	(124,409)	(289,332)	166,648	198,910	(48,183)
Net cash provided by (used in) operating activities	24,880	(100,561)	216,985	—	141,304
Cash flows used in investing activities:
Additions of property and equipment	(38,942)	(76,529)	(83,407)	—	(198,878)
Acquisitions	—	—	(11,274)	—	(11,274)
Proceeds from asset and business sales	—	2,270	11,633	—	13,903
Proceeds (purchases) from investment sales and other items, net	1,804	(3,878)	(2,035)	—	(4,109)
Net cash used in investing activities	(37,138)	(78,137)	(85,083)	—	(200,358)
Cash flows provided by financing activities:
Long-term debt and related financing costs, net	365,133	(2,364)	(5,572)	—	357,197
Intercompany (payments) borrowings	(220,697)	188,870	31,827	—	—
Other items	1,517	(8,427)	(25,336)	—	(32,246)
Net cash provided by financing activities	145,953	178,079	919	—	324,951
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(921)	—	(921)
Net increase (decrease) in cash, cash equivalents and restricted cash	133,695	(619)	131,900	—	264,976
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	—	118,962	—	118,962
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	133,695	(619)	12,938	—	146,014
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	61,658	13,280	340,482	—	415,420
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$195,353	$12,661	$353,420	$—	$561,434

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

23.	Recent and subsequent events
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the virus continues to spread throughout the world. As a caregiving organization, the Company is exposed to and will continue to be impacted by the effects of the COVID-19 pandemic. The Company has continued to provide essential, life-sustaining care for its patients during this public health crisis. The Company has also maintained business process continuity during the pandemic by enabling most back office teammates to work remotely, and as of the date of this report has not experienced any material issues in billing or cash collections. This transition combined with the Company's balance sheet has helped the Company to avoid any material deterioration of its liquidity position as a result of the COVID-19 crisis at this time.
The Company is closely monitoring the impact of the pandemic and the resulting economic downturn on all aspects of its business, including the impact on its patients, teammates, physician partners, suppliers, vendors and other business partners. We expect that the long-term impact of this public health crisis on the Company will be driven primarily by the severity and duration of the pandemic, the impact on our patient population, the pandemic’s impact on the U.S. and global economies and unemployment, and the timing, scope and effectiveness of federal, state and local governmental responses. At this time, the Company cannot reasonably estimate the ultimate impact the COVID-19 pandemic will have on its business, financial condition, results of operations, cash flows and liquidity, but the adverse impact could be material.
Under the CARES Act, in April 2020 the government distributed approximately $250,000 to the Company and its joint venture partners from the Public Health and Social Services Emergency Fund. These funds were only to be used for healthcare related expenses or lost revenues attributable to COVID-19. At this time, the Company has elected not to accept the funds available to it through this government financial support. The Company’s initial receipt of these payments constitutes a subsequent event and therefore had no effect on the Company's reported financial results or financial condition for the three months ended March 31, 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements in this report, other than statements of historical fact, are forward-looking statements and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among other things, DaVita's response to and the expected future impacts of COVID-19, statements about our balance sheet and liquidity, our expenses, revenues, billings and collections and future results, potential need, ability or willingness to use any funds under the CARES Act or other government programs, availability of supplies, treatment volumes, percentage or number of patients under commercial insurance, and overall impact on our patients, as well as other statements regarding our future operations, financial condition and prospects, government and commercial payment rates, and our stock repurchase program. Without limiting the foregoing, statements including the words "expect," "intend," "will," “could,” "plan," "anticipate," "believe," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:

•
the impact of the dynamic and rapidly evolving COVID-19 pandemic, including, without limitation, on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition and results of operations, the government’s response to the COVID-19 pandemic, and the consequences of an economic downturn resulting from the impacts of COVID-19, any of which may also have the effect of heightening many of the other risks and uncertainties discussed below;

•	our need, ability and willingness to utilize any funds received under the CARES Act or subsequent legislation, and the consequences of our decisions with respect thereto;

•
the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number or percentage of our patients under such plans, including without limitation as a result of restrictions or prohibitions on the use and/or availability of charitable premium assistance, which may result in the loss of revenues or patients, or our making incorrect assumptions about how our patients will respond to any change in financial assistance from charitable organizations;

•
noncompliance by us or our business associates with any privacy or security laws or any security breach by us or a third party involving the misappropriation, loss or other unauthorized use or disclosure of confidential information;

•
the extent to which the ongoing implementation of healthcare reform, or changes in or new legislation, regulations or guidance, enforcement thereof or related litigation, result in a reduction in coverage or reimbursement rates for our services, a reduction in the number of patients enrolled in higher-paying commercial plans, or other material impacts to our business; or our making incorrect assumptions about how our patients will respond to any such developments;

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

•
the variability of our cash flows, including without limitation any extended billing or collections cycles; the risk that we may not be able to generate or access sufficient cash in the future to service our indebtedness or to fund our other liquidity needs; and the risk that we may not be able to refinance our indebtedness as it becomes due, on terms favorable to us or at all;

•
factors that may impact our ability to repurchase stock under our stock repurchase program and the timing of any such stock repurchases, as well as our use of a considerable amount of available funds to repurchase stock;

•	risks arising from the use of accounting estimates, judgments and interpretations in our financial statements;

•	impairment of our goodwill, investments or other assets; and

•
uncertainties associated with the other risk factors set forth in DaVita Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q, and the risks and uncertainties discussed in any subsequent reports that DaVita has filed or furnished with the Securities and Exchange Commission from time to time.

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
On June 19, 2019, we completed the sale of our DaVita Medical Group (DMG) business to Optum, a subsidiary of UnitedHealth Group Inc. As a result of this transaction, DMG's results of operations have been reported as discontinued operations for all periods presented and DMG is not included below in this Management's Discussion and Analysis.
COVID-19 and its impact on our business
As a caregiving organization, we are exposed to and will continue to be impacted by the effects of the COVID-19 pandemic. DaVita’s team of over 65,000 teammates includes, among others, dialysis nurses, patient care technicians, social workers, dieticians and other caregivers who are on the front lines of the ongoing COVID-19 pandemic providing essential, life-sustaining care for our patients. During this time of great challenge, our top priorities continue to be the health, safety and well-being of our patients, teammates and physician partners and helping to ensure that our patients have the ability to maintain continuity of care throughout this crisis, whether in the acute, outpatient or home setting. We have implemented additional protocols in coordination with the Centers for Disease Control and Prevention (CDC) on infection control and clinical best practices in response to COVID-19. In addition, we have been collaborating with the U.S. Department of Health and Human Services (HHS), the Centers for Medicare and Medicaid Services (CMS), the CDC, the American Society of Nephrology, and dialysis providers nationwide to help ensure that the dialysis community is able to support patients nationwide.
We have also maintained business process continuity during the pandemic by enabling most back office teammates to work remotely, and as of the date of this report, we have not experienced any material issues in billing or cash collections. This transition, combined with our balance sheet, has helped us avoid any material deterioration of our liquidity position as a result of the COVID-19 crisis at this time.
We are closely monitoring the long-term impact of the pandemic and the resulting economic downturn on all aspects of our business, including the impact on our patients, teammates, physician partners, suppliers, vendors and business partners. We may have extended, significant additional costs as a result of COVID-19. For example, we may have increased costs and risk associated with a high demand for our skilled clinical personnel. Additionally, the steps we have taken designed to help safely maintain continuity of care for our patients and help protect our caregivers, such as our policies to implement dedicated care shifts for patients with confirmed or suspected COVID-19 and other enhanced clinical practices, have increased, and are expected to continue to increase, our expenses. Our response to COVID-19 has resulted in higher salary and wage expense, and we are also providing financial support to over 50,000 of our teammates to cover costs related to COVID-19. Furthermore, the effort needed to procure certain of our equipment and clinical supplies and associated costs have increased. These efforts are part of a wider Prepare, Prevent, Respond protocol that we have implemented in connection with the pandemic, which also includes operational initiatives such as the redistribution of teammates, machines and supplies across the country as needed and increased investment in and utilization of telehealth capabilities.
We may observe a negative impact on revenue and non-acquired growth from COVID-19 due to lower treatment volumes, including from the impact of changes in rates of mortality, as well as a decrease in new patient admissions due to the impact of COVID-19 on the chronic kidney disease (CKD) population. Over the longer term, we believe that changes in mortality in both the CKD and ESRD populations due to COVID-19 will depend primarily on the infection rate, case fatality rate and age and health status of affected patients. At this time we cannot reasonably estimate the magnitude or duration of this impact, due in part to testing and reporting limitations, but this adverse impact could be material. Because our ESRD patients generally have comorbidities, several of which are risk factors for COVID-19, we believe the mortality rate of infected patients will be higher in the dialysis population than in the general population. In addition, the COVID-19 pandemic and efforts to contain the virus have led to global economic deterioration and rapid and sharp increases in unemployment levels, which ultimately could result in a materially reduced share of our patients being covered by commercial insurance plans, with more patients being covered by lower-paying government insurance programs or being uninsured. These effects may persist after the pandemic subsides, and in the event such a reduction occurs, we believe that it would have a material adverse impact on our business, results of operations, financial condition and cash flows. The global nature of the pandemic may have varying impacts on our ongoing operations outside the United States and our ability to expand our operations into other parts of the world.
We believe the ultimate impact of this public health crisis on the Company will depend on future developments that are highly uncertain and difficult to predict, including among other things the severity and duration of the pandemic, the impact on our patient population, the pandemic’s impact on the U.S. and global economies and unemployment, and the timing, scope and effectiveness of federal, state and local governmental responses. At this time, we cannot reasonably estimate the ultimate impact the COVID-19 pandemic will have on us, but the adverse impact could be material.
A significant initial part of the federal government response to the COVID-19 pandemic is the CARES Act, a $2 trillion economic stimulus package that was signed into law on March 27, 2020. The CARES Act authorizes $100 billion in funding to be distributed to healthcare providers through the federal Public Health and Social Services Emergency Fund (Provider Relief Fund). Under the CARES Act, in April 2020 the government distributed approximately $250 million to the Company and its joint venture partners from the Provider Relief Fund, and these funds were only to be used for healthcare related expenses or lost revenues attributable to COVID-19. At this time, the Company has elected not to accept the funds available to it through this government financial support. Since the Company initially received these payments after March 31, the payments had no impact on our financial condition or results reported for the three months ended March 31, 2020.
The CARES Act also included a provision that suspended the 2% Medicare sequestration from May 1, 2020 through December 31, 2020, and we currently estimate that this suspension will increase our revenues.
For additional information on the potential impact of the COVID-19 pandemic on us, see "Part II Item 1A Risk Factors."
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the quarter ended March 31, 2020 compared to the quarters ended December 31, 2019 and March 31, 2019.
Consolidated results of operations
The following table summarizes our revenues, operating income and adjusted operating income by line of business. See the discussion of our results for each line of business following this table:

	Three months ended			Q1 2020 vs. Q4 2019		Q1 2020 vs. Q1 2019
	March 31, 2020	December 31, 2019	March 31, 2019	Amount	Percent	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,617	$2,687	$2,547	$(70)	(2.6)%	$70	2.7%
Other - ancillary services	261	255	230	6	2.4%	31	13.5%
Elimination of intersegment revenues	(36)	(43)	(34)	7	16.3%	(2)	(5.9)%
Total consolidated revenues	$2,841	$2,899	$2,743	$(58)	(2.0)%	$98	3.6%

Operating income (loss):
U.S. dialysis	$492	$508	$417	$(16)	(3.1)%	$75	18.0%
Other - ancillary services	(3)	(19)	(58)	16	84.2%	55	94.8%
Corporate administrative support	(24)	(27)	(19)	3	11.1%	(5)	(26.3)%
Operating income	$465	$463	$341	$2	0.4%	$124	36.4%

Adjusted operating income (loss)(1):
U.S. dialysis	$492	$508	$417	$(16)	(3.1)%	$75	18.0%
Other - ancillary services	(3)	(19)	(17)	16	84.2%	14	82.4%
Corporate administrative support	(24)	(27)	(19)	3	11.1%	(5)	(26.3)%
Adjusted operating income	$465	$463	$382	$2	0.4%	$83	21.7%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)	For a reconciliation of adjusted operating income (loss) by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

U.S. dialysis business results of operations
Revenues:

	Three months ended			Q1 2020 vs. Q4 2019		Q1 2020 vs. Q1 2019
	March 31, 2020	December 31, 2019	March 31, 2019	Amount	Percent	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,617	$2,687	$2,547	$(70)	(2.6)%	$70	2.7%
Dialysis treatments	7,513,321	7,681,462	7,297,460	(168,141)	(2.2)%	215,861	3.0%
Average treatments per day	96,821	96,744	95,267	77	0.1%	1,554	1.6%
Treatment days	77.6	79.4	76.6	(1.8)	(2.3)%	1.0	1.3%
Average patient service revenue per treatment	$347.54	$348.31	$348.37	$(0.77)	(0.2)%	$(0.83)	(0.2)%
Normalized non acquired treatment growth(1)	2.3%	2.1%	2.4%		0.2%		(0.1)%

(1)
Normalized non-acquired growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.

U.S. dialysis revenues in the first quarter of 2020 decreased over the fourth quarter of 2019 primarily due to a decrease of 2.2% in dialysis treatments and a decrease in our average patient service revenue per treatment. The decrease in our U.S. dialysis treatments was driven by approximately 1.8 fewer treatment days and the deconsolidation of the two dialysis partnerships described below, partially offset by volume growth from additional treatments due to acquired and non-acquired treatments. Our U.S. dialysis average patient service revenue per treatment was negatively impacted by a Medicare rate decline related to calcimimetics as well as a seasonal decrease from co-insurance and deductibles. These decreases in our average patient service revenue per treatment were partially offset by an increase in base Medicare rates in 2020 and seasonally higher inpatient dialysis service revenue.
U.S. dialysis revenues in the first quarter of 2020 increased over the first quarter of 2019 primarily due to an increase in dialysis treatments, partially offset by a decrease in our average patient service revenue per treatment. Our U.S. dialysis treatments increased due to volume growth from additional treatments of 3.0% due to acquired and non-acquired treatments and one additional treatment day in the first quarter of 2020, partially offset by a decrease in treatments related to the deconsolidation of the two dialysis partnerships described below. Our U.S. dialysis average patient service revenue per treatment was negatively impacted by a Medicare rate decline related to calcimimetics, partially offset by favorable changes in payor rates.
Operating expenses and charges:

	Three months ended			Q1 2020 vs. Q4 2019		Q1 2020 vs. Q1 2019
	March 31, 2020	December 31, 2019	March 31, 2019	Amount	Percent	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,783	$1,824	$1,797	$(41)	(2.2)%	$(14)	(0.8)%
General and administrative	204	209	197	(5)	(2.4)%	7	3.6%
Depreciation and amortization	146	150	141	(4)	(2.7)%	5	3.5%
Equity investment income	(9)	(5)	(5)	(4)	80.0%	(4)	80.0%
Total operating expenses and charges	$2,125	$2,179	$2,130	$(54)	(2.5)%	$(5)	(0.2)%
Patient care costs per treatment	$237.35	$237.44	$246.29	$(0.09)	—%	$(8.94)	(3.6)%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

Patient care costs. U.S. dialysis patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of labor, benefits, pharmaceuticals, medical supplies and other operating costs of the dialysis centers.
U.S. dialysis patient care costs per treatment in the first quarter of 2020 decreased slightly over the fourth quarter of 2019 primarily related to decreases in other direct operating expenses associated with our dialysis centers and pharmaceutical unit costs. These decreases were partially offset by increases in labor and benefits costs, payroll taxes and pharmaceutical intensity.
U.S. dialysis patient care costs per treatment in the first quarter of 2020 decreased over the first quarter of 2019 primarily due to a decrease in calcimimetics unit costs as oral generic products entered the market in 2019 lowering the cost of products we acquire, as well as decreases in other pharmaceutical unit costs and other direct operating expenses associated with our dialysis centers.
General and administrative expenses. U.S. dialysis general and administrative expenses in the first quarter of 2020 decreased over the fourth quarter of 2019 primarily due to decreases in long-term incentive compensation expense, consulting fees and legal costs. These decreases were partially offset by increases in payroll taxes and labor costs.
U.S. dialysis general and administrative expenses in the first quarter of 2020 increased over the first quarter of 2019 primarily due to increases in long-term incentive compensation expense and consulting fees. These increases were partially offset by decreases in benefit costs and payroll taxes.
Depreciation and amortization. Depreciation and amortization expense is directly impacted by the number of dialysis centers we develop and acquire. U.S. dialysis depreciation and amortization expenses in the first quarter of 2020 decreased over the fourth quarter of 2019 primarily due to certain assets being fully depreciated, partially offset by growth in the number of dialysis centers we operate. U.S. dialysis depreciation and amortization expenses in the first quarter of 2020 increased over the first quarter of 2019 primarily due to growth in the number of dialysis centers we operate.
Equity investment income. U.S. dialysis equity investment income in the first quarter of 2020 increased over the fourth quarter of 2019 primarily due to an increase in the profitability at certain joint ventures as well as the deconsolidation of two of our near 50%-owned dialysis partnerships at year-end 2019, based on a reassessment of relative rights and powers over these partnerships. Our portion of these partnerships' earnings are now recognized in equity investment income. U.S. dialysis equity investment income in the first quarter of 2020 increased over the first quarter of 2019 primarily due to the same reasons described above.
Operating income:

	Three months ended			Q1 2020 vs. Q4 2019		Q1 2020 vs. Q1 2019
	March 31, 2020	December 31, 2019	March 31, 2019	Amount	Percent	Amount	Percent
	(dollars in millions)
Operating income	$492	$508	$417	$(16)	(3.1)%	$75	18.0%
U.S. dialysis operating income in the first quarter of 2020 decreased over the fourth quarter of 2019 primarily due to a decrease in our margin on calcimimetics and a decrease of 2.2% in dialysis treatments, as described above, as well as increases in payroll taxes and pharmaceutical intensity. These decreases to U.S. dialysis operating income were partially offset by an increase in our base Medicare rate, seasonally higher inpatient dialysis service revenue, as well as decreases in other direct operating expenses associated with our dialysis centers, pharmaceutical unit costs, and long-term compensation expense.
U.S. dialysis operating income in the first quarter of 2020 increased over the first quarter of 2019 primarily due to an increase in dialysis treatments, as described above, favorable changes in payor rates, as well as a decrease in other pharmaceutical unit costs, partially offset by an increase in long-term incentive compensation expense.
Other—Ancillary services
Our other operations include ancillary services which are primarily aligned with our core business of providing dialysis services to our network of patients. As of March 31, 2020, these consisted primarily of integrated care and disease management, ESRD seamless care organizations (ESCOs), clinical research programs, vascular access services, physician services, and comprehensive kidney care, as well as our international operations. These ancillary services, including our international operations, generated approximately $261 million of revenues in the first quarter of 2020, representing approximately 9% of our consolidated revenues. If any of our ancillary services or strategic initiatives, such as our international operations, are unsuccessful, it could have a negative impact on our business, results of operations, financial condition and cash flows, and we may determine to exit that line of business, which could result in significant termination costs. In addition, we have in the past and may in the future incur a material write-off or an impairment of our investment, including goodwill, in one or more of these ancillary services. In that regard, we may in the future incur impairment and restructuring charges.
We expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis.
As of March 31, 2020, our international dialysis operations provided dialysis and administrative services through a total of 282 outpatient dialysis centers located in ten countries outside of the United States.
Ancillary services results of operations

	Three months ended			Q1 2020 vs. Q4 2019		Q1 2020 vs. Q1 2019
	March 31, 2020	December 31, 2019	March 31, 2019	Amount	Percent	Amount	Percent
	(dollars in millions)
Revenues:
U.S. ancillary	$124	$122	$109	$2	1.6%	$15	13.8%
International	137	132	120	5	3.8%	17	14.2%
Total ancillary services revenues	$261	$255	$230	$6	2.4%	$31	13.5%

Operating (loss) income:
U.S. ancillary	$(19)	$(21)	$(15)	$2	9.5%	$(4)	(26.7)%
International(1)	17	2	(43)	15	750.0%	60	139.5%
Total ancillary services operating loss	$(3)	$(19)	$(58)	$16	84.2%	$55	94.8%

Adjusted operating (loss) income(2):
U.S. ancillary	$(19)	$(21)	$(15)	$2	9.5%	$(4)	(26.7)%
International(1)	17	2	(2)	15	750.0%	19	950.0%
Total ancillary services adjusted operating loss	$(3)	$(19)	$(17)	$16	84.2%	$14	82.4%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
The reported operating income (loss) and adjusted operating income (loss) for the three months ended March 31, 2020, December 31, 2019 and March 31, 2019, include approximately $10 million, $(4) million and $(1) million, respectively, of foreign currency gain (loss).

(2)	For a reconciliation of adjusted operating income (loss) by reportable segment, see "Reconciliations of non-GAAP measures" section below.
Revenues:
U.S. ancillary services revenues for the first quarter of 2020 increased over the fourth quarter of 2019 due to increases in revenues in our physician services and clinical research programs. These increases were partially offset by a decrease in revenues in our vascular access services. In addition, international revenues for the first quarter of 2020 increased over the fourth quarter of 2019 primarily due to acquired treatment growth as we continue to expand internationally.
U.S. ancillary services revenues for the first quarter of 2020 increased over the first quarter of 2019 due to an increase in revenues at our integrated care and disease management business primarily due to an increase in special needs plans revenues, as well as increases in revenues in our physician services and clinical research programs. Our international revenues for the first quarter of 2020 increased over the first quarter of 2019 primarily due to acquired treatment growth as we continue to expand internationally.

Charges impacting operating loss:
Goodwill impairment charges. During the first quarter of 2019, we recognized a goodwill impairment charge of $41 million in our German kidney care business. This charge resulted primarily from a change in relevant discount rates, as well as a decline in then current and expected future patient census and an increase in then current and expected future costs, principally due to wage increases expected to result from recently announced legislation. See further discussion of these impairment charges and our reporting units that remain at risk of goodwill impairment in Note 6 to the condensed consolidated financial statements.
Operating loss and adjusted operating loss:
U.S. ancillary services operating losses for the first quarter of 2020 decreased over the fourth quarter of 2019. The decrease in U.S. ancillary services operating losses was due to increases in operating results for our integrated care and disease management business and our physician services, partially offset by a decrease in operating results at our ESCO joint ventures. International operating income for the first quarter of 2020 increased over the fourth quarter of 2019 primarily due to favorable foreign exchange rates.
U.S. ancillary services operating losses for the first quarter of 2020 increased over the first quarter of 2019. The increase in U.S. ancillary services operating losses was primarily due to a decrease in operating results for our integrated care and disease management business due to an increase in medical costs. International operating results and adjusted operating results for the first quarter of 2020 increased over the first quarter of 2019 primarily due to favorable foreign exchange rates and growth in our international business.
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
Corporate administrative support expenses in the first quarter of 2020 decreased $3 million or 11.1% over the fourth quarter of 2019 primarily due to decreases in general and administrative expenses and long-term incentive compensation expense. Corporate administrative support expenses increased $5 million or 26.3% in the first quarter of 2020 over the first quarter of 2019 primarily due to an increase in long-term incentive compensation expense, partially offset by a decrease in general and administrative expenses.
Corporate-level charges

	Three months ended			Q1 2020 vs. Q4 2019		Q1 2020 vs. Q1 2019
	March 31, 2020	December 31, 2019	March 31, 2019	Amount	Percent	Amount	Percent
	(dollars in millions)
Debt expense	$(89)	$(92)	$(132)	$(3)	(3.3)%	$(43)	(32.6)%
Debt refinancing charges	$(3)	$—	$—	$3		$3
Other (loss) income	$(4)	$11	$7	$(15)	(136.4)%	$(11)	(157.1)%
Effective income tax rate	24.8%	21.4%	26.3%		3.4%		(1.5)%
Effective income tax rate from continuing operations attributable to DaVita, Inc.(1)	28.5%	25.2%	32.0%		3.3%		(3.5)%
Net income attributable to noncontrolling interests	$(48)	$(58)	$(40)	$(10)	(17.2)%	$8	20.0%

(1)	For a reconciliation of our effective income tax rate from continuing operations attributable to DaVita Inc., see "Reconciliations of non-GAAP measures" section below.
Debt expense
Debt expense in the first quarter of 2020 decreased over the fourth quarter of 2019 primarily due to a decrease in our overall weighted average effective interest rate on our debt partially offset by an increase in our outstanding debt balance. Our overall weighted average effective interest rate in the first quarter of 2020 was 4.35% compared to 4.55% in the fourth quarter of 2019. Debt expense decreased over the first quarter of 2019 primarily due to a decrease in our outstanding debt balance and a decrease in our overall weighted average effective interest rate on our debt. Our overall weighted average effective interest rate in the first quarter of 2020 was 4.35% compared to 5.16% in the first quarter of 2019. See Note 8 to the condensed consolidated financial statements for further information on components of our debt.
Other (loss) income
Other (loss) income consists primarily of interest income on cash and cash equivalents and short- and long-term investments, realized and unrealized gains and losses recognized on investments, and foreign currency transaction gains and losses. Other income decreased in the first quarter of 2020 over the fourth quarter of 2019 primarily due to losses recognized on foreign currency transactions and investments in the first quarter of 2020. Other income decreased in the first quarter of 2020 over the first quarter of 2019 primarily due to losses recognized on foreign currency transactions and investments in the first quarter of 2020, partially offset by an increase in interest income.
Effective income tax rate
The effective income tax rate and effective income tax rate from continuing operations attributable to DaVita Inc. increased in the first quarter of 2020 as compared to the fourth quarter of 2019 primarily due to a tax benefit recognized in the fourth quarter of 2019 for a reduction in our estimated blended state tax rate, partially offset by an increase in uncertain tax positions. The effective tax rate decreased in the first quarter of 2020 as compared to the first quarter of 2019 primarily due to the impact of international goodwill impairments and operations reflected in the first quarter of 2019.
Net income attributable to noncontrolling interests
The decrease in net income attributable to noncontrolling interests in the first quarter of 2020 as compared to the fourth quarter of 2019 was primarily due to approximately 1.8 fewer treatment days in the first quarter of 2020 as well as the deconsolidation of the two dialysis partnerships described above. The increase in net income attributable to noncontrolling interests in the first quarter of 2020 and the first quarter of 2019 was due to improved earnings at certain U.S. dialysis partnerships partially offset by the deconsolidation of the two dialysis partnerships described above.
Accounts receivable
Our consolidated accounts receivable balances at March 31, 2020 and December 31, 2019, were $1.820 billion and $1.796 billion, respectively, representing approximately 59 days and 58 days sales outstanding (DSO), respectively, net of allowance for uncollectible accounts. The increase in consolidated DSO was primarily due to normal timing delays in billings and collections related to certain payors. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes in the first quarter of 2020 from the fourth quarter of 2019 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Liquidity and capital resources
The following table shows the summary of our major sources and uses of cash, cash equivalents and restricted cash:

	Three months ended		Q1 2020 vs. Q1 2019
	March 31, 2020	March 31, 2019(1)	Amount	Percent
	(dollars in millions)
Net cash provided by operating activities:
Net income	$288	$189	$99	52.4%
Non-cash items	274	244	30	12.3%
Working capital	(205)	(290)	85	29.3%
Other	3	(2)	5	250.0%
	$360	$141	$219	155.3%

Net cash used in investing activities:
Capital expenditures:
Routine maintenance/IT/other	$(82)	$(90)	$8	8.9%
Development and relocations	(73)	(109)	36	33.0%
Acquisition expenditures	(34)	(11)	(23)	(209.1)%
Proceeds from sale of self-developed properties	27	12	15	125.0%
Other	(1)	(2)	1	50.0%
	$(163)	$(200)	$37	18.5%

Net cash provided by financing activities:
Debt issuances (payments), net	$466	$357	$109	30.5%
Distributions to noncontrolling interest	(58)	(44)	(14)	(31.8)%
Contributions from noncontrolling interest	9	19	(10)	(52.6)%
Share repurchases	(322)	—	(322)
Other	2	(7)	9	128.6%
	$97	$325	$(228)	(70.2)%

Total number of shares repurchased	4,052,298	—	4,052,298

Free cash flow from continuing operations(2)	$184	$(119)	$303	254.6%
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

(1)	Represents consolidated cash flow activity, including cash flows related to discontinued operations.

(2)	For a reconciliation of our free cash flow from continuing operations, see "Reconciliations of Non-GAAP measures" section below.
Consolidated cash flows
Consolidated cash flows from operating activities during the first quarter of 2020 were $360 million, all of which were from continuing operations, compared with consolidated operating cash flows for the first quarter of 2019 of $141 million, of which $73 million was from continuing operations. The increase in operating cash flows from continuing operations was primarily driven by an increase in operating results in the first quarter of 2020 as compared to the first quarter of 2019, as well as the timing of working capital items. Operating cash flows from continuing operations for the first quarter of 2020 were negatively impacted by one additional day in DSO as compared to the first quarter of 2019 which was negatively impacted by a four day increase in DSO in our U.S. dialysis business.

Free cash flow from continuing operations during the first quarter of 2020 increased over the first quarter of 2019 primarily due to an increase in net cash provided in operating activities, as described above, a decrease in capital expenditures for development and an increase in proceeds from the sale of self-developed properties, partially offset by an increase in cash outflows for acquisitions and an increase net distributions to non-controlling interest.

Other significant changes in sources and uses of cash included a net draw on our revolving line of credit of $500 million and $400 million in the first quarter of 2020 and 2019, respectively. Net debt payments during the first quarter of 2020 primarily consisted of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $11 million on Term Loan A and $7 million on Term Loan B-1 and additional required principal payments under other debt arrangements. In addition, we incurred refinancing costs related to the repricing of our Term Loan B-1 of approximately $3 million. See further discussion in Note 8 to the condensed consolidated financial statements related to debt activities. Cash flows used for share repurchases increased in the first quarter of 2020 as compared to the first quarter of 2019.
Dialysis center capacity and growth
The table below shows the growth in our dialysis operations by number of dialysis centers owned or operated:

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
	2020	2019	2020	2019
Number of centers operated at beginning of period	2,753	2,664	259	241
Acquired centers	2	2	22	2
Developed centers	22	27	2	—
Net change in non-owned managed or administered centers(1)	—	(1)	—	—
Sold and closed centers(2)	(2)	(2)	—	—
Closed centers(3)	(3)	(1)	(2)	—
Net change in Asia Pacific joint venture centers			1	—
Number of centers operated at end of period	2,772	2,689	282	243

(1)	Represents dialysis centers for which we manage or provide administrative services but in which we own a noncontrolling equity interest or which are wholly-owned by third parties.

(2)	Represents dialysis centers that were sold and/or closed for which patients were not retained.

(3)	Represents dialysis centers that were closed for which the majority of patients were retained and transferred to one of our other existing outpatient dialysis centers.
Stock repurchases
The following table summarizes our repurchases of our common stock during the first quarter of 2020 and 2019:

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Shares repurchased	Amount paid (in millions)	Average paid per share	Shares repurchased	Amount paid (in millions)	Average paid per share
Open market repurchases	4,052,298	$303	$74.81	—	$—	$—
See further discussion on our stock repurchases in Note 13 to the condensed consolidated financial statements.
Available liquidity
As of March 31, 2020, we had $500 million drawn on our $1.0 billion revolving line of credit under our senior secured credit facilities. We also have approximately $58 million of outstanding letters of credit under a separate bilateral secured letter of credit facility.
See Note 8 to the condensed consolidated financial statements for components of our long-term debt and their interest rates.
The COVID-19 pandemic and efforts to prevent its spread have dramatically reduced global economic activity and negatively impacted the financial markets. We have maintained business process continuity during the COVID-19 pandemic by enabling most back office teammates to work remotely, and as of the date of this report, we have not experienced any material issues in billing or cash collections. This transition, combined with our balance sheet, has helped us to avoid any material deterioration of our liquidity position as a result of the COVID-19 crisis at this time. In addition, at this time we have elected not to accept the funds available to us under the CARES Act Provider Relief Fund. The ultimate impact of the pandemic will depend on future developments that are highly uncertain and difficult to predict.

We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our senior secured credit facilities and our access to the capital markets, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. Our primary recurrent sources of liquidity are cash from operations and cash from borrowings.
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
Finally, our free cash flow from continuing operations represents net cash provided by operating activities from continuing operations less distributions to noncontrolling interests and all capital expenditures (including development capital expenditures, routine maintenance and information technology); plus contributions from noncontrolling interests and sale leaseback proceeds. Management uses this measure to assess our ability to fund acquisitions and meet our debt service obligations and we believe this measure is equally useful to investors and analysts as an adjunct to cash flows from operating activities from continuing operations and other measures under GAAP.
It is important to bear in mind that these non-GAAP “adjusted” measures are not measures of financial performance under GAAP and should not be considered in isolation from, nor as substitutes for, their most comparable GAAP measures.

	Three months ended March 31, 2020
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$492	$(19)	$17	$(3)	$(24)	$465
Adjusted operating income (loss)	$492	$(19)	$17	$(3)	$(24)	$465
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Three months ended December 31, 2019
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$508	$(21)	$2	$(19)	$(27)	$463
Adjusted operating income (loss)	$508	$(21)	$2	$(19)	$(27)	$463
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Three months ended March 31, 2019
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$417	$(15)	$(43)	$(58)	$(19)	$341
Goodwill impairment	—	—	41	41	—	41
Adjusted operating income (loss)	$417	$(15)	$(2)	$(17)	$(19)	$382
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Three months ended
	March 31, 2020	December 31, 2019	March 31, 2019
	(dollars in millions)
Income from continuing operations before income taxes	$369	$382	$216
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(48)	(58)	(39)
Income from continuing operations before income taxes attributable to DaVita, Inc.	$321	$324	$177
Income tax expense for continuing operations	$92	$82	$57
Less: Income tax attributable to noncontrolling interests	—	—	—
Income tax expense from continuing operations attributable to DaVita, Inc.	$91	$82	$57
Effective income tax rate on income from continuing operations attributable to DaVita, Inc.	28.5%	25.2%	32.0%
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Three months ended March 31,
	2020	2019
	(dollars in millions
Net cash provided by continuing operating activities	$360	$73
Less: Distributions to noncontrolling interests	(58)	(44)
Plus: Contributions to noncontrolling interests	9	19
Cash provided by continuing operating activities attributable to DaVita Inc.	312	48
Less: Expenditures for routine maintenance and information technology	(82)	(80)
Less: Expenditures for development	(73)	(99)
Plus: Proceeds from sale of self-developed properties	27	12
Free cash flow from continuing operations	$184	$(119)
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
The following is a summary of these off-balance sheet contractual obligations and commitments as of March 31, 2020 (in millions):

	Remainder of 2020	2021-2023	2024-2025	After 5 years	Total
Potential cash requirements under other commitments:
Letters of credit	$58	$—	$—	$—	$58
Noncontrolling interests subject to put provisions	843	206	113	66	1,228
Non-owned and minority owned put provisions	73	6	—	—	79
Operating capital advances	1	3	1	4	9
Purchase commitments	289	674	—	—	963
	$1,264	$889	$114	$70	$2,337
For information on the maturities and other terms of our long term debt and lease contracts, see Note 8 and Note 9 to the condensed consolidated financial statements.
We have an agreement with Fresenius Medical Care (FMC) to purchase a certain amount of dialysis equipment, parts and supplies from FMC through December 31, 2020. We also have an agreement with Baxter Healthcare Corporation (Baxter) that commits us to purchase a certain amount of hemodialysis and peritoneal dialysis supplies at fixed prices through 2022. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier.
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
Settlements of existing income tax liabilities for unrecognized tax benefits of approximately $84 million, including interest, penalties and other long-term tax liabilities, are excluded from the table above as reasonably reliable estimates of their timing cannot be made.
New Accounting Standards
See discussion of new accounting standards in Note 21 to the condensed consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest rate sensitivity
There has been no material change in the nature of the Company's interest rate risks or foreign currency exchange risks from those described in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.
The tables below provide information about our financial instruments that are sensitive to changes in interest rates as of March 31, 2020. For further information on the components of the Company's long-term debt and their interest rates, see Note 8 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q at Part I Item 1.

									Average interest rate
	Expected maturity date									Fair Value(1)
	2020	2021	2022	2023	2024	2025	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$25	$34	$34	$44	$1,778	$27	$1,680	$3,622	5.08%	$3,338
Variable rate	$70	$136	$138	$181	$1,894	$35	$2,581	$5,035	2.81%	$4,871

(1)	Represents the fair value of the Company’s long-term debt excluding financing leases. See Note 8 to the condensed consolidated financial statements for further details.

	Notional Amount	Contract maturity date								Fair Value
		2020	2021	2022	2023	2024	2025	Thereafter	Receive variable
	(dollars in millions)
2015 cap agreements	$3,500	$3,500	$—	$—	$—	$—	$—	$—	LIBOR above 3.5%	$—
2019 cap agreements	$3,500	$—	$—	$—	$—	$3,500	$—	$—	LIBOR above 2.0%	$7.1

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
There was no change in our internal control over financial reporting that was identified during the evaluation that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Part II, Item 1 is incorporated herein by reference to the information set forth under the caption “Contingencies” in Note 10 to the condensed consolidated financial statements included in this report.
Item 1A. Risk Factors
In addition to the following risk factor and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K (our Form 10-K) for the year ended December 31, 2019 and any subsequent filings with the Securities and Exchange Commission (SEC) made prior to the date hereof, which could materially affect our business, financial condition, results of operations or future results. The risks and uncertainties discussed below, in our Form 10-K and in any subsequent filings with the SEC made prior to the date hereof are not the only ones facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. The risk factor below updates, and should be read together with, the risk factors disclosed in Part I, Item 1A of our Form 10-K. Please also read the cautionary notice regarding forward-looking statements in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
We face various risks related to the dynamic and rapidly evolving novel coronavirus pandemic, any of which may have a material adverse impact on us.
The novel coronavirus (COVID-19) is impacting the world and our business in many different ways. The ultimate impact of COVID-19 on us will depend on future developments that are highly uncertain and difficult to predict, including among other things, the severity and duration of the pandemic; the impact on our patient population; the pandemic’s impact on the U.S. and global economies and unemployment; and the timing, scope and effectiveness of governmental responses. The impact could come in many forms, including but not limited to:

•
We may observe a negative impact on revenue and non-acquired growth from COVID-19 due to lower treatment volumes, including from the impact of changes in rates of mortality, as well as a decrease in new patient admissions due to the impact of COVID-19 on the chronic kidney disease (CKD) population. Over the longer term, we believe that changes in mortality in both the CKD and ESRD populations due to COVID-19 will primarily depend on the infection rate, case fatality rate and age and health status of affected patients. At this time, we cannot reasonably estimate the magnitude or duration of this impact, due in part to testing and reporting limitations, but this adverse impact could be material. Because our ESRD patients generally have comorbidities, several of which are risk factors for COVID-19, we believe the mortality rate of infected patients will be higher in the dialysis population than in the general population.

•
We may have extended, significant additional costs as a result of COVID-19. The steps we have taken designed to help safely maintain continuity of care for our patients and help protect our caregivers, such as our policies to implement dedicated care shifts for patients with confirmed or suspected COVID-19 and other enhanced clinical practices designed to meet or exceed guidelines from the Centers for Disease Control and Prevention (CDC), have increased, and are expected to continue to increase, our expenses. Our response to COVID-19 has resulted in higher salary and wage expense, and we are also providing financial support to over 50,000 of our teammates to cover costs related to COVID-19 impact under previously announced programs. Additionally, the effort needed to procure certain of our equipment and clinical supplies and associated costs have increased.

•
We may have increased costs and risk associated with a high demand for our skilled clinical personnel. Historically we have faced costs and difficulties in hiring and retaining nurses and other caregivers due to a nationwide shortage of skilled clinical personnel, and these challenges have been heightened by the increased demand for and demand upon such personnel by the ongoing pandemic. Any staffing, equipment or clinical supply shortages, disruptions or delays could impact our costs and/or our ability to provide dialysis services.

•
If we experience a failure of the fitness of our clinical laboratory, dialysis centers and related operations and/or other facilities as a result of the COVID-19 pandemic, or another event or occurrence adversely impacts the safety of our caregivers or patients, we could face adverse consequences, including without limitation, material negative impact on our brand, increased litigation, compliance or regulatory investigations, teammate unrest, work stoppages or other workforce disruptions. Any legal actions brought by patients, teammates, caregivers or others allegedly exposed to COVID-19 at our facilities or by our caregivers may involve significant demands and require substantial legal defense costs, which may not be adequately covered by our professional and general liability insurance.

•
The COVID-19 pandemic and efforts to contain the virus have led to global economic deterioration and rapid and sharp increases in unemployment levels, which ultimately could result in a materially reduced share of our patients being covered by commercial insurance plans, with more patients being covered by lower-paying government insurance programs or being uninsured. These effects may persist after the pandemic subsides, and in the event such a reduction occurs, it would have a material adverse impact on our business, results of operations, financial condition and cash flows.

•
If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, we may incur future charges to recognize impairment in the carrying amount of our goodwill and other intangible assets. We also may experience an increased need for additional liquidity funded by accessing existing credit facilities, raising new debt in the capital markets, or other sources, or may seek to refinance existing debt, which may be more difficult or costly as a result of the pandemic’s impact on capital markets or on us. Furthermore, any extended billing or collection cycles, or deterioration in collectability of accounts receivable, will adversely impact our results of operations and cash flows.

•	The global nature of the pandemic may have varying impacts on our ongoing operations outside the United States and our ability to expand our operations into other parts of the world.
The nature and scope of the pandemic is rapidly evolving and we cannot predict the nature, timing or extent of potential changes in patient and physician preferences resulting from the COVID-19 pandemic. In addition, the government response to the pandemic has been wide-ranging and will continue to develop over time. As a result, we may not be able to accurately predict the nature, timing or extent of changes to the extensive set of federal, state and local laws, regulations and requirements that govern our business, or the impact of such changes on the markets in which we conduct business or on the other participants that operate in those markets. We believe that these changes may impact our business in a variety of ways, including among others:

•
Our need, ability and willingness to use and retain any funds from the government, including any funds received under the recent Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or under any future legislation, the consequences of our decisions with respect thereto, our ability to operate within any restrictions on our business or operations that may be imposed as a condition to participation in any government assistance programs, and the impact of any such legislation on our competitors, all will depend, among other things, on the magnitude, timing and nature of COVID-19’s impact on the Company as well as the requirements of any such programs, which are uncertain. In addition, while we are declining the government funding from the Provider Relief Fund under the CARES Act, there can be no assurance that we will be able to continue to forego the receipt of financial or other assistance under the CARES Act or similar subsequent legislation or that similar assistance will be available from the government if we have a need for such assistance in the future.

•
State and local shelter in place and social distancing restrictions have required us to significantly increase the use of remote arrangements for our teammates and telehealth technology for our dialysis patients, which broadens our technology footprint for where and how protected health information is used or disclosed, and in turn increases our exposure to the various privacy and information security risks we face such as the risk of "phishing" and other cybersecurity attacks and the risk of unauthorized dissemination of sensitive personal, proprietary or confidential information.

•
We have worked with certain government agencies and other kidney care providers to respond to the COVID-19 pandemic, including seeking waivers of certain regulatory requirements. For example, as part of our efforts to help cohort patients in line with guidance from the CDC, we have sought waivers of certain regulatory requirements related to the survey and acceleration of new clinics and entered into agreements with other kidney care providers to help ensure that patients can receive dialysis in an outpatient setting rather than a hospital. We operate in a complex and highly-regulated environment, and the novel nature of these arrangements may increase our exposure to legal, regulatory and clinical risks.

Each of the foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, financial condition, results of operations, cash flows, liquidity and reputation. In addition, the COVID-19 pandemic heightens many of the other risks and uncertainties discussed in our Form 10‑K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during three months ended March 31, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1-31, 2020	290,904	$74.92	290,904	$1,682
February 1-29, 2020	376,186	78.78	376,186	$1,652
March 1-31, 2020	3,385,208	74.36	3,385,208	$1,400
	4,052,298	$74.81	4,052,298
Effective as of the close of business on November 4, 2019, the Board terminated all remaining prior share repurchase authorizations available to us and approved a new share repurchase authorization of $2.0 billion. As of May 4, 2020, we had a total of $1.4 billion available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations, including under the terms of the current senior secured credit facilities and the indentures governing our senior notes.
Items 3, 4 and 5 are not applicable

Item 6.    Exhibits

Exhibit
Number

10.1	Non-Employee Director Compensation Policy. *✓

31.1	Certification of the Chief Executive Officer, dated May 5, 2020, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 5, 2020, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 5, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 5, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

*	Management contract or executive compensation plan or arrangement.
✓	Filed or furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JOHN D. WINSTEL
John D. Winstel
Chief Accounting Officer*
Date: May 5, 2020

*	Mr. Winstel has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.