Form 10-Q
period 2020-06-30
DAVITA INC.
filed 2020-07-30
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 29, 2020, the number of shares of the Registrant’s common stock outstanding was approximately 122.0 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Dialysis patient service revenues	$2,758,197	$2,723,816	$5,471,478	$5,353,505
Other revenues	121,782	118,889	249,738	232,312
Total revenues	2,879,979	2,842,705	5,721,216	5,585,817
Operating expenses and charges:
Patient care costs	1,984,564	1,957,753	3,960,013	3,922,688
General and administrative	316,209	275,338	579,785	526,151
Depreciation and amortization	157,376	152,242	312,055	300,770
Equity investment income	(4,342)	(4,514)	(22,185)	(7,222)
Loss on changes in ownership interest, net	16,252	—	16,252	—
Goodwill impairment charges	—	—	—	41,037
Total operating expenses and charges	2,470,059	2,380,819	4,845,920	4,783,424
Operating income	409,920	461,886	875,296	802,393
Debt expense	(81,381)	(131,666)	(169,984)	(263,185)
Debt prepayment and refinancing charges	—	(12,160)	(2,948)	(12,160)
Other income, net	9,545	5,643	5,195	12,583
Income from continuing operations before income taxes	338,084	323,703	707,559	539,631
Income tax expense	83,212	75,938	174,772	132,684
Net income from continuing operations	254,872	247,765	532,787	406,947
Net income from discontinued operations, net of tax	—	79,392	9,980	109,697
Net income	254,872	327,157	542,767	516,644
Less: Net income attributable to noncontrolling interests	(53,270)	(53,606)	(101,572)	(93,804)
Net income attributable to DaVita Inc.	$201,602	$273,551	$441,195	$422,840

Earnings per share attributable to DaVita Inc.:
Basic net income from continuing operations per share	$1.65	$1.17	$3.49	$1.89
Basic net income per share	$1.65	$1.64	$3.57	$2.54
Diluted net income from continuing operations per share	$1.62	$1.16	$3.44	$1.89
Diluted net income per share	$1.62	$1.64	$3.52	$2.54

Weighted average shares for earnings per share:
Basic	122,074,452	166,346,041	123,485,412	166,366,886
Diluted	124,068,278	166,799,525	125,478,913	166,789,978

Amounts attributable to DaVita Inc.:
Net income from continuing operations	$201,602	$194,223	$431,215	$314,477
Net income from discontinued operations	—	79,328	9,980	108,363
Net income attributable to DaVita Inc.	$201,602	$273,551	$441,195	$422,840

See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$254,872	$327,157	$542,767	$516,644
Other comprehensive income, net of tax:
Unrealized losses on interest rate cap agreements:
Unrealized losses	(1,824)	(31)	(14,842)	(611)
Reclassifications of net realized losses into net income	1,623	1,606	3,246	3,212
Unrealized gains (losses) on foreign currency translation:
Foreign currency translation adjustments	5,619	12,365	(76,013)	(1,288)
Other comprehensive income (loss)	5,418	13,940	(87,609)	1,313
Total comprehensive income	260,290	341,097	455,158	517,957
Less: Comprehensive income attributable to noncontrolling interests	(53,270)	(53,606)	(101,572)	(93,804)
Comprehensive income attributable to DaVita Inc.	$207,020	$287,491	$353,586	$424,153
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share data)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$2,928,910	$1,102,372
Restricted cash and equivalents	106,809	106,346
Short-term investments	154,115	11,572
Accounts receivable	1,772,259	1,795,598
Inventories	97,902	97,949
Other receivables	614,606	489,695
Prepaid and other current assets	63,266	66,866
Income tax receivable	41,963	19,772
Total current assets	5,779,830	3,690,170
Property and equipment, net of accumulated depreciation of $4,229,363 and $3,969,566, respectively	3,417,918	3,473,384
Operating lease right-of-use assets	2,826,620	2,830,047
Intangible assets, net of accumulated amortization of $88,133 and $81,922, respectively	113,379	135,684
Equity method and other investments	255,489	241,983
Long-term investments	28,340	36,519
Other long-term assets	92,909	115,972
Goodwill	6,790,606	6,787,635
	$19,305,091	$17,311,394
LIABILITIES AND EQUITY
Accounts payable	$357,283	$403,840
Other liabilities	902,019	756,174
Accrued compensation and benefits	686,700	695,052
Current portion of operating lease liabilities	360,405	343,912
Current portion of long-term debt	1,906,560	130,708
Income tax payable	61,596	42,412
Total current liabilities	4,274,563	2,372,098
Long-term operating lease liabilities	2,709,569	2,723,800
Long-term debt	7,894,674	7,977,526
Other long-term liabilities	144,121	160,809
Deferred income taxes	706,410	577,543
Total liabilities	15,729,337	13,811,776
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,241,937	1,180,376
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000,000 shares authorized; 126,036,632 and 121,984,334 shares issued and outstanding at June 30, 2020, respectively and 125,842,853 shares issued and outstanding at December 31, 2019)	126	126
Additional paid-in capital	719,102	749,043
Retained earnings	1,872,933	1,431,738
Treasury stock (4,052,298 and zero shares, respectively)	(303,139)	—
Accumulated other comprehensive loss	(135,107)	(47,498)
Total DaVita Inc. shareholders' equity	2,153,915	2,133,409
Noncontrolling interests not subject to put provisions	179,902	185,833
Total equity	2,333,817	2,319,242
	$19,305,091	$17,311,394
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$542,767	$516,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	312,055	300,770
Debt refinancing charges	884	—
Impairment charges	—	41,037
Stock-based compensation expense	42,125	29,045
Deferred income taxes	132,101	60,706
Equity investment (loss) income, net	(6,494)	2,631
Loss on sales of business interests, net	16,252	23,022
Other non-cash charges, net	(5,885)	25,857
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	15,194	(288,437)
Inventories	(696)	11,542
Other receivables and other current assets	(131,988)	(5,142)
Other long-term assets	1,950	(410)
Accounts payable	(15,858)	(68,887)
Accrued compensation and benefits	(19,325)	(88,473)
Other current liabilities	146,490	151,780
Income taxes	(4,800)	57,551
Other long-term liabilities	(13,269)	(18,121)
Net cash provided by operating activities	1,011,503	751,115
Cash flows from investing activities:
Additions of property and equipment	(291,667)	(373,918)
Acquisitions	(44,267)	(65,970)
Proceeds from asset and business sales	70,615	3,851,381
Purchase of debt investments held-to-maturity	(142,483)	(3,322)
Purchase of other debt and equity investments	(3,034)	(4,812)
Proceeds from debt investments held-to-maturity	7,621	—
Proceeds from sale of other debt and equity investments	3,438	5,893
Purchase of equity method investments	(8,101)	(6,715)
Distributions from equity method investments	739	155
Net cash (used in) provided by investing activities	(407,139)	3,402,692
Cash flows from financing activities:
Borrowings	2,324,300	32,367,300
Payments on long-term debt	(635,695)	(33,527,788)
Deferred financing and debt redemption costs	(20,375)	(3,621)
Purchase of treasury stock	(321,798)	(73,078)
Distributions to noncontrolling interests	(118,553)	(95,714)
Stock award exercises and other share issuances, net	(2,106)	2,107
Contributions from noncontrolling interests	20,582	31,281
Purchases of noncontrolling interests	(6,782)	(11,040)
Net cash provided by (used in) financing activities	1,239,573	(1,310,553)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16,936)	(77)
Net increase in cash, cash equivalents and restricted cash	1,827,001	2,843,177
Less: Net decrease in cash, cash equivalents and restricted cash from discontinued operations	—	(423,813)
Net increase in cash, cash equivalents and restricted cash from continuing operations	1,827,001	3,266,990
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	1,208,718	415,420
Cash, cash equivalents and restricted cash of continuing operations at end of the year	$3,035,719	$3,682,410
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended June 30, 2020
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at March 31, 2020	$1,228,036	125,857	$126	$720,053	$1,671,331	(4,052)	$(303,139)	$(140,525)	$1,947,846	$185,498
Comprehensive income:
Net income	34,707				201,602				201,602	18,563
Other comprehensive loss								5,418	5,418
Stock unit shares issued		153		(7,076)					(7,076)
Stock appreciation rights shares issued		27		(815)					(815)
Stock-settled stock-based compensation expense				21,881					21,881
Changes in noncontrolling interest from:
Distributions	(39,569)									(20,853)
Contributions	8,812									2,383
Acquisitions and divestitures	(3,214)									(1,383)
Partial purchases	(6,418)			4,642					4,642	(4,306)
Fair value remeasurements	19,583			(19,583)					(19,583)
Purchase of treasury stock
Balance at June 30, 2020	$1,241,937	126,037	$126	$719,102	$1,872,933	(4,052)	$(303,139)	$(135,107)	$2,153,915	$179,902

	Six months ended June 30, 2020
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2019	$1,180,376	125,843	$126	$749,043	$1,431,738	—	$—	$(47,498)	$2,133,409	$185,833
Comprehensive income:
Net income	66,883				441,195				441,195	34,689
Other comprehensive loss								(87,609)	(87,609)
Stock unit shares issued		161		(7,151)					(7,151)
Stock appreciation rights shares issued		33		(1,060)					(1,060)
Stock-settled stock-based compensation expense				41,678					41,678
Changes in noncontrolling interest from:
Distributions	(77,135)									(41,418)
Contributions	14,095									6,487
Acquisitions and divestitures	(3,214)									(1,383)
Partial purchases	(6,673)			4,197					4,197	(4,306)
Fair value remeasurements	67,605			(67,605)					(67,605)
Purchase of treasury stock						(4,052)	(303,139)		(303,139)
Balance at June 30, 2020	$1,241,937	126,037	$126	$719,102	$1,872,933	(4,052)	$(303,139)	$(135,107)	$2,153,915	$179,902

	Three months ended June 30, 2019
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at March 31, 2019	$1,143,044	166,396	$166	$990,380	$2,932,359	—	$—	$(47,551)	$3,875,354	$211,319
Comprehensive income:
Net income	37,911				273,551				273,551	15,695
Other comprehensive loss								13,940	13,940
Stock unit shares issued		137	1	(3,142)					(3,141)
Stock-settled stock-based compensation expense				16,908					16,908
Changes in noncontrolling interest from:
Distributions	(32,670)									(18,814)
Contributions	9,353									2,981
Acquisitions and divestitures	111								—	(1,991)
Partial purchases	(281)			13,140					13,140	(15,419)
Fair value remeasurements	28,265			(28,265)					(28,265)
Purchase of treasury stock						(2,060)	(112,189)		(112,189)
Balance at June 30, 2019	$1,185,733	166,533	$167	$989,021	$3,205,910	(2,060)	$(112,189)	$(33,611)	$4,049,298	$193,771

	Six months ended June 30, 2019
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2018	$1,124,641	166,387	$166	$995,006	$2,743,194	—	$—	$(34,924)	$3,703,442	$204,956
Cumulative effect of change in accounting principle	(38)				39,876				39,876	(6)
Comprehensive income:
Net income	63,300				422,840				422,840	30,504
Other comprehensive loss								1,313	1,313
Stock unit shares issued		146	1	(3,246)					(3,245)
Stock-settled stock-based compensation expense				28,999					28,999
Changes in noncontrolling interest from:
Distributions	(60,235)									(35,479)
Contributions	15,768									15,513
Acquisitions and divestitures	1,873								—	(1,991)
Partial purchases	(2,248)			10,934					10,934	(19,726)
Fair value remeasurements	42,672			(42,672)					(42,672)
Purchase of treasury stock						(2,060)	(112,189)		(112,189)
Balance at June 30, 2019	$1,185,733	166,533	$167	$989,021	$3,205,910	(2,060)	$(112,189)	$(33,611)	$4,049,298	$193,771
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

1.	Condensed consolidated interim financial statements
The unaudited condensed consolidated interim financial statements included in this report are prepared by the Company. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, impairments of goodwill, accounting for income taxes, certain fair value estimates and loss contingencies. The results of operations reflected in these interim financial statements may not necessarily be indicative of annual operating results. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (10-K). Prior period classifications have been conformed to the current period presentation. The Company has evaluated subsequent events through the date these condensed consolidated interim financial statements were issued and has included all necessary adjustments and disclosures.

2.	Revenue recognition
The following table summarizes the Company's segment revenues by primary payor source:

	Three months ended June 30, 2020			Three months ended June 30, 2019
	U.S. dialysis	Other - Ancillary services	Consolidated	U.S. dialysis	Other - Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,517,309	$	$1,517,309	$1,520,193	$	$1,520,193
Medicaid and Managed Medicaid	182,324		182,324	160,242		160,242
Other government	116,758	90,813	207,571	110,565	88,770	199,335
Commercial	850,558	35,557	886,115	840,993	33,095	874,088
Other revenues:
Medicare and Medicare Advantage		99,829	99,829		64,012	64,012
Medicaid and Managed Medicaid		283	283		94	94
Commercial		9,050	9,050		32,307	32,307
Other(1)	7,995	9,103	17,098	5,501	20,670	26,171
Eliminations of intersegment revenues	(35,429)	(4,171)	(39,600)	(30,334)	(3,403)	(33,737)
Total	$2,639,515	$240,464	$2,879,979	$2,607,160	$235,545	$2,842,705

(1)	Other consists of management service fees earned in the respective Company line of business as well as other revenue from the Company's ancillary services.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	Six months ended June 30, 2020			Six months ended June 30, 2019
	U.S. dialysis	Other - Ancillary services	Consolidated	U.S. dialysis	Other - Ancillary services	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$3,019,529	$	$3,019,529	$3,013,709	$	$3,013,709
Medicaid and Managed Medicaid	353,791		353,791	314,431		314,431
Other government	228,669	185,387	414,056	216,692	173,245	389,937
Commercial	1,676,140	75,024	1,751,164	1,629,407	66,483	1,695,890
Other revenues:
Medicare and Medicare Advantage		198,307	198,307		125,713	125,713
Medicaid and Managed Medicaid		649	649		100	100
Commercial		19,571	19,571		64,925	64,925
Other(1)	13,438	26,705	40,143	10,406	38,420	48,826
Eliminations of intersegment revenues	(67,670)	(8,324)	(75,994)	(60,975)	(6,739)	(67,714)
Total	$5,223,897	$497,319	$5,721,216	$5,123,670	$462,147	$5,585,817

(1)	Other consists of management service fees earned in the respective Company line of business as well as other revenue from the Company's ancillary services.
The Company’s allowance for doubtful accounts related to performance obligations satisfied in years prior to January 1, 2018 was $1,906 and $8,328 as of June 30, 2020 and December 31, 2019, respectively.
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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income attributable to DaVita Inc. from:
Continuing operations	$201,602	$194,223	$431,215	$314,477
Discontinued operations	—	79,328	9,980	108,363
Net income attributable to DaVita Inc.	$201,602	$273,551	$441,195	$422,840

Weighted average shares - basic	122,074	166,346	123,485	166,367
Assumed incremental shares from stock plans	1,994	454	1,994	423
Weighted average shares - diluted	124,068	166,800	125,479	166,790

Basic net income attributable to DaVita Inc. from:
Continuing operations per share	$1.65	$1.17	$3.49	$1.89
Discontinued operations per share	—	0.47	0.08	0.65
Basic net income per share attributable to DaVita Inc.	$1.65	$1.64	$3.57	$2.54

Diluted net income attributable to DaVita Inc. from:
Continuing operations per share	$1.62	$1.16	$3.44	$1.89
Discontinued operations per share	—	0.48	0.08	0.65
Diluted net income per share attributable to DaVita Inc.	$1.62	$1.64	$3.52	$2.54

Anti-dilutive stock-settled awards excluded from calculations(1)	3,216	5,797	3,211	5,974

(1)
Shares associated with stock-settled stock appreciation rights and performance stock units were excluded from the diluted denominator calculations because they are anti-dilutive under the treasury stock method.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

4.	Short-term and long-term investments
The Company’s short-term and long-term debt and equity investments consist of the following:

	June 30, 2020			December 31, 2019
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$143,059	$—	$143,059	$8,140	$—	$8,140
Investments in mutual funds and common stock	—	39,396	39,396	—	39,951	39,951
	$143,059	$39,396	$182,455	$8,140	$39,951	$48,091
Short-term investments	$143,059	$11,056	$154,115	$8,140	$3,432	$11,572
Long-term investments	—	28,340	28,340	—	36,519	36,519
	$143,059	$39,396	$182,455	$8,140	$39,951	$48,091

Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held to maturity and recorded at amortized cost, which approximated their fair values at June 30, 2020 and December 31, 2019.
Equity securities: The Company's equity investments in mutual funds and common stock are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans. During the six months ended June 30, 2020, the Company recognized pre-tax net losses of $120 in other income associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $698 and a net increase in unrealized losses of $818. During the six months ended June 30, 2019, the Company recognized pre-tax net gains of $2,634 in other income associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $308 and a net increase in unrealized gains of $2,326.

5.	Equity method and other investments
The Company maintains equity method and minor adjusted cost method investments in the private securities of certain other healthcare and healthcare-related businesses. The Company classifies these investments as "Equity method and other investments" on its consolidated balance sheet.
The Company's equity method and other investments were comprised of the following:

	June 30, 2020	December 31, 2019
APAC joint venture	$122,137	$116,924
Other equity method partnerships	115,247	114,611
Adjusted cost method investments	18,105	10,448
	$255,489	$241,983

During the six months ended June 30, 2020 and 2019, the Company recognized equity investment income of $22,185 and $7,222, respectively, from its equity method investments in nonconsolidated businesses.
Equity investments in nonconsolidated businesses over which the Company maintains significant influence, but which do not have readily determinable fair values, are carried on the equity method. The Company's largest equity method investment is its ownership interest in DaVita Care Pte. Ltd. (the APAC joint venture, or APAC JV), which is 75%-owned by the Company and 25%-owned by an unrelated noncontrolling investor. As described in Note 9 to the Company's consolidated financial statements included in the 10-K, the Company does not consolidate the APAC JV.
The Company's other equity method investments include legal entities over which the Company has significant influence but in which it does not maintain a controlling financial interest. Almost all of these are U.S. partnerships in the form of limited liability companies. The Company's ownership interests in these partnerships vary, but typically range from 30% to 50%. During the six months ended June 30, 2020 and 2019, no meaningful impairments or other valuation adjustments were recognized on these investments.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

6.	Goodwill
Changes in goodwill by reportable segments were as follows:

	U.S. dialysis	Other - Ancillary services	Consolidated
Balance at December 31, 2018	$6,275,004	$566,956	$6,841,960
Acquisitions	18,089	72,137	90,226
Impairment charges	—	(124,892)	(124,892)
Foreign currency and other adjustments	(5,993)	(13,666)	(19,659)
Balance at December 31, 2019	$6,287,100	$500,535	$6,787,635
Acquisitions	3,997	37,587	41,584
Divestitures	(1,549)	(6,744)	(8,293)
Foreign currency and other adjustments	—	(30,320)	(30,320)
Balance at June 30, 2020	$6,289,548	$501,058	$6,790,606

Goodwill	$6,289,548	$626,224	$6,915,772
Accumulated impairment charges	—	(125,166)	(125,166)
	$6,289,548	$501,058	$6,790,606

The Company did not recognize any goodwill impairment charges during the six months ended June 30, 2020.
As dialysis treatments are an essential, life-sustaining service for patients who depend on them, the Company's operations have continued and are currently expected to continue throughout the novel coronavirus (COVID-19) pandemic. However, the ultimate impact of the dynamic and evolving COVID-19 pandemic on the Company will depend on future developments that are highly uncertain and difficult to predict, including among other things the severity and duration of the pandemic, the impact on our patient population, the pandemic’s continuing impact on the U.S. and global economies and unemployment, and the timing, scope and effectiveness of governmental responses. While the Company does not currently expect a material adverse impact to its business as a result of this public health crisis, there can be no assurance that the COVID-19 pandemic will not have a material adverse impact on one or more of the Company's businesses.
During the six months ended June 30, 2019, the Company recognized a $41,037 goodwill impairment charge in its Germany kidney care business. This charge resulted primarily from a change in relevant discount rates, a decline in then current and expected future patient census and an increase in then current and expected future costs, principally due to wage increases expected to result from legislation announced at that time.
Developments, events, changes in operating performance and other changes in circumstances since the dates of the Company’s last annual goodwill impairment assessments have not caused management to believe it is more likely than not that the fair values of any of the Company's reporting units would be less than their respective carrying amounts as of June 30, 2020. Except for the Company's Germany kidney care reporting unit as described further in Note 10 to the 10-K, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of June 30, 2020.

7.	Income taxes
As of June 30, 2020, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold was $69,162, of which $64,916 would impact the Company's effective tax rate if recognized. The total balance increased $948 from the December 31, 2019 balance of $68,214.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At June 30, 2020 and December 31, 2019, the Company had approximately $15,980 and $14,428, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

8.	Long-term debt
Long-term debt was comprised of the following:

				As of June 30, 2020
	June 30, 2020	December 31, 2019	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A(2)	$1,717,188	$1,739,063	8/12/2024	LIBOR + 1.50%	$1,669,965
Term Loan B-1(3)	2,729,409	—	8/12/2026	LIBOR + 1.75%	$2,657,762
Term Loan B(3)	—	2,743,125	8/12/2026
Revolving line of credit(2)	—	—	8/12/2024	LIBOR + 1.50%	$—
Senior Notes:
4 ⅝% Senior Notes	1,750,000	—	6/1/2030	4.625%	$1,744,400
5 ⅛% Senior Notes(4)	1,750,000	1,750,000	7/15/2024	5.125%	$1,781,500
5% Senior Notes	1,500,000	1,500,000	5/1/2025	5.00%	$1,537,500
Acquisition obligations and other notes payable(5)	163,207	180,352	2020-2036	4.93%	$163,207
Financing lease obligations(6)	276,510	268,534	2020-2038	5.25%
Total debt principal outstanding	9,886,314	8,181,074
Discount and deferred financing costs	(85,080)	(72,840)
	9,801,234	8,108,234
Less current portion	(1,906,560)	(130,708)
	$7,894,674	$7,977,526

(1)
For the Company's senior secured credit facilities and senior notes, fair value estimates are based upon bid and ask quotes, typically a level 2 input. For the acquisition obligations and other notes payable, the carrying values presented here approximate their estimated fair values, based on estimates of their present values using level 2 interest rate inputs.

(2)
The Company's interest rate on its Term Loan A and revolving line of credit is subject to adjustment depending upon the Company's leverage ratio under the credit agreement governing its senior secured credit facilities. Based on the Company's leverage ratio as of June 30, 2020, the Company’s interest rate effective in the third quarter of 2020 will be LIBOR plus 1.75% for its Term Loan A and revolving line of credit.

(3)
On February 13, 2020, the Company entered into an amendment to the credit agreement governing its senior secured credit facilities to refinance the senior secured Term Loan B with a $2,743,125 senior secured Term Loan B-1.

(4)
As described below, the Company redeemed in full all $1,750,000 in aggregate principal amount of its 5 ⅛% Senior Notes on July 15, 2020. These senior notes have therefore been classified in the current portion of long-term debt on the Company's balance sheet as of June 30, 2020.

(5)
The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current interest rates in effect and assuming no changes to the LIBOR based interest rates.

(6)	Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.
Scheduled maturities of long-term debt at June 30, 2020 were as follows:

2020 (remainder of the year)	$1,832,231
2021	$150,069
2022	$171,395
2023	$229,132
2024	$1,421,882
2025	$1,562,704
Thereafter	$4,518,901

On February 13, 2020, the Company entered into an amendment (the Repricing Amendment) to refinance its senior secured Term Loan B with a senior secured Term Loan B-1 that bears interest at a rate equal to LIBOR plus an applicable margin of 1.75% and matures on August 12, 2026. The Repricing Amendment did not change the interest rate on the Term Loan A or the revolving line of credit. No additional debt was incurred, nor any additional proceeds received, by the Company in connection

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

with the Repricing Amendment. The majority of the Company's Term Loan B debt was considered modified. As a result, the Company recognized debt refinancing charges of $2,948 in the six months ended June 30, 2020, comprised partially of fees incurred on this transaction and partially of deferred financing costs written off for the portion of debt considered extinguished and reborrowed. For the portion of the Term Loan B debt that was considered extinguished and reborrowed in this refinancing, the Company recognized $68,842 in constructive financing cash outflows and financing cash inflows on the statement of cash flows, even though no funds were actually paid or received. Another $55,895 of the debt considered extinguished in this refinancing represented a non-cash financing activity.
During the first six months of 2020, the Company made regularly scheduled mandatory principal payments under its senior secured credit facilities totaling $21,875 on Term Loan A and $13,716 on Term Loan B-1.
On June 9, 2020, the Company issued $1,750,000 aggregate principal amount of 4.625% senior notes due 2030 (the 4 ⅝% Senior Notes) in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 4 ⅝% Senior Notes pay interest on June 1 and December 1 of each year beginning December 1, 2020. The 4 ⅝% Senior Notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured senior indebtedness. The 4 ⅝% Senior Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee our senior secured credit facilities. The Company may redeem up to 40% of the aggregate principal amount of the 4 ⅝% Senior Notes at any time prior to June 1, 2023 at 104.625% of the aggregate principal amount from the proceeds of one or more equity offerings, plus accrued and unpaid interest. In addition, the Company may redeem the 4 ⅝% Senior Notes at any time prior to June 1, 2025 at a make whole redemption price, plus accrued and unpaid interest, and on and after such date at certain redemption prices specified in the indenture governing the 4 ⅝% Senior Notes, plus accrued and unpaid interest. The 4 ⅝% Senior Notes contain restrictive covenants that limit the ability of the Company and its guarantors to, among other things, create certain liens, enter into certain sale/leaseback transactions, or merge, consolidate or sell all or substantially all of their assets. The 4 ⅝% Senior Notes and related subsidiary guarantees do not have any registration or similar rights and are not expected to be registered for exchange on public markets. As of June 30, 2020, the Company had incurred $20,293 in fees, discounts and other professional expenses associated with this transaction that were capitalized and will amortize over the term of the 4 ⅝% Senior Notes.
On July 15, 2020, the Company used the net proceeds from the 4 ⅝% Senior Notes offering, together with cash on hand, to redeem in full all $1,750,000 aggregate principal amount outstanding of the 5 ⅛% Senior Notes plus accrued interest and redemption premium. In connection with this redemption, the Company incurred debt redemption premium charges of $29,890 and deferred financing cost write-offs of $9,764 which will be recognized in the third quarter of 2020 along with related advisory costs incurred.
The Company's 2015 interest rate cap agreements expired on June 30, 2020 and the Company's 2019 cap agreements became effective on June 30, 2020. As of June 30, 2020, the Company's 2019 interest rate cap agreements have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of the Term Loan B-1 and a portion of the Term Loan A. The remaining $946,597 outstanding principal balance of the Term Loan A is subject to LIBOR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in the fair values of the cap agreements are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit-risk contingent features.
The following table summarizes the Company’s interest rate cap agreements outstanding as of June 30, 2020 and December 31, 2019, which are classified in "Other long-term assets" on its consolidated balance sheet:

					Six months ended June 30, 2020		Fair value
	Notional amount	LIBOR maximum rate	Effective date	Expiration date	Debt expense	Recorded OCI loss	June 30, 2020	December 31, 2019
2019 cap agreements	$3,500,000	2.00%	6/30/2020	6/30/2024	$—	$19,777	$4,675	$24,452
2015 cap agreements	$3,500,000	3.50%	6/29/2018	6/30/2020	$4,326	$—	$—	$—

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

 The following table summarizes the effects of the Company’s interest rate cap agreements for the three and six months ended June 30, 2020 and 2019:

	Amount of unrealized losses in OCI on interest rate cap agreements				Income statement location	Reclassification from accumulated other comprehensive loss into net income
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
Derivatives designated as cash flow hedges	2020	2019	2020	2019		2020	2019	2020	2019
Interest rate cap agreements	$(2,431)	$(42)	$(19,777)	$(823)	Debt expense	$2,163	$2,163	$4,326	$4,326
Related income tax	607	11	4,935	212	Related income tax	(540)	(557)	(1,080)	(1,114)
Total	$(1,824)	$(31)	$(14,842)	$(611)		$1,623	$1,606	$3,246	$3,212

See Note 13 to these condensed consolidated financial statements for further details on amounts recorded and reclassified from accumulated other comprehensive loss.
The Company’s weighted average effective interest rate on the senior secured credit facilities at the end of the second quarter of 2020 was 2.10%, based on the current margins in effect for the Term Loan A and Term Loan B-1 as of June 30, 2020, as described above.
The Company’s overall weighted average effective interest rate for the three and six months ended June 30, 2020 was 3.64% and 3.98%, respectively, and as of June 30, 2020 was 3.65%.
As of June 30, 2020, the Company’s interest rates are fixed on approximately 54% of its total debt.
As of June 30, 2020, the Company had an undrawn $1,000,000 revolving line of credit under its senior secured credit facilities. Availability under this revolving line of credit is reduced by the amount of any letters of credit outstanding. There are currently no letters of credit outstanding under the senior secured credit facilities. The Company has approximately $57,452 of outstanding letters of credit under a separate bilateral secured letters of credit facility.

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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of June 30, 2020 and December 31, 2019, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
2017 U.S. Attorney Massachusetts Investigation: In January 2017, the Company was served with an administrative subpoena for records by the U.S. Attorney’s Office, District of Massachusetts, relating to an investigation into possible federal health care offenses. The subpoena covered the period from January 1, 2007 to the present, and sought documents relevant to charitable patient assistance organizations, particularly the American Kidney Fund (AKF), including documents related to efforts to provide patients with information concerning the availability of charitable assistance. The Department of Justice notified the court on July 23, 2019 of its decision to elect not to intervene in the matter of U.S. ex rel. David Gonzalez v. DaVita Healthcare Partners, et al. The complaint then was unsealed in the U.S. District Court, District of Massachusetts by order entered on August 1, 2019. The Department of Justice confirmed that the complaint, which alleged violations of the FCA and various state false claims acts, was the basis of its investigation initiated in January 2017. The Company was not served with the complaint. On July 17, 2020, the private party relator filed a Notice of Voluntary Dismissal of the matter and the court dismissed the lawsuit without prejudice on July 21, 2020 and closed the case.
2017 U.S. Attorney Colorado Investigation: In November 2017, the U.S. Attorney’s Office, District of Colorado informed the Company of an investigation it was conducting into possible federal healthcare offenses involving DaVita Kidney Care, as well as several of the Company’s wholly-owned subsidiaries. In addition to DaVita Kidney Care, the matter currently includes an investigation into DaVita Rx, DaVita Laboratory Services, Inc. (DaVita Labs), and RMS Lifeline Inc. (Lifeline). In each of August 2018 and May 2019, the Company received a CID pursuant to the FCA from the U.S. Attorney's Office relating to this investigation. In May 2020, the Company sold its interest in Lifeline, but the Company retained certain liabilities of the Lifeline business, including those related to this investigation. The Company is continuing to cooperate with the government in this investigation.
2018 U.S. Attorney Florida Investigation: In March 2018, DaVita Labs received two CIDs from the U.S. Attorney’s Office, Middle District of Florida that were identical in nature but directed to the two different labs. According to the face of the CIDs, the U.S. Attorney’s Office is conducting an investigation as to whether the Company’s subsidiary submitted claims for blood, urine, and fecal testing, where there were insufficient test validation or stability studies to ensure accurate results, in violation of the FCA. In October 2018, DaVita Labs received a subpoena from the OIG in connection with this matter requesting certain patient records linked to clinical laboratory tests. On September 30, 2019, the U.S. Attorney’s Office notified the U.S. District Court, Middle District of Florida, of its decision not to elect to intervene at this time in the matter of U.S. ex rel. Lorne Holland, et al. v. DaVita Healthcare Partners, Inc., et al. The court then unsealed the complaint, which alleges violations of the FCA, by order dated the same day. In January 2020, the private party relators served the Company and DaVita Labs with an amended complaint. On February 24, 2020, the Company and DaVita Labs filed a motion to dismiss the amended complaint. On June 25, 2020, the court denied the motion to dismiss. The Company and DaVita Labs answered the complaint on July 23, 2020. The Company and DaVita Labs dispute these allegations and intend to defend this action accordingly.
2020 U.S. Attorney New Jersey Investigation: In March 2020, the U.S. Attorney’s Office, District of New Jersey served the Company with a subpoena and a CID relating to an investigation being conducted by that office and the U.S. Attorney’s Office, Eastern District of Pennsylvania. The subpoena and CID request information on several topics, including certain of the Company’s joint venture arrangements with physicians and physician groups, medical director agreements, and compliance

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

with our five-year Corporate Integrity Agreement, the term of which expired October 22, 2019. The Company is cooperating with the government in this investigation.
2020 California Department of Insurance Investigation: In April 2020, the California Department of Insurance sent the Company an Investigative Subpoena relating to an investigation being conducted by that office. The subpoena requests information on a number of topics, including but not limited to the Company’s communications with patients about insurance plans and financial assistance from the American Kidney Fund (AKF), analyses of the potential impact of patients’ decisions to change insurance providers, and documents relating to donations or contributions to the AKF. The Company is cooperating with the California Department of Insurance in this investigation.
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
Shareholder and Derivative Claims
Peace Officers’ Annuity and Benefit Fund of Georgia Securities Class Action Civil Suit: On February 1, 2017, the Peace Officers’ Annuity and Benefit Fund of Georgia filed a putative federal securities class action complaint in the U.S. District Court for the District of Colorado against the Company and certain executives. The complaint covers the time period of August 2015 to October 2016 and alleges, generally, that the Company and its executives violated federal securities laws concerning the Company’s financial results and revenue derived from patients who received charitable premium assistance from an industry-funded non-profit organization. The complaint further alleges that the process by which patients obtained commercial insurance and received charitable premium assistance was improper and "created a false impression of DaVita’s business and operational status and future growth prospects." In November 2017, the Court appointed the lead plaintiff and an amended complaint was filed on January 12, 2018. On March 27, 2018, the Company and various individual defendants filed a motion to dismiss. On March 28, 2019, the U.S. District Court for the District of Colorado denied the motion to dismiss. The Company answered the complaint on May 28, 2019. On January 31, 2020, the plaintiffs filed a motion for class certification and the Company filed its opposition on June 29, 2020.
While the Company continues to dispute the allegations, in July 2020, it reached an agreement in principle to resolve this matter without admitting to any liability. The settlement is subject to, among other things, the approval by the Court. Settlement of this matter on the agreed terms is expected to be covered primarily with insurance proceeds, with the Company contributing an amount that would not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

While the defendants continue to dispute the allegations, in July 2020, an agreement in principle was reached to resolve this matter without admitting to any liability. The settlement is subject to, among other things, the approval by the Company’s Board of Directors (Board) and the Court. The Company agreed to certain corporate governance policies as part of the settlement, but will not make any financial contribution towards the settlement.
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
* * *
Other than as may be described above, the Company cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which the Company is or may be subject from time to time, including those described in this Note 9 to these condensed consolidated financial statements, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on the Company’s revenues, earnings and cash flows. Further, any legal proceedings or regulatory matters involving the Company, whether meritorious or not, are time consuming, and often require management’s attention and result in significant legal expense, and may result in the diversion of significant operational resources, or otherwise harm the Company’s business, results of operations, financial condition, cash flows or reputation.

10.	Other commitments
The Company has certain other potential commitments to provide operating capital to a number of dialysis centers that are wholly-owned by third parties or businesses in which the Company maintains a noncontrolling equity interest as well as to medical practices that the Company operates under management and administrative services agreements of approximately $9,217.

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
On June 11, 2020, the Company’s stockholders approved the DaVita Inc. 2020 Incentive Award Plan (the 2020 Plan). Prior to June 11, 2020 stock-based awards were granted under the DaVita Healthcare Partners Inc. 2011 Incentive Award Plan (the 2011 Plan). At the time of approval of the 2020 Plan there were 8,730 shares of common stock available for issuance under the 2020 Plan, which consisted of 5,000 newly authorized shares as well as 3,730 shares that were rolled over from the 2011 Plan. The 2020 Plan provides for the grant of stock appreciation rights, nonqualified stock options, incentive stock options, restricted stock units, restricted stock, performance stock awards, dividend equivalents, stock payments, deferred stock unit awards, deferred stock awards and performance cash awards. The 2020 Plan mandates a maximum award term of 10 years for stock appreciation rights and stock options and stipulates that awards of these types be granted with a base or exercise price per share of not less than the fair market value of the Company's common stock on the date of grant. Shares available under the 2020 Plan are also stated on a full value share basis rather than on an option-equivalent basis. The 2020 Plan therefore provides that shares available for issuance under the plan are reduced by only one share available for every four shares underlying stock

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

appreciation rights and stock options, and are reduced by one share available for every one share underlying stock-based awards other than stock appreciation rights and stock options.
During the six months ended June 30, 2020, the Company granted 968 restricted and performance stock units with an aggregate grant-date fair value of $74,062 and a weighted-average expected life of approximately 3.4 years and 2,765 stock-settled stock appreciation rights with an aggregate grant-date fair value of $73,833 and a weighted-average expected life of approximately 4.8 years.
For the six months ended June 30, 2020 and 2019, the Company recognized $48,511 and $41,054, respectively, in total LTIP expense, of which $42,125 and $24,900, respectively, represented stock-based compensation expense for stock appreciation rights, restricted stock units, performance stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expense. The estimated tax benefits recorded for stock-based compensation for the six months ended June 30, 2020 and 2019 was $5,457 and $3,835, respectively.
As of June 30, 2020, the Company had $223,914 in total estimated but unrecognized stock-based compensation expense under the Company’s equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.6 years. The Company no longer has outstanding long-term performance-based cash awards in its principal U.S. dialysis business as the performance and accrual period for these awards ended December 31, 2019 with a final payout of $66,302 in 2020.
For the six months ended June 30, 2020 and 2019, the Company recognized $5,920 and $2,675, respectively, in actual tax benefits upon the settlement of stock awards.
On November 4, 2019, the independent members of the Board approved an award of 2,500 premium-priced stock-settled stock appreciation rights (Premium-Priced Award) to the Company’s Chief Executive Officer (CEO), which award was subject to stockholder approval of a related amendment to the 2011 Plan. The Company's stockholders approved that amendment to the 2011 Plan on January 23, 2020, authorizing the grant to the Company's CEO. Since stockholder approval occurred in 2020, subsequent to the Board approval, this award had both a service inception and grant date of January 23, 2020 for accounting purposes.
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

12.	Share repurchases
The following table summarizes the Company's repurchases of its common stock during the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Open market repurchases:
Shares	—	2,060	4,052	2,060
Amount paid	$—	$112,189	$303,139	$112,189
Average paid per share	$—	$54.46	$74.81	$54.46

The Company did not repurchase any shares subsequent to June 30, 2020 through July 29, 2020.
Effective as of the close of business on November 4, 2019, the Board terminated all remaining prior share repurchase authorizations available to the Company and approved a new share repurchase authorization of $2,000,000. As of July 29, 2020, the Company had a total of $1,400,356 available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

repurchase limitations, including under the terms of its current senior secured credit facilities and the indenture governing its senior notes due in 2025.

13.	Accumulated other comprehensive loss

	Three months ended June 30, 2020			Six months ended June 30, 2020
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$(12,828)	$(127,697)	$(140,525)	$(1,433)	$(46,065)	$(47,498)
Unrealized (losses) gains	(2,431)	5,619	3,188	(19,777)	(76,013)	(95,790)
Related income tax	607	—	607	4,935	—	4,935
	(1,824)	5,619	3,795	(14,842)	(76,013)	(90,855)
Reclassification into net income	2,163	—	2,163	4,326	—	4,326
Related income tax	(540)	—	(540)	(1,080)	—	(1,080)
	1,623	—	1,623	3,246	—	3,246
Ending balance	$(13,029)	$(122,078)	$(135,107)	$(13,029)	$(122,078)	$(135,107)

	Three months ended June 30, 2019			Six months ended June 30, 2019
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$(7,935)	$(39,616)	$(47,551)	$(8,961)	$(25,963)	$(34,924)
Unrealized (losses) gains	(42)	12,365	12,323	(823)	(1,288)	(2,111)
Related income tax	11	—	11	212	—	212
	(31)	12,365	12,334	(611)	(1,288)	(1,899)
Reclassification into net income	2,163	—	2,163	4,326	—	4,326
Related income tax	(557)	—	(557)	(1,114)	—	(1,114)
	1,606	—	1,606	3,212	—	3,212
Ending balance	$(6,360)	$(27,251)	$(33,611)	$(6,360)	$(27,251)	$(33,611)

The reclassification of net cap realized losses into income are recorded as debt expense in the corresponding consolidated statements of income. See Note 8 to these condensed consolidated financial statements for further details.

14.	Acquisitions and divestitures
Routine acquisitions
During the six months ended June 30, 2020, the Company acquired dialysis businesses consisting of three dialysis centers located in the U.S. and 25 dialysis centers located outside the U.S. for a total of $44,267 in net cash, $1,693 in deferred purchase price obligations, and $10,769 in earn-out obligations and assumed liabilities. The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in these transactions at their estimated acquisition date fair values:

Current assets	$9,934
Property and equipment	9,204
Intangible and other long-term assets	7,138
Goodwill	41,584
Deferred income taxes	1,513
Current liabilities	(12,048)
Noncontrolling interests	(596)
$56,729

 Amortizable intangible assets acquired during the six months ended June 30, 2020 primarily represent non-compete agreements which had weighted-average estimated useful lives of approximately four years. The total estimated amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $25,475.
Sale of RMS Lifeline
The Company also divested its vascular access business, RMS Lifeline, Inc., effective May 1, 2020 and recognized a loss on sale of approximately $16,252.
Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired companies a total of up to $33,785 if certain performance targets or quality margins are met primarily over the next one year to five years. As of June 30, 2020, the estimated fair value of these contingent earn-out obligations is $24,057, of which $5,832 is included in other current liabilities and the remaining $18,225 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in contingent earn-out obligations for the three and six month periods ended June 30, 2020:

	Three months ended June 30, 2020	Six months ended June 30, 2020
Beginning balance	$22,386	$24,586
Acquisitions	3,190	5,861
Foreign currency translation	(510)	(5,383)
Fair value remeasurements	(642)	(640)
Payments or other settlements	(367)	(367)
Ending balance	$24,057	$24,057

15.     Discontinued operations previously held for sale
DaVita Medical Group
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
The Company recorded a preliminary estimated pre-tax net loss of approximately $23,022 on the sale of its DMG business in 2019. This preliminary net loss was based on initial estimates of the Company's expected aggregate proceeds from the sale, net of transaction costs and obligations, as well as the estimated values of DMG net assets sold as of the closing date. These estimated net proceeds included $4,465,476 in cash received from Optum at closing, or $3,824,509 net of cash and

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

restricted cash included in the DMG net assets sold. During the six months ended June 30, 2020, the Company recognized $9,980 in additional tax benefits under the Coronavirus Aid, Relief, and Economic Security Act related to its period of DMG ownership, which have been recognized as an adjustment to the Company's loss on sale of the DMG business.
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
The following table presents the financial results of discontinued operations related to DMG:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues	$—	$1,330,777	$—	$2,713,059
Expenses	—	1,201,633	—	2,539,787
Income from discontinued operations before taxes	—	129,144	—	173,272
(Loss) gain on sale of discontinued operations before taxes	—	(23,022)	9,980	(23,022)
Income tax expense	—	26,730	—	40,553
Net income from discontinued operations, net of tax	$—	$79,392	$9,980	$109,697

The following table presents cash flows of discontinued operations related to DMG:

	Six months ended June 30,
	2020	2019
Net cash provided by operating activities from discontinued operations	$—	$103,848
Net cash used in investing activities from discontinued operations	$—	$(43,442)

16.	Variable interest entities (VIEs)
At June 30, 2020, these condensed consolidated financial statements include total assets of VIEs of $316,762 and total liabilities and noncontrolling interests of VIEs to third parties of $232,815. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 23 to the Company's consolidated financial statements included in the 10-K.

17.	Fair values of financial instruments
The Company measures the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions (redeemable equity interests classified as temporary equity) based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, liabilities, temporary equity and commitments. The Company also classifies assets, liabilities and temporary equities that are measured at fair value on a recurring basis based on the fair value hierarchy defined by the Financial Accounting Standards Board (FASB).

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s fair value classifications for assets, liabilities and temporary equities that are measured at fair value on a recurring basis as of June 30, 2020:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$39,396	$39,396	$—	$—
Interest rate cap agreements	$4,675	$—	$4,675	$—
Liabilities
Contingent earn-out obligations	$24,057	$—	$—	$24,057
Temporary equity
Noncontrolling interests subject to put provisions	$1,241,937	$—	$—	$1,241,937

For reconciliations of changes in contingent earn-out obligations and noncontrolling interests subject to put provisions during the three and six months ended June 30, 2020, see Note 14 and the consolidated statement of equity, respectively.
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
The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, including projected earnings before interest, taxes, depreciation, and amortization (EBITDA) and revenue. The estimated fair value of these contingent earn-out obligations is remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company's credit risk adjusted rate that is used to discount obligations to present value. See Note 14 to these condensed consolidated financial statements for further discussion.
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of June 30, 2020, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $150,000. See Note 17 to the Company's consolidated financial statements included in the 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.
The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon bid and ask quotes for these instruments, typically a level 2 input. See Note 8 to these condensed consolidated financial statements for further discussion of the Company's debt.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at June 30, 2020 at their approximate fair values due to the short-term nature of their settlements.

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating income (loss), and a reconciliation of segment operating income (loss) to consolidated income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Segment revenues:
U.S. dialysis
Dialysis patient service revenues:
External sources	$2,631,827	$2,601,951	$5,211,067	$5,113,777
Intersegment revenues	35,122	30,042	67,062	60,462
U.S. dialysis patient service revenues	2,666,949	2,631,993	5,278,129	5,174,239
Other revenues(1):
External sources	7,688	5,209	12,830	9,893
Intersegment revenues	307	292	608	513
Total U.S. dialysis revenues	2,674,944	2,637,494	5,291,567	5,184,645
Other—Ancillary services
Dialysis patient service revenues, net	126,370	121,865	260,411	239,728
Other external sources	114,094	113,680	236,908	222,419
Intersegment revenues	4,171	3,403	8,324	6,739
Total ancillary services revenues	244,635	238,948	505,643	468,886
Total net segment revenues	2,919,579	2,876,442	5,797,210	5,653,531
Elimination of intersegment revenues	(39,600)	(33,737)	(75,994)	(67,714)
Consolidated revenues	$2,879,979	$2,842,705	$5,721,216	$5,585,817
Segment operating income (loss):
U.S. dialysis	$522,630	$498,957	$1,014,236	$915,939
Other—Ancillary services	(39,622)	(15,050)	(42,268)	(72,680)
Total segment operating income	483,008	483,907	971,968	843,259
Reconciliation of segment operating income to consolidated income from continuing operations before income taxes:
Corporate administrative support	(73,088)	(22,021)	(96,672)	(40,866)
Consolidated operating income	409,920	461,886	875,296	802,393
Debt expense	(81,381)	(131,666)	(169,984)	(263,185)
Debt prepayment and refinancing charges	—	(12,160)	(2,948)	(12,160)
Other income, net	9,545	5,643	5,195	12,583
Consolidated income from continuing operations before income taxes	$338,084	$323,703	$707,559	$539,631

(1)
Includes management fee revenue from providing management and administrative services to dialysis ventures in which the Company owns a noncontrolling equity investment or which are wholly-owned by third parties.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

A summary of assets by reportable segment was as follows:

	June 30, 2020	December 31, 2019
U.S. dialysis (including equity investments of $130,732 and $124,188, respectively)	$17,896,917	$15,778,880
Other—Ancillary services (including equity investments of $124,757 and $117,795, respectively)	1,408,174	1,532,514
Consolidated assets	$19,305,091	$17,311,394

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
U.S. dialysis	$148,312	$144,621	$294,612	$285,401
Other—Ancillary services	9,064	7,621	17,443	15,369
	$157,376	$152,242	$312,055	$300,770

Expenditures for property and equipment by reportable segment were as follows:

	Six months ended June 30,
	2020	2019
U.S. dialysis	$280,801	$319,812
Other—Ancillary services	10,866	15,640
DMG—Discontinued operations	—	38,466
	$291,667	$373,918

19.	Changes in DaVita Inc.’s ownership interests in consolidated subsidiaries
The effects of changes in DaVita Inc.’s ownership interests in consolidated subsidiaries on the Company’s consolidated equity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income attributable to DaVita Inc.	$201,602	$273,551	$441,195	$422,840
Changes in paid-in capital for:
Purchases of noncontrolling interests	4,642	13,140	4,197	10,934
Net transfers to noncontrolling interests	4,642	13,140	4,197	10,934
Net income attributable to DaVita Inc., net of transfers to noncontrolling interests	$206,244	$286,691	$445,392	$433,774

20.	New accounting standards
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides optional expedients and exceptions for applying U.S. generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in this ASU were effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently assessing the effect this guidance may have on its consolidated financial statements.

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2020	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$1,715,449	$1,120,072	$(77,324)	$2,758,197
Other revenues	211,996	163,738	30,625	(284,577)	121,782
Total net revenues	211,996	1,879,187	1,150,697	(361,901)	2,879,979
Operating expenses	250,311	1,663,321	918,328	(361,901)	2,470,059
Operating (loss) income	(38,315)	215,866	232,369	—	409,920
Debt expense	(79,578)	(52,604)	(11,199)	62,000	(81,381)
Other income, net	59,980	658	10,907	(62,000)	9,545
Income tax (benefit) expense	(14,449)	81,644	16,017	—	83,212
Equity earnings in subsidiaries	245,066	159,325	—	(404,391)	—
Net income from continuing operations	201,602	241,601	216,060	(404,391)	254,872
Net income from discontinued operations, net of tax	—	—	—	—	—
Net income	201,602	241,601	216,060	(404,391)	254,872
Less: Net income attributable to noncontrolling interests	—	—	—	(53,270)	(53,270)
Net income attributable to DaVita Inc.	$201,602	$241,601	$216,060	$(457,661)	$201,602

For the three months ended June 30, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$1,702,387	$1,085,912	$(64,483)	$2,723,816
Other revenues	207,299	150,985	39,395	(278,790)	118,889
Total net revenues	207,299	1,853,372	1,125,307	(343,273)	2,842,705
Operating expenses and charges	160,464	1,648,270	915,358	(343,273)	2,380,819
Operating income	46,835	205,102	209,949	—	461,886
Debt expense	(144,896)	(50,925)	(13,052)	65,047	(143,826)
Other income, net	102,059	690	10,982	(108,088)	5,643
Income tax expense	627	59,097	16,214	—	75,938
Equity earnings in subsidiaries	270,180	139,681	—	(409,861)	—
Net income from continuing operations	273,551	235,451	191,665	(452,902)	247,765
Net income from discontinued operations, net of tax	—	—	36,351	43,041	79,392
Net income	273,551	235,451	228,016	(409,861)	327,157
Less: Net income attributable to noncontrolling interests	—	—	—	(53,606)	(53,606)
Net income attributable to DaVita Inc.	$273,551	$235,451	$228,016	$(463,467)	$273,551

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

For the six months ended June 30, 2020	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net patient service revenues	$—	$3,445,189	$2,170,949	$(144,660)	$5,471,478
Other revenues	409,279	320,598	72,053	(552,192)	249,738
Total net revenues	409,279	3,765,787	2,243,002	(696,852)	5,721,216
Operating expenses	404,962	3,304,142	1,833,668	(696,852)	4,845,920
Operating income	4,317	461,645	409,334	—	875,296
Debt expense	(170,940)	(111,697)	(22,536)	132,241	(172,932)
Other income, net	122,433	1,463	13,540	(132,241)	5,195
Income tax (benefit) expense	(11,025)	162,619	23,178	—	174,772
Equity earnings in subsidiaries	474,360	258,120	—	(732,480)	—
Net income from continuing operations	441,195	446,912	377,160	(732,480)	532,787
Net income from discontinued operations, net of tax	—	—	9,980	—	9,980
Net income	441,195	446,912	387,140	(732,480)	542,767
Less: Net income attributable to noncontrolling interests	—	—	—	(101,572)	(101,572)
Net income attributable to DaVita Inc.	$441,195	$446,912	$387,140	$(834,052)	$441,195

For the six months ended June 30, 2019	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net patient service revenues	$—	$3,408,980	$2,072,285	$(127,760)	$5,353,505
Other revenues	396,135	297,102	74,304	(535,229)	232,312
Total net revenues	396,135	3,706,082	2,146,589	(662,989)	5,585,817
Operating expenses	304,123	3,282,555	1,859,735	(662,989)	4,783,424
Operating income	92,012	423,527	286,854	—	802,393
Debt expense	(278,491)	(101,575)	(25,601)	130,322	(275,345)
Other income, net	212,257	1,338	22,042	(223,054)	12,583
Income tax expense	7,653	103,124	21,907	—	132,684
Equity earnings in subsidiaries	404,715	204,056	—	(608,771)	—
Net income from continuing operations	422,840	424,222	261,388	(701,503)	406,947
Net income from discontinued operations, net of tax	—	—	16,965	92,732	109,697
Net income	422,840	424,222	278,353	(608,771)	516,644
Less: Net income attributable to noncontrolling interests	—	—	—	(93,804)	(93,804)
Net income attributable to DaVita Inc.	$422,840	$424,222	$278,353	$(702,575)	$422,840

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended June 30, 2020	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$201,602	$241,601	$216,060	$(404,391)	$254,872
Other comprehensive (loss) income	(201)	—	5,619	—	5,418
Total comprehensive income	201,401	241,601	221,679	(404,391)	260,290
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(53,270)	(53,270)
Comprehensive income attributable to DaVita Inc.	$201,401	$241,601	$221,679	$(457,661)	$207,020

For the three months ended June 30, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$273,551	$235,451	$228,016	$(409,861)	$327,157
Other comprehensive income	1,575	—	12,365	—	13,940
Total comprehensive income	275,126	235,451	240,381	(409,861)	341,097
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(53,606)	(53,606)
Comprehensive income attributable to DaVita Inc.	$275,126	$235,451	$240,381	$(463,467)	$287,491

For the six months ended June 30, 2020	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$441,195	$446,912	$387,140	$(732,480)	$542,767
Other comprehensive loss	(11,596)	—	(76,013)	—	(87,609)
Total comprehensive income	429,599	446,912	311,127	(732,480)	455,158
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(101,572)	(101,572)
Comprehensive income attributable to DaVita Inc.	$429,599	$446,912	$311,127	$(834,052)	$353,586

For the six months ended June 30, 2019	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$422,840	$424,222	$278,353	$(608,771)	$516,644
Other comprehensive income (loss)	2,601	—	(1,288)	—	1,313
Total comprehensive income	425,441	424,222	277,065	(608,771)	517,957
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(93,804)	(93,804)
Comprehensive income attributable to DaVita Inc.	$425,441	$424,222	$277,065	$(702,575)	$424,153

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of June 30, 2020	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$2,719,413	$247	$209,250	$—	$2,928,910
Restricted cash and equivalents	14,543	—	92,266	—	106,809
Accounts receivable, net	—	1,170,426	601,833	—	1,772,259
Other current assets	343,732	515,207	122,656	(9,743)	971,852
Total current assets	3,077,688	1,685,880	1,026,005	(9,743)	5,779,830
Property and equipment, net	568,053	1,550,132	1,307,385	(7,652)	3,417,918
Operating lease right-of-use assets	105,783	1,620,214	1,118,064	(17,441)	2,826,620
Intangible assets, net	317	26,004	87,058	—	113,379
Investments in and advances to affiliates, net	11,216,535	8,467,107	3,203,408	(22,887,050)	—
Other long-term assets and investments	78,135	130,986	189,356	(21,739)	376,738
Goodwill	—	4,812,208	1,978,398	—	6,790,606
Total assets	$15,046,511	$18,292,531	$8,909,674	$(22,943,625)	$19,305,091
Current liabilities	$2,254,858	$1,345,482	$670,742	$3,481	$4,274,563
Intercompany liabilities, net	2,118,906	3,203,408	2,645,387	(7,967,701)	—
Long-term operating leases liabilities	131,709	1,530,117	1,064,328	(16,585)	2,709,569
Long-term debt and other long-term liabilities	7,671,918	798,494	318,264	(43,471)	8,745,205
Noncontrolling interests subject to put provisions	715,205	—	—	526,732	1,241,937
Total DaVita Inc. shareholders' equity	2,153,915	11,415,030	3,504,319	(14,919,349)	2,153,915
Noncontrolling interests not subject to put provisions	—	—	706,634	(526,732)	179,902
Total equity	2,153,915	11,415,030	4,210,953	(15,446,081)	2,333,817
Total liabilities and equity	$15,046,511	$18,292,531	$8,909,674	$(22,943,625)	$19,305,091

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2020	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows provided by operating activities:
Net income	$441,195	$446,912	$387,140	$(732,480)	$542,767
Changes in operating assets and liabilities and non-cash items included in net income	(357,763)	87,552	6,467	732,480	468,736
Net cash provided by operating activities	83,432	534,464	393,607	—	1,011,503
Cash flows used in investing activities:
Additions of property and equipment	(89,785)	(93,331)	(108,551)	—	(291,667)
Acquisitions	—	(984)	(43,283)	—	(44,267)
Proceeds from asset and business sales	2	2,991	67,622	—	70,615
(Purchases) proceeds from investment sales and other items, net	(134,674)	661	(7,807)	—	(141,820)
Net cash used in investing activities	(224,457)	(90,663)	(92,019)	—	(407,139)
Cash flows provided by (used in) financing activities:
Long-term debt and related financing costs, net	1,694,037	(5,468)	(20,339)	—	1,668,230
Intercompany borrowings (payments)	738,213	(439,037)	(299,176)	—	—
Other items	(330,009)	419	(99,067)	—	(428,657)
Net cash provided by (used in) financing activities	2,102,241	(444,086)	(418,582)	—	1,239,573
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(16,936)	—	(16,936)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,961,216	(285)	(133,930)	—	1,827,001
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	772,740	532	435,446	—	1,208,718
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$2,733,956	$247	$301,516	$—	$3,035,719

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

For the six months ended June 30, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows provided by operating activities:
Net income	$422,840	$424,222	$278,353	$(608,771)	$516,644
Changes in operating assets and liabilities and non-cash items included in net income	(292,988)	(198,192)	116,880	608,771	234,471
Net cash provided by operating activities	129,852	226,030	395,233	—	751,115
Cash flows provided by (used in) investing activities:
Additions of property and equipment	(63,037)	(148,050)	(162,831)	—	(373,918)
Acquisitions	—	(8,974)	(56,996)	—	(65,970)
Proceeds from asset and business sales	3,824,509	1,194	25,678	—	3,851,381
Proceeds (purchases) from investment sales and other items, net	729	(6,492)	(3,038)	—	(8,801)
Net cash provided by (used in) investing activities	3,762,201	(162,322)	(197,187)	—	3,402,692
Cash flows provided by financing activities:
Long-term debt and related financing costs, net	(1,152,510)	(6,611)	(4,988)	—	(1,164,109)
Intercompany borrowings (payments)	656,704	(58,208)	(598,496)	—	—
Other items	(82,011)	86	(64,519)	—	(146,444)
Net cash used in financing activities	(577,817)	(64,733)	(668,003)	—	(1,310,553)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(77)	—	(77)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,314,236	(1,025)	(470,034)	—	2,843,177
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	—	(423,813)	—	(423,813)
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	3,314,236	(1,025)	(46,221)	—	3,266,990
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	61,658	13,280	340,482	—	415,420
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$3,375,894	$12,255	$294,261	$—	$3,682,410

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements in this report, other than statements of historical fact, are forward-looking statements and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among other things, DaVita's response to and the expected future impacts of the novel coronavirus (COVID-19), statements about our balance sheet and liquidity, our expenses, revenues, billings and collections and future results, potential need, ability or willingness to use any funds under the Coronavirus Aid, Relief, and Economic Security (CARES) Act or other government programs, availability of supplies, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, and overall impact on our patients, as well as other statements regarding our future operations, financial condition and prospects, government and commercial payment rates, and our ongoing stock repurchase program. Without limiting the foregoing, statements including the words "expect," "intend," "will," “could,” "plan," "anticipate," "believe," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:

•
the continuing impact of the dynamic and rapidly evolving COVID-19 pandemic, including, without limitation, on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition and results of operations, the government’s response to the COVID-19 pandemic, and the consequences of an extended economic downturn resulting from the impacts of COVID-19, any of which may also have the effect of heightening many of the other risks and uncertainties discussed below;

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

•
the extent to which the ongoing implementation of healthcare reform, or changes in or new legislation, regulations or guidance, enforcement thereof or related litigation, result in a reduction in coverage or reimbursement rates for our services, a reduction in the number of patients enrolled in higher-paying commercial plans or that are enrolled in or select Medicare Advantage plans, or other material impacts to our business; or our making incorrect assumptions about how our patients will respond to any such developments;

•	a reduction in government payment rates under the Medicare End Stage Renal Disease program or other government-based programs and the impact of the Medicare Advantage benchmark structure;

•
risks arising from potential and proposed federal and/or state legislation, regulation, ballot, executive action or other initiatives, including such initiatives related to healthcare and/or labor matters, such as Proposition 23 in California;

•
the impact of the upcoming election cycle, the political environment and related developments on the current healthcare marketplace and on our business, including with respect to the future of the Affordable Care Act, the exchanges and many other core aspects of the current healthcare marketplace;

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

•	factors that may impact our ability to repurchase stock under our stock repurchase program and the timing of any such stock repurchases;

•	risks arising from the use of accounting estimates, judgments and interpretations in our financial statements;

•	impairment of our goodwill, investments or other assets; and

•
uncertainties associated with the other risk factors set forth in DaVita Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this Quarterly Report on Form 10-Q, and the risks and uncertainties discussed in any subsequent reports that DaVita has filed or furnished with the Securities and Exchange Commission from time to time.

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
COVID-19 and its impact on our business
As a caregiving organization, we are exposed to and will continue to be impacted by the effects of the novel coronavirus (COVID-19) pandemic. DaVita’s teammates include, among others, dialysis nurses, patient care technicians, social workers, dieticians and other caregivers who are on the front lines of the ongoing COVID-19 pandemic providing essential, life-sustaining care for our patients. During this time of great challenge, our top priorities continue to be the health, safety and well-being of our patients, teammates and physician partners and helping to ensure that our patients have the ability to maintain continuity of care throughout this crisis, whether in the acute, outpatient or home setting. We have implemented additional protocols in coordination with the Centers for Disease Control and Prevention (CDC) on infection control and clinical best practices in response to COVID-19. In addition, we have been collaborating with the U.S. Department of Health and Human Services, the Centers for Medicare and Medicaid Services (CMS), the CDC, the American Society of Nephrology, and dialysis providers nationwide to help ensure that the dialysis community is able to support patients nationwide.
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
We are closely monitoring the long-term impact of the pandemic and the resulting economic downturn on all aspects of our business, including the impact on our patients, teammates, physician partners, suppliers, vendors and business partners. We have had, and expect to continue to have, extended, significant additional costs as a result of COVID-19. For example, we have had, and expect to continue to have, increased costs and risk associated with a high demand for our skilled clinical personnel. Additionally, the steps we have taken designed to help safely maintain continuity of care for our patients and help protect our caregivers, such as our policies to implement dedicated care shifts for patients with confirmed or suspected COVID-19 and other enhanced clinical practices, have increased, and are expected to continue to increase, our expenses and use of personal protective equipment. Our response to COVID-19 has resulted in higher salary and wage expense, and we have provided, and may provide in the future, substantial financial support to our teammates to cover some of the costs related to COVID-19. Furthermore, the effort needed to procure certain of our equipment and clinical supplies and associated costs have increased. These efforts are part of a wider Prepare, Prevent and Respond protocol that we have implemented in connection with the pandemic, which also includes operational initiatives such as the redistribution of teammates, machines and supplies across the country as needed and increased investment in and utilization of telehealth capabilities. Our COVID-19 response has reduced certain expenses, such as those related to teammate travel, and the pandemic has also delayed certain of our planned capital expenditures. Certain temporary changes made in response to the COVID-19 pandemic could become permanent, which could have an adverse impact on our business.
We have observed and expect to continue to observe a negative impact on revenue and non-acquired growth from COVID-19 due to lower treatment volumes, including from the impact of changes in rates of mortality, as well as a decrease in new patient admissions due to the impact of COVID-19 on the chronic kidney disease (CKD) population. Over the longer term, we believe that changes in mortality in both the CKD and ESRD populations due to COVID-19 will depend primarily on the infection rate, case fatality rate and age and health status of affected patients. At this time we cannot reasonably estimate the magnitude or duration of this impact, due in part to testing and reporting limitations, but this adverse impact could be material. Because our ESRD patients generally have comorbidities, several of which are risk factors for COVID-19, we believe the mortality rate of infected patients is, and will continue to be, higher in the dialysis population than in the general population. In addition, the COVID-19 pandemic and efforts to contain the virus have led to global economic deterioration and rapid and sharp increases in unemployment levels, which ultimately could result in a materially reduced share of our patients being covered by commercial insurance plans, with more patients being covered by lower-paying government insurance programs or being uninsured. These effects may persist after the pandemic subsides, and in the event such a reduction occurs, we believe that it would have a material adverse impact on our business, results of operations, financial condition and cash flows. The global nature of the pandemic may have varying impacts on our ongoing operations outside the United States as well as our ability to expand our operations into other parts of the world.
We believe the ultimate impact of this public health crisis on the Company will depend on future developments that are highly uncertain and difficult to predict, including among other things the severity and duration of the pandemic, the impact on our patient population, the pandemic’s continuing impact on the U.S. and global economies and unemployment, and the timing, scope and effectiveness of federal, state and local governmental responses. At this time, we cannot reasonably estimate the ultimate impact the COVID-19 pandemic will have on us, but the adverse impact could be material.
A significant initial part of the federal government response to the COVID-19 pandemic was the Coronavirus Aid, Relief, and Economic Security (CARES) Act, a $2 trillion economic stimulus package that was signed into law on March 27, 2020. The CARES Act authorized $100 billion in funding to be distributed to healthcare providers through the federal Public Health and Social Services Emergency Fund (Provider Relief Fund). Under the CARES Act, in April 2020 the government distributed approximately $250 million to the Company and its affiliated joint ventures from the Provider Relief Fund, and these funds were only to be used for healthcare related expenses or lost revenues attributable to COVID-19. While we elected not to accept the funds available to us through this government financial support and returned these funds in May 2020, there can be no assurance that we will be able to continue to forego the receipt of financial or other assistance under the CARES Act or similar subsequent legislation or that similar assistance will be available from the government if we have a need for such assistance in the future.
The CARES Act also included a provision that suspended the 2% Medicare sequestration from May 1, 2020 through December 31, 2020, and in the second quarter of 2020 our revenues increased due to this suspension as further described below. We continue to estimate that this temporary suspension will increase our revenues while it remains in effect.
For additional information on the potential impact of the COVID-19 pandemic on us, see the risk factors in "Part II Item 1A Risk Factors" as set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the quarter ended June 30, 2020 compared to the quarters ended March 31, 2020 and June 30, 2019 and for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Consolidated results of operations
The following table summarizes our revenues, operating income and adjusted operating income by line of business. See the discussion of our results for each line of business following this table:

	Three months ended			Q2 2020 vs. Q1 2020		Q2 2020 vs. Q2 2019
	June 30, 2020	March 31, 2020	June 30, 2019	Amount	Percent	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,675	$2,617	$2,637	$58	2.2%	$38	1.4%
Other - ancillary services	245	261	239	(16)	(6.1)%	6	2.5%
Elimination of intersegment revenues	(40)	(36)	(34)	(4)	(11.1)%	(6)	(17.6)%
Total consolidated revenues	$2,880	$2,841	$2,843	$39	1.4%	$37	1.3%

Operating income (loss):
U.S. dialysis	$523	$492	$499	$31	6.3%	$24	4.8%
Other - ancillary services	(40)	(3)	(15)	(37)	(1,233.3)%	(25)	(166.7)%
Corporate administrative support	(73)	(24)	(22)	(49)	(204.2)%	(51)	(231.8)%
Operating income	$410	$465	$462	$(55)	(11.8)%	$(52)	(11.3)%

Adjusted operating income (loss)(1):
U.S. dialysis	$523	$492	$499	$31	6.3%	$24	4.8%
Other - ancillary services	(23)	(3)	(15)	(20)	(666.7)%	(8)	(53.3)%
Corporate administrative support	(38)	(24)	(22)	(14)	(58.3)%	(16)	(72.7)%
Adjusted operating income	$461	$465	$462	$(4)	(0.9)%	$(1)	(0.2)%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)	For a reconciliation of adjusted operating income (loss) by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

	Six months ended		YTD Q2 2020 vs. YTD Q2 2019
	June 30, 2020	June 30, 2019	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$5,292	$5,185	$107	2.1%
Other - ancillary services	506	469	37	7.9%
Elimination of intersegment revenues	(76)	(68)	(8)	(11.8)%
Total consolidated revenues	$5,721	$5,586	$135	2.4%

Operating income (loss):
U.S. dialysis	$1,014	$916	$98	10.7%
Other - ancillary services	(42)	(73)	31	42.5%
Corporate administrative support	(97)	(41)	(56)	(136.6)%
Operating income	$875	$802	$73	9.1%

Adjusted operating income (loss)(1):
U.S. dialysis	$1,014	$916	$98	10.7%
Other - ancillary services	(26)	(32)	6	18.8%
Corporate administrative support	(62)	(41)	(21)	(51.2)%
Adjusted operating income	$927	$843	$84	10.0%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)	For a reconciliation of adjusted operating income (loss) by reportable segment, see "Reconciliations of Non-GAAP measures" section below.
U.S. dialysis results of operations
Revenues:

	Three months ended			Q2 2020 vs. Q1 2020		Q2 2020 vs. Q2 2019
	June 30, 2020	March 31, 2020	June 30, 2019	Amount	Percent	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,675	$2,617	$2,637	$58	2.2%	$38	1.4%
Dialysis treatments	7,570,908	7,513,321	7,520,587	57,587	0.8%	50,321	0.7%
Average treatments per day	97,063	96,821	96,418	242	0.2%	645	0.7%
Treatment days	78.0	77.6	78.0	0.4	0.5%	—	—%
Average patient service revenue per treatment	$352.26	$347.54	$349.97	$4.72	1.4%	$2.29	0.7%
Normalized non-acquired treatment growth(1)	1.6%	2.3%	2.1%

(1)
Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.

	Six months ended June 30,		YTD Q2 2020 vs. YTD Q2 2019
	2020	2019	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$5,292	$5,185	$107	2.1%
Dialysis treatments	15,084,229	14,818,046	266,183	1.8%
Average treatments per day	96,942	95,848	1,094	1.1%
Treatment days	155.6	154.6	1.0	0.6%
Average patient service revenue per treatment	$349.91	$349.18	$0.73	0.2%
U.S. dialysis revenues for the second quarter of 2020 increased from the first quarter of 2020 primarily due to an increase in our average patient service revenue per treatment and an increase in dialysis treatments. Our U.S. dialysis average patient service revenue per treatment benefited from normal seasonality driven by patients meeting their co-insurance and deductibles, favorable changes in government and commercial payor mix and an increase in Medicare rates due to the temporary suspension of Medicare sequestration. The increase in our U.S. dialysis treatments was primarily driven by volume growth from a slight increase in treatment days. These increases were partially offset by a Medicare rate decline related to calcimimetics and a decrease in inpatient dialysis service revenue.
U.S. dialysis revenues for the second quarter of 2020 increased from the second quarter of 2019 primarily due to an increase in our average patient service revenue per treatment and an increase in dialysis treatments. Our U.S. dialysis average patient service revenue per treatment increased primarily due to an increase in base Medicare rates in 2020 and an increase in Medicare rates due to the temporary suspension of Medicare sequestration. Our U.S. dialysis treatments increased primarily due to volume growth from acquired and non-acquired treatment growth, partially offset by the deconsolidation of two dialysis partnerships, as described below under the heading "Equity investment income". These increases were partially offset by a decline in Medicare rates related to calcimimetics.
U.S. dialysis revenues for the six months ended June 30, 2020 increased from the six months ended June 30, 2019 primarily due to an increase in dialysis treatments and an increase in our average patient service revenue per treatment. The increase in our U.S. dialysis treatments was driven by one additional treatment day in the six months ended June 30, 2020 and volume growth from acquired and non-acquired treatment growth, partially offset by the deconsolidation of the two dialysis partnerships, as described below under the heading "Equity investment income". Our U.S. dialysis average patient service revenue per treatment increased primarily due to favorable changes in payor rates and an increase in Medicare rates due to the temporary suspension of Medicare sequestration, partially offset by a decline in Medicare rates related to calcimimetics.
In July 2020, CMS issued a proposed rule to update the Medicare ESRD Prospective Payment System payment rate and policies. Among other things, the proposed rule outlines the inclusion of calcimimetics in the ESRD bundled payment, the transitional drug add-on payment to certain new renal dialysis drugs and biological products, and amends the reporting measures in the ESRD Quality Incentive Program. CMS estimates that the overall impact of the proposed rule will increase ESRD facilities’ average reimbursement by 1.6% in 2021.
Operating expenses and charges:

	Three months ended			Q2 2020 vs. Q1 2020		Q2 2020 vs. Q2 2019
	June 30, 2020	March 31, 2020	June 30, 2019	Amount	Percent	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,802	$1,783	$1,785	$19	1.1%	$17	1.0%
General and administrative	210	204	216	6	2.9%	(6)	(2.8)%
Depreciation and amortization	148	146	145	2	1.4%	3	2.1%
Equity investment income	(8)	(9)	(7)	1	11.1%	(1)	14.3%
Total operating expenses and charges	$2,152	$2,125	$2,139	$27	1.3%	$13	0.6%
Patient care costs per treatment	$238.02	$237.35	$237.34	$0.67	0.3%	$0.68	0.3%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

	Six months ended June 30,		YTD Q2 2020 vs. YTD Q2 2019
	2020	2019	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$3,585	$3,582	$3	0.1%
General and administrative	414	413	1	0.2%
Depreciation and amortization	295	285	10	3.5%
Equity investment income	(17)	(12)	(5)	(41.7)%
Total operating expenses and charges	$4,277	$4,269	$8	0.2%
Patient care costs per treatment	$237.69	$241.75	$(4.06)	(1.7)%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.
Patient care costs. U.S. dialysis patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of compensations including labor and benefits, pharmaceuticals, medical supplies and other operating costs of the dialysis centers.
U.S. dialysis patient care costs per treatment for the second quarter of 2020 increased from the first quarter of 2020 primarily due to an increase in COVID-19-related costs including compensation and other medical supplies. These increases were partially offset by decreases in health benefit expenses due to reduced claims volume, other direct dialysis center operating expense and other pharmaceutical intensity.
U.S. dialysis patient care costs per treatment for the second quarter of 2020 increased from the second quarter of 2019 primarily due to an increase in COVID-19-related costs, as described above. These increases were partially offset by a decrease in calcimimetics unit costs, as well as decreases in other pharmaceutical unit costs and intensity, other direct dialysis center operating expenses, and health benefit expenses due to reduced claims volume.
U.S. dialysis patient care costs per treatment for the six months ended June 30, 2020 decreased from the six months ended June 30, 2019 primarily due to a decrease in calcimimetics unit costs, as well as decreases in other pharmaceutical unit costs, other direct dialysis center operating expenses, and health benefit expenses due to reduced claims volume. These decreases were partially offset by an increase in COVID-19-related costs, as described above.
General and administrative expenses. U.S. dialysis general and administrative expenses from the second quarter of 2020 increased from the first quarter of 2020 primarily due to an increase in compensation costs, including COVID-19-related compensation, as well as increases in legal and consulting costs. These increases were partially offset by decreases in travel and entertainment expense, health benefit expenses due to reduced claims volume, and long-term incentive compensation expense.
U.S. dialysis general and administrative expenses for the second quarter of 2020 decreased from the second quarter of 2019 primarily due to decreases in travel and entertainment expense, long-term incentive compensation expense, payroll taxes and health benefit expenses due to reduced claims volume. These decreases were partially offset by an increase in compensation expense including costs related to COVID-19.
U.S. dialysis general and administrative expenses for the six months ended June 30, 2020 increased from the six months ended June 30, 2019 due to an increase in compensation expense including costs related to COVID-19 and an increase in consulting costs. These increases were partially offset by decreases in travel and entertainment expense, payroll taxes, health benefit expenses due to reduced claims volume, and long-term incentive compensation expense.
Depreciation and amortization. Depreciation and amortization expense is directly impacted by the number of dialysis centers we develop and acquire. The increase in U.S. dialysis depreciation and amortization expenses for the quarter ended June 30, 2020 compared to the quarters ended March 31, 2020 and June 30, 2019, and for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, were primarily due to growth in the number of dialysis centers we operate.
Equity investment income. U.S. dialysis equity investment income for the second quarter of 2020 decreased from the first quarter of 2020 primarily due to a decrease in the profitability of certain joint ventures.
U.S. dialysis equity investment income for the second quarter of 2020 increased from the second quarter of 2019 primarily due to the deconsolidation of two of our near 50%-owned dialysis partnerships at year-end 2019, based on a reassessment of relative rights and powers over these partnerships. Our portion of these partnerships' earnings are now recognized in equity investment income. This increase in equity investment income was partially offset by a decrease in the profitability of certain joint ventures.

U.S. dialysis equity investment income for the six months ended June 30, 2020 increased from the six months ended June 30, 2019 primarily due to the deconsolidation of two dialysis partnerships at year-end 2019, as described above.
Operating income:

	Three months ended			Q2 2020 vs. Q1 2020		Q2 2020 vs. Q2 2019
	June 30, 2020	March 31, 2020	June 30, 2019	Amount	Percent	Amount	Percent
	(dollars in millions)
Operating income	$523	$492	$499	$31	6.3%	$24	4.8%

	Six months ended June 30,		YTD Q2 2020 vs. YTD Q2 2019
	2020	2019	Amount	Percent
	(dollars in millions)
Operating income	$1,014	$916	$98	10.7%
U.S. dialysis operating income for the second quarter of 2020 increased from the first quarter of 2020 primarily due to an increase in our average patient service revenue per treatment, as described above, an increase in dialysis treatments, as well as decreases in health benefit expenses, other direct dialysis center operating expenses, and travel and entertainment expense. These increases to operating income were partially offset by a decline in calcimimetics margin and an increase in COVID-19-related costs, as described above.
U.S. dialysis operating income for the second quarter of 2020 increased from the second quarter of 2019 primarily due to an increase in our average patient service revenue per treatment, as described above, an increase in dialysis treatments, as well as decreases in health benefit expenses, other pharmaceutical unit costs and intensity, other direct dialysis center operating expenses, travel and entertainment expense, long-term incentive compensation expense and payroll taxes. These increases to operating income were partially offset by a decline in calcimimetics margin and an increase in COVID-19-related costs, as described above.
U.S. dialysis operating income for the six months ended June 30, 2020 increased from the six months ended June 30, 2019 primarily due to approximately one additional treatment day and volume growth from additional treatments in the six months ended June 30, 2020. In addition, the increase in operating income was due to an increase in our average patient service revenue per treatment, as described above, as well as decreases in health benefit expenses, other pharmaceutical unit costs, other direct dialysis center operating expenses, travel and entertainment expense and payroll taxes. These increases to operating income were partially offset by a decline in calcimimetics margin and an increase in COVID-19-related costs, as described above.
Other—Ancillary services
Our other operations include ancillary services which are primarily aligned with our core business of providing dialysis services to our network of patients. As of June 30, 2020, these consisted primarily of integrated care and disease management, ESRD seamless care organizations (ESCOs), clinical research programs and physician services, as well as our international operations. These ancillary services, including our international operations, for the second quarter of 2020 generated approximately $245 million of revenues, representing approximately 8% of our consolidated revenues, and for the six months ended June 30, 2020 generated approximately $506 million of revenues, representing approximately 9% of our consolidated revenues. If any of our ancillary services or strategic initiatives, such as our international operations, are unsuccessful, it could have a negative impact on our business, results of operations, financial condition and cash flows, and we may determine to exit that line of business, which could result in significant termination costs. In addition, we have in the past and may in the future incur material restructuring, write-off or impairment charges on our investment in one or more of these ancillary services, including our investments in goodwill.
We expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis.
As of June 30, 2020, our international dialysis operations provided dialysis and administrative services through a total of 287 outpatient dialysis centers located in ten countries outside of the United States.

Ancillary services results of operations

	Three months ended			Q2 2020 vs. Q1 2020		Q2 2020 vs. Q2 2019
	June 30, 2020	March 31, 2020	June 30, 2019	Amount	Percent	Amount	Percent
	(dollars in millions)
Revenues:
U.S. ancillary	$116	$124	$114	$(8)	(6.5)%	$2	1.8%
International	129	137	125	(8)	(5.8)%	4	3.2%
Total ancillary services revenues	$245	$261	$239	$(16)	(6.1)%	$6	2.5%

Operating (loss) income:
U.S. ancillary	$(41)	$(19)	$(16)	$(22)	(115.8)%	$(25)	(156.3)%
International(1)	1	17	1	(16)	(94.1)%	—	—%
Total ancillary services operating loss	$(40)	$(3)	$(15)	$(37)	(1,233.3)%	$(25)	(166.7)%

Adjusted operating (loss) income(2):
U.S. ancillary	$(25)	$(19)	$(16)	$(6)	(31.6)%	$(9)	(56.3)%
International(1)	1	17	1	(16)	(94.1)%	—	—%
Total ancillary services adjusted operating loss	$(23)	$(3)	$(15)	$(20)	(666.7)%	$(8)	(53.3)%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
The reported operating income (loss) and adjusted operating income (loss) for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, include approximately $(4) million, $10 million and $(0.5) million, respectively, of foreign currency (loss) gain.

(2)	For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of non-GAAP measures" section below.

	Six months ended June 30,		YTD Q2 2020 vs. YTD Q2 2019
	2020	2019	Amount	Percent
	(dollars in millions)
Revenues:
U.S. ancillary	$240	$224	$16	7.1%
International	265	245	20	8.2%
Total ancillary services revenues	$506	$469	$37	7.9%

Operating (loss) income:
U.S. ancillary	$(60)	$(31)	$(29)	(93.5)%
International(1)	18	(42)	60	142.9%
Total ancillary services operating (loss) income	$(42)	$(73)	$31	42.5%

Adjusted operating (loss) income(2):
U.S. ancillary	$(44)	$(31)	$(13)	(41.9)%
International(1)	18	(1)	19	1,900.0%
Total ancillary services adjusted operating loss	$(26)	$(32)	$6	18.8%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
The reported operating income (loss) and adjusted operating income (loss) for the six months ended June 30, 2020 and June 30, 2019, include approximately $6 million and $(1) million, respectively, of foreign currency gain (loss).

(2)	For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of non-GAAP measures" section below.

Revenues:
U.S. ancillary services revenues for the second quarter of 2020 decreased from the first quarter of 2020 due to a decrease in revenues in our clinical research programs and a decrease in revenues due to the sale of RMS Lifeline, Inc. (Lifeline), as described below. These decreases were partially offset by an increase in revenues in our integrated care and disease management business primarily due to an increase in special needs plan revenues. In addition, international revenues for the second quarter of 2020 decreased from the first quarter of 2020 primarily due to a decrease in dialysis and other medical revenues related to COVID-19, partially offset by acquired treatment growth.
U.S. ancillary services revenues for the second quarter of 2020 increased from the second quarter of 2019 due to an increase in revenues at our integrated care and disease management business primarily due to an increase in special needs plan revenues, as well as an increase in revenues in our physician services business. These increases were partially offset by a decrease in revenues due to the sale of Lifeline, as described below, and a decrease in revenue in our clinical research programs. Our international revenues for the second quarter of 2020 increased from the second quarter of 2019 primarily due to acquired treatment growth.
U.S. ancillary services revenues for the six months ended June 30, 2020 increased from the six months ended June 30, 2019 due to an increase in revenues at our integrated care and disease management business primarily due to an increase in special needs plan revenues, as well as an increase in revenues in our physician services business, partially offset by a decrease in revenues due to the sale of Lifeline, as described below. Our international revenues for the six months ended June 30, 2020 increased from the six months ended June 30, 2019 primarily due to acquired treatment growth.
Charges impacting operating loss:
Loss on changes in ownership interests, net. We sold 100% of the stock of Lifeline, our vascular access business, effective May 1, 2020 and recognized a loss of approximately $16 million on this transaction.
Goodwill impairment charges. During the six months ended June 30, 2019, we recognized a goodwill impairment charge of $41 million in our German kidney care business. This charge resulted primarily from a change in relevant discount rates, a decline in then current and expected future patient census and an increase in then current and expected future costs, principally due to wage increases expected to result from legislation announced at that time. See further discussion of this impairment charge and our reporting units that remain at risk of goodwill impairment in Note 6 to the condensed consolidated financial statements.
Operating loss and adjusted operating loss:
The changes in U.S. ancillary services operating losses for the quarter ended June 30, 2020 compared to the quarters ended March 31, 2020 and June 30, 2019, and for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, were negatively impacted by the sale of Lifeline as described above, in addition to items included in the following discussion.
U.S. ancillary services operating losses and adjusted operating losses for the second quarter of 2020 increased from the first quarter of 2020 primarily due to an increase in medical costs in our integrated care and disease management business. International operating income for the second quarter of 2020 decreased from the first quarter of 2020 primarily due to foreign exchange losses recognized in the second quarter of 2020 as compared to foreign currency gains recognized in the first quarter of 2020.
U.S. ancillary services operating losses and adjusted operating losses for the second quarter of 2020 increased from the second quarter of 2019 primarily due to an increase in medical costs in our integrated care and disease management business. International operating income for the second quarter of 2020 was flat compared to the second quarter of 2019 driven by growth in our international business offset by an increase in foreign exchange losses recognized in the second quarter of 2020 as compared to the second quarter of 2019.
U.S. ancillary services operating losses and adjusted operating losses for the six months ended June 30, 2020 increased from the six months ended June 30, 2019 primarily due to an increase in medical costs in our integrated care and disease management business. International operating results and adjusted operating results for the six months ended June 30, 2020 increased from the six months ended June 30, 2019 primarily due to foreign exchange gains recognized in the six months ended June 30, 2020, growth in our international business and other one-time items.

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

	Three months ended			Q2 2020 vs. Q1 2020		Q2 2020 vs. Q2 2019
	June 30, 2020	March 31, 2020	June 30, 2019	Amount	Percent	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(73)	$(24)	$(22)	$(49)	(204.2)%	$(51)	(231.8)%
Adjusted corporate administrative support(1)	$(38)	$(24)	$(22)	$(14)	(58.3)%	$(16)	(72.7)%

	Six months ended		YTD Q2 2020 vs. YTD Q2 2019
	June 30, 2020	June 30, 2019	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(97)	$(41)	$(56)	(136.6)%
Adjusted corporate administrative support(1)	$(62)	$(41)	$(21)	(51.2)%

(1)	For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of non-GAAP measures" section below.
Charges impacting corporate administrative support:
Accruals for legal matters. During the second quarter of 2020, we recorded a net charge for legal matters of $35 million which is included in general and administrative expenses.
The changes in corporate administrative support expenses for the quarter ended June 30, 2020 compared to the quarters ended March 31, 2020 and June 30, 2019, and for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, were impacted by accruals for legal matters as described above. In addition, corporate administrative support expenses and adjusted corporate administrative support expenses for the second quarter of 2020 increased from the first quarter of 2020 related to an increase in severance accruals associated with our senior executive leadership transition. Corporate administrative support expenses for the second quarter of 2020 increased from the second quarter of 2019 and increased for the six months ended June 30, 2020 from the six months ended June 30, 2019 related to an increase in severance accruals and long-term compensation expense associated with our senior executive leadership transition.
Corporate-level charges

	Three months ended			Q2 2020 vs. Q1 2020		Q2 2020 vs. Q2 2019
	June 30, 2020	March 31, 2020	June 30, 2019	Amount	Percent	Amount	Percent
	(dollars in millions)
Debt expense	$(81)	$(89)	$(132)	$(8)	(9.0)%	$(51)	(38.6)%
Debt prepayment and refinancing charges	$—	$(3)	$(12)	$(3)	100.0%	$(12)	(100.0)%
Other income (loss)	$10	$(4)	$6	$14	350.0%	$4	66.7%
Effective income tax rate	24.6%	24.8%	23.5%		(0.2)%		1.1%
Effective income tax rate from continuing operations attributable to DaVita Inc.(1)	29.2%	28.5%	28.0%		0.7%		1.2%
Net income attributable to noncontrolling interests	$(53)	$(48)	$(54)	$5	10.4%	$(1)	(1.9)%

	Six months ended June 30,		YTD Q2 2020 vs. YTD Q2 2019
	2020	2019	Amount	Percent
	(dollars in millions)
Debt expense	$(170)	$(263)	$(93)	(35.4)%
Debt prepayment and refinancing charges	$(3)	$(12)	$(9)	(75.0)%
Other income (loss)	$5	$13	$(8)	(61.5)%
Effective income tax rate	24.7%	24.6%		0.1%
Effective income tax rate from continuing operations attributable to DaVita Inc.(1)	28.8%	29.6%		(0.8)%
Net income attributable to noncontrolling interests	$(102)	$(94)	$8	8.5%

(1)	For a reconciliation of our effective income tax rate from continuing operations attributable to DaVita Inc., see "Reconciliations of non-GAAP measures" section below.
Debt expense
Debt expense for the second quarter of 2020 decreased from the first quarter of 2020 primarily due to a decrease in our overall weighted average effective interest rate on our debt, partially offset by an increase in our average outstanding debt balance, including from the issuance in June 2020 of our new senior notes due 2030. Debt expense for the second quarter of 2020 decreased from the second quarter of 2019 and decreased for the six months ended June 30, 2020 from the six months ended June 30, 2019 primarily due to a decrease in our overall weighted average effective interest rate on our debt and a decrease in our average outstanding debt balance.
Our overall weighted average effective interest rate for the second quarter of 2020 was 3.64% compared to 4.35% for the first quarter of 2020 and 5.17% in the second quarter of 2019. See Note 8 to the condensed consolidated financial statements for further information on components of our debt.
Other income (loss)
Other income (loss) consists primarily of interest income on cash and cash equivalents and short- and long-term investments, realized and unrealized gains and losses recognized on investments, and foreign currency transaction gains and losses.
Other income increased for the second quarter of 2020 from the first quarter of 2020 and from the second quarter of 2019 primarily due to gains recognized on foreign currency transactions and investments, partially offset by a decrease in interest income in the second quarter of 2020. Other income decreased for the six months ended June 30, 2020 from the six months ended June 30, 2019 primarily due to losses recognized on foreign currency transactions and a decrease in interest income in the six months ended June 30, 2020.
Effective income tax rate
The effective income tax rate for the second quarter of 2020 was relatively flat compared to the first quarter of 2020. The sale of Lifeline in the second quarter of 2020 increased the effective income tax rate from continuing operations attributable to DaVita Inc. compared to that in the first quarter of 2020, as well as the effective income tax rate and effective income tax rate from continuing operations attributable to DaVita Inc. in the second quarter of 2020 compared to that in the second quarter of 2019.
The six months ended June 30, 2020 effective income tax rate was relatively flat as compared to the six months ended June 30, 2019. The effective income tax rate from continuing operations attributable to DaVita Inc. for the six months ended June 30, 2020 was lower than that for the six months ended June 30, 2019 primarily due to a goodwill impairment charge recognized during the first quarter of 2019.
Net income attributable to noncontrolling interests
The increase in net income attributable to noncontrolling interests for the second quarter of 2020 compared to the first quarter of 2020 was primarily due to improved earnings at certain U.S. dialysis partnerships in the second quarter of 2020, including, among other things, reimbursements we made to certain of our U.S. dialysis partnerships for certain COVID-19-

related expenses. The decrease in net income attributable to noncontrolling interests for the second quarter of 2020 compared to the second quarter of 2019 was primarily due to the deconsolidation of two dialysis partnerships at year-end 2019, as described above. The increase in net income attributable to noncontrolling interests for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to improved earnings at certain U.S. dialysis partnerships, partially offset by the deconsolidation of the two dialysis partnerships.
Accounts receivable
Our consolidated accounts receivable balances at June 30, 2020 and December 31, 2019, were $1.772 billion and $1.796 billion, respectively, representing approximately 57 days and 58 days sales outstanding (DSO), respectively, net of allowances for uncollectible accounts. The decrease in consolidated DSO was primarily due to improved collections from certain payors, partially offset by a delay in billing to certain other payors. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes in the second quarter of 2020 from the first quarter of 2020 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.
Liquidity and capital resources
The following table shows the summary of our major sources and uses of cash, cash equivalents and restricted cash:

	Six months ended June 30,		YTD Q2 2020 vs. YTD Q2 2019
	2020	2019(1)	Amount	Percent
	(dollars in millions)
Net cash provided by operating activities:
Net income	$543	$517	$26	5.0%
Non-cash items	491	483	8	1.7%
Working capital	(11)	(230)	219	(95.2)%
Other	(11)	(19)	8	(42.1)%
	$1,012	$751	$261	34.8%

Net cash (used in) provided by investing activities:
Capital expenditures:
Routine maintenance/IT/other	$(156)	$(161)	$5	(3.1)%
Development and relocations	(136)	(213)	77	(36.2)%
Acquisition expenditures	(44)	(66)	22	(33.3)%
Proceeds from sale of self-developed properties	69	27	42	155.6%
DMG sale net proceeds received at closing, net of DMG cash divested	—	3,825	(3,825)	(100.0)%
Other	(140)	(9)	(131)	1,455.6%
	$(407)	$3,403	$(3,810)	(112.0)%

Net cash provided by (used in) financing activities:
Debt issuances net of (payments) and financing costs	$1,668	$(1,164)	$2,832	(243.3)%
Distributions to noncontrolling interest	(119)	(96)	(23)	24.0%
Contributions from noncontrolling interest	21	31	(10)	(32.3)%
Share repurchases	(322)	(73)	(249)	341.1%
Other	(8)	(9)	1	(11.1)%
	$1,240	$(1,311)	$2,551	(194.6)%

Total number of shares repurchased	4,052,298	2,059,976	1,992,322	96.7%

Free cash flow from continuing operations(2)	$691	$274	$417	152.2%
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

(1)	Represents consolidated cash flow activity, including cash flows related to discontinued operations.

(2)	For a reconciliation of our free cash flow from continuing operations, see "Reconciliations of Non-GAAP measures" section below.

Consolidated cash flows
Consolidated cash flows from operating activities during the six months ended June 30, 2020 were $1.012 billion, all of which were from continuing operations, compared to consolidated operating cash flows for the six months ended June 30, 2019 of $751 million, of which $647 million was from continuing operations. The increase in operating cash flows from continuing operations was primarily driven by an increase in operating results for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, as well as lower cash taxes and timing of other working capital items. The six months ended June 30, 2020 were positively impacted by one less day in DSO in our U.S. dialysis business compared to that for the six months ended June 30, 2019, which was negatively impacted by a three day increase in DSO in our U.S. dialysis business.
Free cash flow from continuing operations during the six months ended June 30, 2020 increased from the six months ended June 30, 2019 primarily due to an increase in net cash provided by operating activities, as described above, a decrease in capital expenditures for development, a decrease in cash outflows for acquisitions and an increase in proceeds from the sale of self-developed properties, partially offset by an increase in net distributions to noncontrolling interests.
Other significant changes in sources and uses of cash included our issuance of $1.750 billion in aggregate principal amount of 4 ⅝% senior notes due 2030 in June 2020, a $500 million draw on our revolving line of credit in the first quarter of 2020 and the subsequent repayment in full of our revolving line of credit in the second quarter of 2020. Other net debt payments during the six months ended June 30, 2020 primarily consisted of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $22 million on Term Loan A and $14 million on Term Loan B-1 and additional required principal payments under other debt arrangements. In addition, we incurred bond issuance costs of approximately $20 million and refinancing costs related to the repricing of our Term Loan B-1 of approximately $3 million. See further discussion in Note 8 to the condensed consolidated financial statements related to debt financing activities.
By comparison, the same period in 2019 included the receipt of $4.465 billion in preliminary net cash proceeds from Optum at close of the DMG sale, or $3.825 billion net of cash and restricted cash included in DMG net assets sold, and net prepayments of $1.164 billion on debt in the six months ended June 30, 2019. Net debt payments primarily consisted of the mandatory payments of term debt under our senior secured credit facility funded by all of the net proceeds from the DMG sale, net of advances on our revolving line of credit. Cash flows used for share repurchases increased in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
Dialysis center capacity and growth
The table below shows the growth in our dialysis operations by number of dialysis centers owned or operated:

	U.S.				International
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Number of centers operated at beginning of period	2,772	2,689	2,753	2,664	282	243	259	241
Acquired centers	1	3	3	5	3	5	25	7
Developed centers	28	33	50	60	2	—	4	—
Net change in non-owned managed or administered centers(1)	—	—	—	(1)	—	—	—	—
Sold and closed centers(2)	(2)	(1)	(4)	(3)	—	—	—	—
Closed centers(3)	(4)	(1)	(7)	(2)	—	—	(2)	—
Net change in Asia Pacific joint venture centers					—	—	1	—
Number of centers operated at end of period	2,795	2,723	2,795	2,723	287	248	287	248

(1)	Represents dialysis centers which we manage or provide administrative services to but in which we own a noncontrolling equity interest or which are wholly-owned by third parties.

(2)	Represents dialysis centers that were sold and/or closed for which patients were not retained.

(3)	Represents dialysis centers that were closed for which the majority of patients were retained and transferred to one of our other existing outpatient dialysis centers.

Stock repurchases
The following table summarizes our repurchases of our common stock during the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Open market repurchases:	(dollars in millions, except for per share)
Shares	—	2,059,976	4,052,298	2,059,976
Amount paid	$—	$112	$303	$112
Average paid per share	$—	$54.46	$74.81	$54.46
See further discussion on our stock repurchases in Note 12 to the condensed consolidated financial statements.
Available liquidity
As of June 30, 2020, we had an undrawn $1.0 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding. There are currently no letters of credit outstanding under the senior secured credit facilities. We separately have approximately $57 million of outstanding letters of credit under a separate bilateral secured letter of credit facility. We may from time to time seek to obtain funds or refinance existing debt through additional unsecured debt financings or other capital alternatives.
On July 15, 2020, we used the net proceeds from the 4 ⅝% senior notes due 2030 that we issued in June 2020, together with cash on hand, to redeem in full all $1.750 billion aggregate principal amount outstanding of our 5 ⅛% senior notes due 2024, plus accrued interest and redemption premium. In connection with this transaction we incurred debt redemption premium charges of $30 million and deferred financing costs write-offs of $10 million, which will be recognized in the third quarter of 2020, along with advisory costs incurred in connection with this redemption.
See Note 8 to the condensed consolidated financial statements for components of our long-term debt and their interest rates.
The COVID-19 pandemic and efforts to prevent its spread have dramatically reduced global economic activity and driven increased volatility in the financial markets. We have maintained business process continuity during the COVID-19 pandemic by enabling most back office teammates to work remotely, and as of the date of this report, we have not experienced any material issues in billing or cash collections. This transition, combined with our balance sheet, has helped us to avoid any material deterioration of our liquidity position as a result of the COVID-19 crisis at this time. In addition, we elected not to accept approximately $250 million in funds available to us through the CARES Act Provider Relief Fund and returned these funds in May 2020. There can be no assurance that we will be able to continue to forego the receipt of financial or other assistance under the CARES Act or similar subsequent legislation or that similar assistance will be available from the government if we have a need for such assistance in the future. The ultimate impact of the pandemic will depend on future developments that are highly uncertain and difficult to predict.
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

	Three months ended June 30, 2020
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$523	$(41)	$1	$(40)	$(73)	$410
Loss on changes in ownership interests, net	—	16	—	16	—	16
Accrual for legal matters	—	—	—	—	35	35
Adjusted operating income (loss)	$523	$(25)	$1	$(23)	$(38)	$461
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Three months ended March 31, 2020
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$492	$(19)	$17	$(3)	$(24)	$465
Adjusted operating income (loss)	$492	$(19)	$17	$(3)	$(24)	$465
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Three months ended June 30, 2019
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$499	$(16)	$1	$(15)	$(22)	$462
Adjusted operating income (loss)	$499	$(16)	$1	$(15)	$(22)	$462
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Six months ended June 30, 2020
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$1,014	$(60)	$18	$(42)	$(97)	$875
Loss on changes in ownership interests, net	—	16	—	16	—	16
Accrual for legal matters	—	—	—	—	35	35
Adjusted operating income (loss)	$1,014	$(44)	$18	$(26)	$(62)	$927
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Six months ended June 30, 2019
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$916	$(31)	$(42)	$(73)	$(41)	$802
Goodwill impairment	—	—	41	41	—	41
Adjusted operating income (loss)	$916	$(31)	$(1)	$(32)	$(41)	$843
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Three months ended			Six months ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(dollars in millions)
Income from continuing operations before income taxes	$338	$369	$324	$708	$540
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(53)	(48)	(54)	(102)	(93)
Income from continuing operations before income taxes attributable to DaVita Inc.	$285	$321	$270	$606	$447
Income tax expense for continuing operations	$83	$92	$76	$175	$133
Less: Income tax attributable to noncontrolling interests	—	—	—	—	—
Income tax expense from continuing operations attributable to DaVita Inc.	$83	$91	$76	$175	$132
Effective income tax rate on income from continuing operations attributable to DaVita Inc.	29.2%	28.5%	28.0%	28.8%	29.6%
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Six months ended
	June 30, 2020	June 30, 2019
	(dollars in millions)
Net cash provided by continuing operating activities	$1,012	$647
Less: Distributions to noncontrolling interests	(119)	(96)
Plus: Contributions to noncontrolling interests	21	31
Cash provided by continuing operating activities attributable to DaVita Inc.	914	583
Less: Expenditures for routine maintenance and information technology	(156)	(142)
Less: Expenditures for development	(136)	(194)
Plus: Proceeds from sale of self-developed properties	69	27
Free cash flow from continuing operations	$691	$274
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
We also have certain other potential commitments to provide operating capital to several dialysis businesses that are wholly-owned by third parties or in which we own a noncontrolling equity interest as well as to certain medical practices that we operate under management and administrative services agreements.
The following is a summary of these off-balance sheet contractual obligations and commitments as of June 30, 2020 (in millions):

	Remainder of 2020	2021-2023	2024-2025	After 5 years	Total
Potential cash requirements under other commitments:
Letters of credit	$57	$—	$—	$—	$57
Noncontrolling interests subject to put provisions	837	217	113	75	1,242
Non-owned and minority owned put provisions	85	5	—	—	90
Operating capital advances	1	3	1	4	9
Purchase commitments	184	717	—	—	901
	$1,164	$942	$114	$79	$2,299
For information on the maturities and other terms of our long term debt, see Note 8 to the condensed consolidated financial statements.
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
Settlements of existing income tax liabilities for unrecognized tax benefits of approximately $85 million, including interest, penalties and other long-term tax liabilities, are excluded from the table above as reasonably reliable estimates of their timing cannot be made.

New Accounting Standards
See discussion of new accounting standards in Note 20 to the condensed consolidated financial statements.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest rate sensitivity
There has been no material change in the nature of the Company's interest rate risks or foreign currency exchange risks from those described in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.
The tables below provide information about our financial instruments that are sensitive to changes in interest rates as of June 30, 2020. For further information on the components of the Company's long-term debt and their interest rates, see Note 8 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q at Part I Item 1.

									Average interest rate
	Expected maturity date									Fair Value(1)
	2020	2021	2022	2023	2024	2025	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$1,768	$27	$34	$48	$28	$1,528	$1,937	$5,370	4.95%	$5,157
Variable rate	$64	$123	$137	$181	$1,394	$35	$2,582	$4,516	2.13%	$4,397

(1)	Represents the fair value of the Company’s long-term debt excluding financing leases. See Note 8 to the condensed consolidated financial statements for further details.

	Notional Amount	Contract maturity date								Fair Value
		2020	2021	2022	2023	2024	2025	Thereafter	Receive variable
	(dollars in millions)
2019 cap agreements	$3,500	$—	$—	$—	$—	$3,500	$—	$—	LIBOR above 2.0%	$4.7
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

PART II.
OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Part II, Item 1 is incorporated herein by reference to the information set forth under the caption “Contingencies” in Note 9 to the condensed consolidated financial statements included in this report.
Item 1A. Risk Factors
In addition to the following risk factor and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K (our Form 10-K) for the year ended December 31, 2019, in Part II, Item 1A of our Quarterly Report on Form 10-Q (our Q1 10-Q) for the quarter ended March 31, 2020 and any subsequent filings with the Securities and Exchange Commission (SEC), which could materially affect our business, financial condition, results of operations or future results. The risks and uncertainties discussed below, in our Form 10-K, our Q1 10-Q and in any subsequent filings with the SEC are not the only ones facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. The risk factor below updates, and should be read together with, the risk factors disclosed in Part I, Item 1A of our Form 10-K and Part II, Item 1A of our Q1 10-Q. Please also read the cautionary notice regarding forward-looking statements in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
For example, the government response to the COVID-19 pandemic has been wide-ranging and will continue to develop over time. We believe that associated changes to federal and state laws, regulations and requirements may continue to impact our business in a variety of ways, including with respect to the availability of government financial assistance, social distancing guidelines and other restrictions on physical business operations, and temporary regulatory waivers or other changes to regulatory operating guidance at our clinics. Certain temporary changes made in response to the COVID-19 pandemic could become permanent, which could have an adverse impact on our business. For additional detail on the risks we face associated with the ongoing COVID-19 pandemic, see the discussion under the risk factor in our Q1 10-Q, “We face various risks related to the dynamic and rapidly evolving novel coronavirus pandemic, any of which may have a material adverse impact on us.”
In addition, the regulatory framework of the Patient Protection and Affordable Care Act and the Health Care Reconciliation Act of 2010, as amended (ACA), and other healthcare reforms continues to evolve as a result of executive, legislative, regulatory and administrative developments and judicial proceedings. As such, there remains considerable uncertainty surrounding the continued implementation of the ACA and what similar healthcare reform measures or other changes might be enacted at the federal and/or state level. While legislative attempts to completely repeal the ACA have been unsuccessful to date, there have been multiple attempts to repeal or amend the ACA through legislative action and legal challenges. For example, in March 2020, the U.S. Supreme Court agreed to review a decision by the Fifth Circuit Court of Appeals as to whether the individual mandate, which required individuals to obtain a qualifying health insurance plan, was unconstitutional and whether the mandate could be severed from the ACA. This litigation is still ongoing, but places great uncertainty upon the longevity and nature of the ACA moving forward.
While there may be material changes to the healthcare environment in the future, including, without limitation, as a result of potential changes to the political environment in connection with the current election year or otherwise, the specific changes and their timing are not yet apparent. Nevertheless, previously enacted reforms and future changes, including among others, any changes in legislation, regulation or market conditions in connection with or resulting from the upcoming elections, could have a material adverse effect on our business, results of operations, financial condition and cash flows. For example, our revenue levels are highly sensitive to the percentage of our patients with higher-paying commercial health insurance, and as such, legislative, regulatory or other changes that decrease the accessibility and availability, including the duration, of commercial insurance may have a material adverse impact on our business. The ACA's health insurance exchanges, which provide a marketplace for eligible individuals and small employers to purchase health insurance, initially increased the accessibility and availability of commercial insurance. However, certain legislative developments, such as the repeal of the individual mandate described above, have adversely impacted the risk pool in certain exchange markets, and the nature and extent of commercial payor participation in the exchanges has fluctuated as a result. In the event the exchange markets are significantly impaired or if the ACA is repealed in its entirety, it may adversely impact the percentage of our patients with higher-paying commercial health insurance, particularly if patients impacted by the pandemic related high unemployment levels are unable to turn to the exchanges as an alternative to employer based coverage. These and other proposed legislative developments or administrative decisions, such as moving to a universal health insurance or "single payor" system whereby health insurance is provided to all Americans by the government under government programs, or the lowering or eliminating of cost-sharing reduction subsidies under the ACA, could impact the percentage of our patients with higher-paying commercial health insurance, impact the scope of coverage under commercial health plans and increase our expenses, among other things. Although we cannot predict the short- or long-term effects of legislative or regulatory changes or the potential outcome or impact of the upcoming elections, we believe that future market changes could result in, among other things, more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. To the extent that changes in statutes, regulations or related guidance or changes in other market conditions result in a reduction in the percentage of our patients with commercial insurance, limit the scope or nature of coverage through the exchanges or other health insurance programs or otherwise reduce reimbursement rates for our services from commercial and/or government payors, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. For additional information on the impact of legislative or regulatory changes on the percentage of our patients with commercial insurance, see the risk factor in our 10-K under the heading "If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows."
In addition to the ACA, changing legislation and other regulatory and executive developments have led to the emergence of new models of care and other initiatives in both the government and private sector. Any failure on our part to adequately implement strategic initiatives to adjust to these marketplace developments could have a material adverse impact on our business. For example, the July 10, 2019 executive order (the 2019 Executive Order) related to kidney care directed CMS to create payment models to evaluate the effects of creating payment incentives for the greater use of home dialysis and kidney transplants for those already on dialysis. CMS subsequently announced in a proposed rule the ESRD Treatment Choices (ETC) mandatory payment model, which will be administered through the CMMI and is proposed to launch in 50% of dialysis clinics across the country, with an implementation date currently listed with a final action date of July 2022. Under the proposed rule, which was subject to a comment period that ended in September 2019, CMS would select ESRD facilities and clinicians to participate in the model according to their location in randomly selected geographic areas and would require participation to minimize the potential for selection effect. We support the administration’s emphasis on and move towards home dialysis and kidney transplant; however, we believe that if launched as proposed, the ETC model would negatively impact patient clinical care, Medicare coverage and/or payment for ESRD claims and, depending on the final requirements of the ETC model, ultimately could have a material adverse effect on our business, results of operations, financial condition and cash flows. With home dialysis as a focus of the ETC model and the industry generally, any failure to successfully implement our strategy or build on our abilities to offer home dialysis options could have a material adverse impact on our business, results of operation, financial condition and cash flows. For additional detail on the risks related to our home dialysis services, see the discussion in our 10-K under the heading "If we are not able to successfully implement our strategy with respect to home-based dialysis, including maintaining and further developing our capabilities in a complex and highly regulated environment, it could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation."
In connection with the 2019 Executive Order, CMS also announced the implementation of four voluntary payment models with the stated goal of helping healthcare providers reduce the cost and improve the quality of care for patients with late-stage chronic kidney disease and ESRD. CMS has stated these payment models are aimed to prevent or delay the need for dialysis and encourage kidney transplantation. These payment models are currently scheduled to begin in April 2021, with applicants now having the option to delay implementation until January 2022. Additional details and specifics of these voluntary models have not yet been provided, and we anticipate that such details will be released in the second half of 2020. Though we have applied for, and been provisionally accepted to participate in certain of these voluntary models, we continue to assess these models and their viability for us and the industry, and our assessment and ultimate determination regarding whether or not to participate will continue to develop over time as additional details become available.
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
CMS has also recently issued final implementing rules related to the 21st Century Cures Act (the Cures Act). The Cures Act, enacted in December 2016, included a provision that, effective January 1, 2021, will allow Medicare-eligible beneficiaries with ESRD to choose to obtain coverage under a Medicare Part C Medicare Advantage (MA) managed care plan, which could broaden access to certain enhanced benefits offered by MA plans. MA plans usually provide reimbursement to us at a negotiated rate that is generally higher than Medicare fee-for-service rates. We continue to evaluate the potential impact of this change in benefit eligibility, as there is significant uncertainty as to how many or which newly eligible ESRD patients will seek to enroll in MA plans for their ESRD benefits and how quickly any such changes would occur. This uncertainty may be heightened by components of the aforementioned final implementing rules, which include a provision that, among other things, removes the objective standards relating to network adequacy for outpatient dialysis centers for MA plans. The removal of these standards could result in MA plans seeking to limit provider networks available to dialysis patients. We joined a legal challenge contesting the removal of these objective time and distance standards. If implemented for the 2021 enrollment period, MA plans could attempt to limit the number of in-network dialysis alternatives available to patients, which may in turn adversely impact the number of ESRD patients that select MA plans. If kidney patients choose not to enroll in MA plans or choose to leave MA plans, whether due to network adequacy standards or otherwise, or if we fail to provide education to kidney patients in the manner specified by CMS, we could be subject to certain clinical, operational, financial and legal risks, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if we fail to maintain contracts with payors with competitive terms, including reimbursement rates, scope and duration of coverage and in-network benefits, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition to the aforementioned new models of care, federal bipartisan legislation related to full capitation demonstration for ESRD was proposed in late 2017. Such legislation, if formally introduced into Congress, would build on prior coordinated care models, such as the CEC Model, and would establish a demonstration program for the provision of integrated care to Medicare ESRD patients. We have made and continue to make investments in building our integrated care capabilities, but there can be no assurances that initiatives such as this or similar legislation will be introduced or passed into law, and the ongoing COVID-19 pandemic may delay the progress of such initiatives. If such legislation is passed, there can be no assurances that we will be able to successfully execute on the required strategic initiatives that would allow us to provide a competitive and successful integrated care program on the broader scale contemplated by this legislation, and in the desired time frame. Additionally, the ultimate terms and conditions of any such potential legislation remain unclear. For example, our costs of care could exceed our associated reimbursement rates under such legislation. The new and evolving landscape for integrated kidney care also has led to opportunities with relative ease of entry for certain smaller and/or non-traditional providers, which may be enhanced by the ongoing global health crisis, and we may be competing with them for patients in an asymmetrical environment with respect to data and/or regulatory requirements given our status as an ESRD service provider. For additional detail on our evolving competitive environment, see the risk factor in our 10-K under the heading "If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors, it could materially adversely affect our business, results of operations, financial condition and cash flows." In general, if we are unable to efficiently adjust to these and other new models of care, it may, among other things, erode our patient base or reimbursement rates, which could have a material adverse impact on our business, results of operation, financial condition and cash flows.
There have also been several state initiatives to limit payments to dialysis providers or impose other burdensome operational requirements, which, if passed, could have a material adverse impact on our business, results of operation, financial condition and cash flow. For example, on October 24, 2019, the Service Employees International Union - United Healthcare Workers West (SEIU) proposed a California statewide ballot initiative for the November 2020 election that seeks to impose certain regulatory requirements on dialysis clinics, including requirements related to physician staffing levels, clinical reporting, clinical treatment options and limitations on the ability to make decisions on closing or reducing services for dialysis clinics. We have incurred, and expect to continue to incur costs in connection with this new initiative (Proposition 23), which will be included on the ballot for the November 2020 election, and we expect that these costs will be substantial. In the event that Proposition 23 is passed, it would materially increase our operating and other costs and reduce our revenues, and we expect it would require us to close or consolidate existing dialysis centers, postpone or not build new dialysis centers, reduce shifts or otherwise negatively impact employee relations, treatment growth and productivity, and could otherwise have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, there can be no assurances that we would be successful in staffing our clinics to any new, elevated staffing levels, in particular given the ongoing nationwide shortage of healthcare workers, especially skilled clinical personnel, and the continuing pandemic. Similar initiatives were also proposed in Ohio and Arizona in the 2018 election cycle; however, neither of these initiatives met the applicable requirements for inclusion on the state ballot for the November 2018 elections. We may face similar ballot initiatives or other proposed regulations or legislation in the future in these or other states.
There have also been rule making and legislative efforts at both the federal and state level concerning charitable premium assistance. In December 2016, CMS published an interim final rule that questioned the use of charitable premium assistance for ESRD patients and would have established new conditions for coverage standards for dialysis facilities. In January 2017, a federal district court in Texas issued a preliminary injunction on CMS' interim final rule and in June 2017, at the request of CMS, the court stayed the proceedings while CMS pursues new rulemaking options. In June 2019, CMS sent to the White House Office of Management and Budget a proposed rule entitled "Conditions for Coverage for End-Stage Renal Disease Facilities-Third Party Payments." We do not know if or when this proposed rule will be released. In addition, on October 13, 2019, a California bill (AB 290) was signed into law that limits the amount of reimbursement paid to certain providers for services provided to patients with commercial insurance who receive charitable premium assistance. AB 290 was expected to become effective in January 2020. The American Kidney Fund (AKF), an organization that provides charitable premium assistance, announced that it would be withdrawing from California as a result of AB 290. On November 1, 2019, AKF filed a lawsuit in federal court challenging the law on several grounds. A group of providers, including DaVita, also filed a lawsuit challenging the law in federal court on November 5, 2019. The parties to each suit also filed motions for preliminary injunctions shortly after filing the lawsuits, seeking to prevent AB 290’s implementation during litigation. On December 30, 2019, the district court granted a preliminary injunction. The preliminary injunction will remain in place until a final judgment is made in the case, which is ongoing.
In the event AB 290 becomes effective and the AKF withdraws from California, we expect an adverse impact on the ability of patients to afford Medicare premiums and Medicare supplemental (Medigap) and commercial coverage, which we expect will in turn result in an adverse impact on our business, results of operations, financial condition and cash flows. In addition, bills similar to AB 290 were introduced in Illinois (SB 650) and Oregon (SB 900) in 2019, but have not been successfully passed to date. If these or similar bills are introduced and implemented in other jurisdictions, and organizations that provide charitable premium assistance in those jurisdictions are similarly impacted, it could in the aggregate have a material adverse impact on our business, results of operations, financial condition and cash flows. For additional information on the impact of decreases to the percentage of our patients with commercial insurance, see the risk factor in our 10-K under the heading "If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows".
Among other things, regulatory guidance, proposed legislation and ballot initiatives and any similar initiatives could restrict or prohibit the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange, limit the amount of revenue that a dialysis provider can retain for caring for patients with commercial insurance, impose burdensome operational requirements, affect payments made to providers for services provided to patients who receive charitable premium assistance and/or otherwise restrict or prohibit the use of charitable premium assistance, or reduce the standards for network adequacy. In turn, these potential impacts could cause us to incur substantial costs to oppose any such proposed requirements or measures, impact our dialysis center development plans, and if passed and/or implemented, could adversely impact dialysis centers across the U.S. making certain centers economically unviable, lead to the closure of certain centers, restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage and reduce the number of patients that select commercial insurance plans or MA plans for their dialysis care, among other things. Evolving proposed or issued laws, requirements, rules and guidance that impact our business, including as may be described above, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during the second quarter of 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1-30, 2020	—	$—	—	$1,400
May 1-31, 2020	—	—	—	$1,400
June 1-30, 2020	—	—	—	$1,400
	—	$—	—
Effective as of the close of business on November 4, 2019, the Board terminated all remaining prior share repurchase authorizations available to us and approved a new share repurchase authorization of $2.0 billion. As of July 29, 2020, we had a total of $1.4 billion available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations, including under the terms of the current senior secured credit facilities and the indentures governing our senior notes.
Items 3, 4 and 5 are not applicable

Item 6.    Exhibits

Exhibit
Number

4.1	Indenture, dated as of June 9, 2020, by and among DaVita Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (1)

4.2	Form of 4.625% Senior Notes due 2030 (included with Exhibit 4.1). (1)

10.1	Amendment to Stock Appreciation Rights Agreements, effective June 11, 2020, by and between DaVita Inc. and William L. Roper, M.D. *✓

31.1	Certification of the Chief Executive Officer, dated July 30, 2020, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated July 30, 2020, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated July 30, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated July 30, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

*	Management contract or executive compensation plan or arrangement.
✓	Filed or furnished herewith.

(1) Filed on June 9, 2020 as an exhibit to the Company’s Current Report on Form 8-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JOHN D. WINSTEL
John D. Winstel
Chief Accounting Officer*
Date: July 30, 2020

*	Mr. Winstel has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.