Form 10-Q
period 2020-09-30
DAVITA INC.
filed 2020-10-29
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of October 28, 2020, the number of shares of the Registrant’s common stock outstanding was approximately 112.0 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Dialysis patient service revenues	$2,781,650	$2,777,192	$8,253,128	$8,130,697
Other revenues	142,416	126,886	392,154	359,198
Total revenues	2,924,066	2,904,078	8,645,282	8,489,895
Operating expenses and charges:
Patient care costs	1,971,719	1,991,172	5,931,732	5,913,860
General and administrative	363,280	298,736	943,065	824,887
Depreciation and amortization	156,894	155,915	468,949	456,685
Equity investment income	(5,496)	(3,936)	(27,681)	(11,158)
Loss on changes in ownership interest, net	—	—	16,252	—
Goodwill impairment charges	—	83,855	—	124,892
Total operating expenses and charges	2,486,397	2,525,742	7,332,317	7,309,166
Operating income	437,669	378,336	1,312,965	1,180,729
Debt expense	(73,658)	(88,589)	(243,642)	(351,774)
Debt prepayment, refinancing and redemption charges	(86,074)	(21,242)	(89,022)	(33,402)
Other income, net	5,395	5,280	10,590	17,863
Income from continuing operations before income taxes	283,332	273,785	990,891	813,416
Income tax expense	65,792	65,254	240,564	197,938
Net income from continuing operations	217,540	208,531	750,327	615,478
Net (loss) income from discontinued operations, net of tax	—	(6,843)	9,980	102,854
Net income	217,540	201,688	760,307	718,332
Less: Net income attributable to noncontrolling interests	(58,866)	(58,418)	(160,438)	(152,222)
Net income attributable to DaVita Inc.	$158,674	$143,270	$599,869	$566,110

Earnings per share attributable to DaVita Inc.:
Basic net income from continuing operations per share	$1.31	$1.00	$4.81	$2.88
Basic net income per share	$1.31	$0.95	$4.89	$3.51
Diluted net income from continuing operations per share	$1.28	$0.99	$4.72	$2.87
Diluted net income per share	$1.28	$0.95	$4.80	$3.50

Weighted average shares for earnings per share:
Basic	120,905,038	150,675,465	122,582,099	161,147,122
Diluted	123,953,879	151,295,950	124,927,380	161,636,011

Amounts attributable to DaVita Inc.:
Net income from continuing operations	$158,674	$150,113	$589,889	$464,590
Net (loss) income from discontinued operations	—	(6,843)	9,980	101,520
Net income attributable to DaVita Inc.	$158,674	$143,270	$599,869	$566,110

See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$217,540	$201,688	$760,307	$718,332
Other comprehensive income (loss), net of tax:
Unrealized losses on interest rate cap agreements:
Unrealized losses	(1,628)	(1,060)	(16,470)	(1,672)
Reclassifications of net realized losses into net income	1,034	1,569	4,280	4,782
Unrealized gains (losses) on foreign currency translation:
Foreign currency translation adjustments	13,171	(44,502)	(62,842)	(45,790)
Other comprehensive income (loss)	12,577	(43,993)	(75,032)	(42,680)
Total comprehensive income	230,117	157,695	685,275	675,652
Less: Comprehensive income attributable to noncontrolling interests	(58,866)	(58,418)	(160,438)	(152,222)
Comprehensive income attributable to DaVita Inc.	$171,251	$99,277	$524,837	$523,430
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$710,514	$1,102,372
Restricted cash and equivalents	106,823	106,346
Short-term investments	19,360	11,572
Accounts receivable	1,804,390	1,795,598
Inventories	106,254	97,949
Other receivables	548,381	489,695
Prepaid and other current assets	58,512	66,866
Income tax receivable	75,441	19,772
Total current assets	3,429,675	3,690,170
Property and equipment, net of accumulated depreciation of $4,368,659 and $3,969,566, respectively	3,417,919	3,473,384
Operating lease right-of-use assets	2,834,163	2,830,047
Intangible assets, net of accumulated amortization of $75,727 and $81,922, respectively	118,078	135,684
Equity method and other investments	252,483	241,983
Long-term investments	29,867	36,519
Other long-term assets	96,110	115,972
Goodwill	6,868,377	6,787,635
	$17,046,672	$17,311,394
LIABILITIES AND EQUITY
Accounts payable	$388,504	$403,840
Other liabilities	879,792	756,174
Accrued compensation and benefits	701,968	695,052
Current portion of operating lease liabilities	365,190	343,912
Current portion of long-term debt	163,787	130,708
Income tax payable	—	42,412
Total current liabilities	2,499,241	2,372,098
Long-term operating lease liabilities	2,710,550	2,723,800
Long-term debt	7,866,545	7,977,526
Other long-term liabilities	147,371	160,809
Deferred income taxes	765,691	577,543
Total liabilities	13,989,398	13,811,776
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,303,934	1,180,376
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000,000 shares authorized; 126,065,294 and 113,781,317 shares issued and outstanding at September 30, 2020, respectively, and 125,842,853 shares issued and outstanding at December 31, 2019)	126	126
Additional paid-in capital	694,132	749,043
Retained earnings	2,031,607	1,431,738
Treasury stock (12,283,977 and zero shares, respectively)	(1,028,578)	—
Accumulated other comprehensive loss	(122,530)	(47,498)
Total DaVita Inc. shareholders' equity	1,574,757	2,133,409
Noncontrolling interests not subject to put provisions	178,583	185,833
Total equity	1,753,340	2,319,242
	$17,046,672	$17,311,394
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$760,307	$718,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	468,949	456,685
Debt prepayment, refinancing and redemption charges	86,957	33,402
Impairment charges	—	124,892
Stock-based compensation expense	67,217	47,811
Deferred income taxes	191,783	72,590
Equity investment income, net	3,026	5,131
Loss on sales of business interests, net	16,252	23,022
Other non-cash charges, net	(7,980)	24,291
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(12,405)	(182,684)
Inventories	(8,445)	9,519
Other receivables and other current assets	(62,025)	51,319
Other long-term assets	(1,853)	2,324
Accounts payable	445	(106,662)
Accrued compensation and benefits	(12,124)	(57,930)
Other current liabilities	123,833	140,046
Income taxes	(100,160)	57,279
Other long-term liabilities	(19,547)	(27,542)
Net cash provided by operating activities	1,494,230	1,391,825
Cash flows from investing activities:
Additions of property and equipment	(449,896)	(547,183)
Acquisitions	(112,597)	(77,348)
Proceeds from asset and business sales	83,339	3,863,619
Purchase of debt investments held-to-maturity	(147,829)	(98,322)
Purchase of other debt and equity investments	(3,388)	(5,160)
Proceeds from debt investments held-to-maturity	148,341	—
Proceeds from sale of other debt and equity investments	3,434	5,893
Purchase of equity method investments	(9,613)	(8,770)
Distributions from equity method investments	902	1,296
Net cash (used in) provided by investing activities	(487,307)	3,134,025
Cash flows from financing activities:
Borrowings	3,826,484	38,519,991
Payments on long-term debt	(3,927,411)	(40,485,415)
Deferred financing and debt redemption costs	(105,705)	(84,588)
Purchase of treasury stock	(1,025,878)	(1,837,022)
Distributions to noncontrolling interests	(179,098)	(157,170)
Stock award exercises and other share issuances, net	3,838	7,333
Contributions from noncontrolling interests	32,854	44,095
Purchases of noncontrolling interests	(6,782)	(10,988)
Net cash used in financing activities	(1,381,698)	(4,003,764)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16,606)	(4,178)
Net (decrease) increase in cash, cash equivalents and restricted cash	(391,381)	517,908
Less: Net decrease in cash, cash equivalents and restricted cash from discontinued operations	—	(423,813)
Net (decrease) increase in cash, cash equivalents and restricted cash from continuing operations	(391,381)	941,721
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	1,208,718	415,420
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$817,337	$1,357,141
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended September 30, 2020
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at June 30, 2020	$1,241,937	126,037	$126	$719,102	$1,872,933	(4,052)	$(303,139)	$(135,107)	$2,153,915	$179,902
Comprehensive income:
Net income	40,854				158,674				158,674	18,012
Other comprehensive loss								12,577	12,577
Stock unit shares issued		5		10					10
Stock appreciation rights shares issued		23		(944)					(944)
Stock-settled stock-based compensation expense				24,913					24,913
Changes in noncontrolling interest from:
Distributions	(38,154)									(22,391)
Contributions	10,348									1,924
Acquisitions and divestitures										1,136
Fair value remeasurements	48,949			(48,949)					(48,949)
Purchase of treasury stock						(8,232)	(725,439)		(725,439)
Balance at September 30, 2020	$1,303,934	126,065	$126	$694,132	$2,031,607	(12,284)	$(1,028,578)	$(122,530)	$1,574,757	$178,583

	Nine months ended September 30, 2020
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2019	$1,180,376	125,843	$126	$749,043	$1,431,738	—	$—	$(47,498)	$2,133,409	$185,833
Comprehensive income:
Net income	107,737				599,869				599,869	52,701
Other comprehensive loss								(75,032)	(75,032)
Stock unit shares issued		166		(7,141)					(7,141)
Stock appreciation rights shares issued		56		(2,004)					(2,004)
Stock-settled stock-based compensation expense				66,591					66,591
Changes in noncontrolling interest from:
Distributions	(115,289)									(63,809)
Contributions	24,443									8,411
Acquisitions and divestitures	(3,214)									(247)
Partial purchases	(6,673)			4,197					4,197	(4,306)
Fair value remeasurements	116,554			(116,554)					(116,554)
Purchase of treasury stock						(12,284)	(1,028,578)		(1,028,578)
Balance at September 30, 2020	$1,303,934	126,065	$126	$694,132	$2,031,607	(12,284)	$(1,028,578)	$(122,530)	$1,574,757	$178,583

	Three months ended September 30, 2019
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at June 30, 2019	$1,185,733	166,533	$167	$989,021	$3,205,910	(2,060)	$(112,189)	$(33,611)	$4,049,298	$193,771
Comprehensive income:
Net income	38,778				143,270				143,270	19,640
Other comprehensive loss								(43,993)	(43,993)
Stock unit shares issued		8							—
Stock-settled stock-based compensation expense				18,724					18,724
Changes in noncontrolling interest from:
Distributions	(37,868)									(23,588)
Contributions	8,946									3,868
Acquisitions and divestitures	(91)									10
Partial purchases	8			(202)					(202)	246
Fair value remeasurements	100,553			(100,553)					(100,553)
Purchase of treasury stock						(30,592)	(1,747,968)		(1,747,968)
Balance at September 30, 2019	$1,296,059	166,541	$167	$906,990	$3,349,180	(32,652)	$(1,860,157)	$(77,604)	$2,318,576	$193,947

	Nine months ended September 30, 2019
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2018	$1,124,641	166,387	$166	$995,006	$2,743,194	—	$—	$(34,924)	$3,703,442	$204,956
Cumulative effect of change in accounting principle	(38)				39,876				39,876	(6)
Comprehensive income:
Net income	102,078				566,110				566,110	50,144
Other comprehensive loss								(42,680)	(42,680)
Stock unit shares issued		154	1	(3,246)					(3,245)
Stock-settled stock-based compensation expense				47,723					47,723
Changes in noncontrolling interest from:
Distributions	(98,103)									(59,067)
Contributions	24,714									19,381
Acquisitions and divestitures	1,782									(1,981)
Partial purchases	(2,240)			10,732					10,732	(19,480)
Fair value remeasurements	143,225			(143,225)					(143,225)
Purchase of treasury stock						(32,652)	(1,860,157)		(1,860,157)
Balance at September 30, 2019	$1,296,059	166,541	$167	$906,990	$3,349,180	(32,652)	$(1,860,157)	$(77,604)	$2,318,576	$193,947
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

2.	Revenue recognition
The following table summarizes the Company's segment revenues by primary payor source:

	Three months ended September 30, 2020			Three months ended September 30, 2019
	U.S. dialysis	Other - Ancillary services	Consolidated	U.S. dialysis	Other - Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,510,982	$	$1,510,982	$1,558,890	$	$1,558,890
Medicaid and Managed Medicaid	193,254		193,254	176,292		176,292
Other government	114,327	98,044	212,371	116,984	90,947	207,931
Commercial	858,247	43,845	902,092	828,953	37,276	866,229
Other revenues:
Medicare and Medicare Advantage		111,248	111,248		65,759	65,759
Medicaid and Managed Medicaid		412	412		227	227
Commercial		7,799	7,799		33,503	33,503
Other(1)	17,409	9,895	27,304	10,308	20,784	31,092
Eliminations of intersegment revenues	(37,317)	(4,079)	(41,396)	(32,362)	(3,483)	(35,845)
Total	$2,656,902	$267,164	$2,924,066	$2,659,065	$245,013	$2,904,078

(1)	Other consists of management service fees earned in the respective Company line of business as well as other revenue from the Company's ancillary services.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	U.S. dialysis	Other - Ancillary services	Consolidated	U.S. dialysis	Other - Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$4,530,510	$	$4,530,510	$4,572,599	$	$4,572,599
Medicaid and Managed Medicaid	547,045		547,045	490,723		490,723
Other government	342,996	283,431	626,427	333,675	264,191	597,866
Commercial	2,534,388	118,869	2,653,257	2,458,360	103,760	2,562,120
Other revenues:
Medicare and Medicare Advantage		309,555	309,555		191,472	191,472
Medicaid and Managed Medicaid		1,061	1,061		327	327
Commercial		27,370	27,370		98,428	98,428
Other(1)	30,846	36,600	67,446	20,715	59,204	79,919
Eliminations of intersegment revenues	(104,987)	(12,402)	(117,389)	(93,337)	(10,222)	(103,559)
Total	$7,880,798	$764,484	$8,645,282	$7,782,735	$707,160	$8,489,895

(1)	Other consists of management service fees earned in the respective Company line of business as well as other revenue from the Company's ancillary services.
The Company had no allowance for doubtful accounts related to performance obligations satisfied in years prior to January 1, 2018 as of September 30, 2020 and had a balance of $8,328 as of December 31, 2019.
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
Other revenues. Other revenues consist of fees for management and administrative support services provided to outpatient dialysis businesses that the Company does not own or in which the Company owns a noncontrolling interest as well as revenues associated with the Company's non-dialysis ancillary services.

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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income attributable to DaVita Inc. from:
Continuing operations	$158,674	$150,113	$589,889	$464,590
Discontinued operations	—	(6,843)	9,980	101,520
Net income attributable to DaVita Inc.	$158,674	$143,270	$599,869	$566,110

Weighted average shares - basic	120,905	150,675	122,582	161,147
Assumed incremental shares from stock plans	3,049	621	2,345	489
Weighted average shares - diluted	123,954	151,296	124,927	161,636

Basic net income attributable to DaVita Inc. from:
Continuing operations per share	$1.31	$1.00	$4.81	$2.88
Discontinued operations per share	—	(0.05)	0.08	0.63
Basic net income per share attributable to DaVita Inc.	$1.31	$0.95	$4.89	$3.51

Diluted net income attributable to DaVita Inc. from:
Continuing operations per share	$1.28	$0.99	$4.72	$2.87
Discontinued operations per share	—	(0.04)	0.08	0.63
Diluted net income per share attributable to DaVita Inc.	$1.28	$0.95	$4.80	$3.50

Anti-dilutive stock-settled awards excluded from calculations(1)	2,765	7,293	3,063	6,414

(1)
Shares associated with stock-settled stock appreciation rights and performance stock units were excluded from the diluted denominator calculations because they are anti-dilutive under the treasury stock method.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

4.	Short-term and long-term investments
The Company’s short-term and long-term debt and equity investments consist of the following:

	September 30, 2020			December 31, 2019
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$8,212	$—	$8,212	$8,140	$—	$8,140
Investments in mutual funds and common stock	—	41,015	41,015	—	39,951	39,951
	$8,212	$41,015	$49,227	$8,140	$39,951	$48,091
Short-term investments	$8,212	$11,148	$19,360	$8,140	$3,432	$11,572
Long-term investments	—	29,867	29,867	—	36,519	36,519
	$8,212	$41,015	$49,227	$8,140	$39,951	$48,091

Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held to maturity and recorded at amortized cost, which approximated their fair values at September 30, 2020 and December 31, 2019.
Equity securities: The Company's equity investments in mutual funds and common stock are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans. During the nine months ended September 30, 2020, the Company recognized pre-tax net gains of $1,110 in other income associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $1,639 and a net decrease in unrealized gains of $529. During the nine months ended September 30, 2019, the Company recognized pre-tax net gains of $2,776 in other income associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $586 and a net increase in unrealized gains of $2,190.

5.	Equity method and other investments
The Company maintains equity method and minor adjusted cost method investments in the private securities of certain other healthcare and healthcare-related businesses. The Company classifies these investments as "Equity method and other investments" on its consolidated balance sheet.
The Company's equity method and other investments were comprised of the following:

	September 30, 2020	December 31, 2019
APAC joint venture	$124,209	$116,924
Other equity method partnerships	110,169	114,611
Adjusted cost method investments	18,105	10,448
	$252,483	$241,983

During the nine months ended September 30, 2020 and 2019, the Company recognized equity investment income of $27,681 and $11,158, respectively, from its equity method investments in nonconsolidated businesses.
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
The Company's other equity method investments include legal entities over which the Company has significant influence but in which it does not maintain a controlling financial interest. Almost all of these are U.S. partnerships in the form of limited liability companies. The Company's ownership interests in these partnerships vary, but typically range from 30% to 50%. During the nine months ended September 30, 2020 and 2019, no significant impairments or other valuation adjustments were recognized on these investments.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

6.	Goodwill
Changes in goodwill by reportable segments were as follows:

	U.S. dialysis	Other - Ancillary services	Consolidated
Balance at December 31, 2018	$6,275,004	$566,956	$6,841,960
Acquisitions	18,089	72,137	90,226
Impairment charges	—	(124,892)	(124,892)
Foreign currency and other adjustments	(5,993)	(13,666)	(19,659)
Balance at December 31, 2019	$6,287,100	$500,535	$6,787,635
Acquisitions	24,377	85,871	110,248
Divestitures	(1,549)	(6,744)	(8,293)
Foreign currency and other adjustments	—	(21,213)	(21,213)
Balance at September 30, 2020	$6,309,928	$558,449	$6,868,377

Balance at September 30, 2020
Goodwill	$6,309,928	$688,881	$6,998,809
Accumulated impairment charges	—	(130,432)	(130,432)
	$6,309,928	$558,449	$6,868,377

The Company did not recognize any goodwill impairment charges during the nine months ended September 30, 2020.
As dialysis treatments are an essential, life-sustaining service for patients who depend on them, the Company's operations have continued and are currently expected to continue throughout the novel coronavirus (COVID-19) pandemic. However, the ultimate impact of the dynamic and evolving COVID-19 pandemic on the Company will depend on future developments that are highly uncertain and difficult to predict, including among other things the severity and duration of the pandemic, further spread or resurgence of the virus, its impact on the chronic kidney disease (CKD) patient population and the Company's patient population, the availability, impact or efficacy of COVID-19 treatments, therapies or vaccines, the pandemic’s continuing impact on the U.S. and global economies and unemployment, the responses of the Company's competitors to the pandemic and related changes in the marketplace, and the timing, scope and effectiveness of governmental responses. While the Company does not currently expect a material adverse impact to its business as a result of this public health crisis, there can be no assurance that the COVID-19 pandemic will not have a material adverse impact on one or more of the Company's businesses.
During the nine months ended September 30, 2019, the Company recognized goodwill impairment charges of $119,476 in its Germany kidney care business. Of this amount, $41,037 was recognized in the first quarter of 2019 and resulted primarily from a change in relevant discount rates, a decline in then current and expected future patient census and an increase in then current and expected future costs, principally due to wage increases expected to result from legislation announced at that time. An incremental charge of $78,439 was recognized during the third quarter of 2019 and resulted from changes and developments in the Company's outlook for this business since its last assessment at that time. These primarily concerned developments in the business in response to evolving market conditions and changes in the Company's expected timing and ability to mitigate them, which was based on results of in-depth operating and strategic reviews completed by the Company’s new Germany management team during the third quarter of 2019. During the nine months ended September 30, 2019, the Company also recognized a goodwill impairment charge of $5,416 in its German other health operations.
Developments, events, changes in operating performance and other changes in circumstances since the dates of the Company’s last annual goodwill impairment assessments have not caused management to believe it is more likely than not that the fair values of any of the Company's reporting units would be less than their respective carrying amounts as of September 30, 2020. Except for the Company's Germany kidney care reporting unit as described further in Note 10 to the 10-K, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of September 30, 2020.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

7.	Income taxes
As of September 30, 2020, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold was $70,129, of which $65,883 would impact the Company's effective tax rate if recognized. The total balance increased $1,915 from the December 31, 2019 balance of $68,214.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At September 30, 2020 and December 31, 2019, the Company had approximately $16,961 and $14,428, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

8.	Long-term debt
Long-term debt was comprised of the following:

				As of September 30, 2020
	September 30, 2020	December 31, 2019	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A(2)	$1,706,250	$1,739,063	8/12/2024	LIBOR + 1.75%	$1,689,188
Term Loan B-1(3)	2,722,552	—	8/12/2026	LIBOR + 1.75%	$2,681,713
Term Loan B(3)	—	2,743,125	8/12/2026
Revolving line of credit(2)	—	—	8/12/2024	LIBOR + 1.75%
Senior Notes:
4 ⅝% Senior Notes	1,750,000	—	6/1/2030	4.625%	$1,799,018
3 ¾% Senior Notes	1,500,000	—	2/15/2031	3.750%	$1,445,625
5 ⅛% Senior Notes	—	1,750,000	7/15/2024
5% Senior Notes	—	1,500,000	5/1/2025
Acquisition obligations and other notes payable(4)	157,864	180,352	2020-2036	5.01%	$157,864
Financing lease obligations(5)	274,611	268,534	2021-2038	5.16%
Total debt principal outstanding	8,111,277	8,181,074
Discount and deferred financing costs	(80,945)	(72,840)
	8,030,332	8,108,234
Less current portion	(163,787)	(130,708)
	$7,866,545	$7,977,526

(1)
For the Company's senior secured credit facilities and senior notes, fair value estimates are based upon bid and ask quotes, typically a level 2 input. For the acquisition obligations and other notes payable, the carrying values presented here approximate their estimated fair values, based on estimates of their present values using level 2 interest rate inputs.

(2)
The Company's interest rate on its Term Loan A and revolving line of credit is subject to adjustment depending upon the Company's leverage ratio under the credit agreement governing its senior secured credit facilities. Based on the Company's leverage ratio as of September 30, 2020, the Company’s interest rate will be adjusted in the fourth quarter of 2020 to be LIBOR plus 1.50% for its Term Loan A and revolving line of credit.

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

(5)
Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding. The term of one ground lease runs to 2070, in addition to the other lease maturity dates presented in the table above.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at September 30, 2020 were as follows:

2020 (remainder of the year)	$52,092
2021	$148,821
2022	$170,566
2023	$228,303
2024	$1,421,461
2025	$63,571
Thereafter	$6,026,463

On February 13, 2020, the Company entered into an amendment (the Repricing Amendment) to refinance and reprice its senior secured Term Loan B with a senior secured Term Loan B-1 that bears interest at a rate equal to LIBOR plus an applicable margin of 1.75% and matures on August 12, 2026. The Repricing Amendment did not change the interest rate on the Term Loan A or the revolving line of credit. No additional debt was incurred, nor any additional proceeds received, by the Company in connection with the Repricing Amendment. The majority of the Company's Term Loan B debt was considered modified. As a result, the Company recognized debt refinancing charges of $2,948 in the nine months ended September 30, 2020, comprised partially of fees incurred on this transaction and partially of deferred financing costs written off for the portion of debt considered extinguished and reborrowed. For the portion of the Term Loan B debt that was considered extinguished and reborrowed in this refinancing, the Company recognized $68,842 in constructive financing cash outflows and financing cash inflows on the statement of cash flows, even though no funds were actually paid or received. Another $55,895 of the debt considered extinguished in this refinancing represented a non-cash financing activity.
During the first nine months of 2020, the Company made regularly scheduled mandatory principal payments under its senior secured credit facilities totaling $32,813 on Term Loan A and $20,573 on Term Loan B-1.
On June 9, 2020, the Company issued $1,750,000 aggregate principal amount of 4.625% senior notes due 2030 (the
4 ⅝% Senior Notes) in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 4 ⅝% Senior Notes pay interest on June 1 and December 1 of each year beginning December 1, 2020. The 4 ⅝% Senior Notes are unsecured senior obligations and rank equally in right of payment with the Company's existing and future unsecured senior indebtedness. The 4 ⅝% Senior Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee its senior secured credit facilities. The Company may redeem up to 40% of the aggregate principal amount of the
4 ⅝% Senior Notes at any time prior to June 1, 2023 at 104.625% of the aggregate principal amount from the proceeds of one or more equity offerings, plus accrued and unpaid interest. In addition, the Company may redeem the 4 ⅝% Senior Notes at any time prior to June 1, 2025 at a make whole redemption price plus accrued and unpaid interest, or on and after such date at certain redemption prices specified in the indenture governing the 4 ⅝% Senior Notes plus accrued and unpaid interest. The
4 ⅝% Senior Notes contain restrictive covenants that limit the ability of the Company and its guarantors to, among other things, create certain liens, enter into certain sale/leaseback transactions, or merge, consolidate or sell all or substantially all of their assets. The 4 ⅝% Senior Notes and related subsidiary guarantees do not have any registration or similar rights and are not expected to be registered for exchange on public markets. During the nine months ended September 30, 2020, the Company incurred $20,386 in fees, discounts and other professional expenses associated with this transaction that were capitalized and will amortize over the term of the 4 ⅝% Senior Notes.
On July 15, 2020, the Company used the net proceeds from the 4 ⅝% Senior Notes offering, together with cash on hand, to redeem in full all $1,750,000 aggregate principal amount outstanding of its 5 ⅛% Senior Notes plus accrued interest and redemption premium. In connection with this redemption, the Company incurred debt redemption premium charges of $29,890 and deferred financing cost write-offs of $9,764.
On August 11, 2020, the Company issued $1,500,000 aggregate principal amount of 3.75% senior notes due 2031 (the
3 ¾% Senior Notes) in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 3 ¾% Senior Notes pay interest on February 15 and August 15 of each year beginning February 15, 2021. The
3 ¾% Senior Notes are unsecured senior obligations and rank equally in right of payment with the Company's existing and future unsecured senior indebtedness. The 3 ¾% Senior Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee its senior secured credit facilities. The Company may redeem up to 40% of the aggregate principal amount of the
3 ¾% Senior Notes at any time prior to August 15, 2023 at 103.75% of the aggregate principal amount from the proceeds of one or more equity offerings, plus accrued and unpaid interest. In addition, the Company may redeem the 3 ¾% Senior Notes at

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

any time prior to February 15, 2026 at a make whole redemption price plus accrued and unpaid interest, or on and after such date at certain redemption prices specified in the indenture governing the 3 ¾% Senior Notes plus accrued and unpaid interest. The 3 ¾% Senior Notes contain restrictive covenants that limit the ability of the Company and its guarantors to, among other things, create certain liens, enter into certain sale/leaseback transactions, or merge, consolidate or sell all or substantially all of their assets. The 3 ¾% Senior Notes and related subsidiary guarantees do not have any registration or similar rights and are not expected to be registered for exchange on public markets. During the nine months ended September 30, 2020, the Company incurred $17,793 in fees, discounts and other professional expenses associated with this transaction that were capitalized and will amortize over the term of the 3 ¾% Senior Notes.
On August 21, 2020, the Company used the net proceeds from the 3 ¾% Senior Notes offering, together with cash on hand, to redeem in full all $1,500,000 aggregate principal amount outstanding of its 5% Senior Notes plus accrued interest and redemption premium. In connection with this redemption, the Company incurred debt redemption premium charges of $37,500 and deferred financing cost write-offs of $8,866.
The Company's 2015 interest rate cap agreements expired on June 30, 2020 and the Company's 2019 cap agreements became effective on June 30, 2020. As of September 30, 2020, the Company's 2019 interest rate cap agreements have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of the Term Loan B-1 and a portion of the Term Loan A. The remaining $928,802 outstanding principal balance of the Term Loan A is subject to LIBOR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in the fair values of the cap agreements are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.
The following table summarizes the Company’s interest rate cap agreements outstanding as of September 30, 2020 and December 31, 2019, which are classified in "Other long-term assets" on its consolidated balance sheet:

					Nine months ended September 30, 2020		Fair value
	Notional amount	LIBOR maximum rate	Effective date	Expiration date	Debt expense	Recorded OCI loss	September 30, 2020	December 31, 2019
2019 cap agreements	$3,500,000	2.00%	6/30/2020	6/30/2024	$1,378	$21,946	$2,506	$24,452
2015 cap agreements	$3,500,000	3.50%	6/29/2018	6/30/2020	$4,326	$—	$—	$—

 The following table summarizes the effects of the Company’s interest rate cap agreements for the three and nine months ended September 30, 2020 and 2019:

	Amount of unrealized losses in OCI on interest rate cap agreements				Income statement location	Reclassification from accumulated other comprehensive loss into net income
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
Derivatives designated as cash flow hedges	2020	2019	2020	2019		2020	2019	2020	2019
Interest rate cap agreements	$(2,169)	$(1,420)	$(21,946)	$(2,244)	Debt expense	$1,378	$2,101	$5,704	$6,428
Related income tax	541	360	5,476	572	Related income tax	(344)	(532)	(1,424)	(1,646)
Total	$(1,628)	$(1,060)	$(16,470)	$(1,672)		$1,034	$1,569	$4,280	$4,782

See Note 13 to these condensed consolidated financial statements for further details on amounts recorded and reclassified from accumulated other comprehensive loss.
The Company’s weighted average effective interest rate on the senior secured credit facilities at the end of the third quarter of 2020 was 2.11%, based on the current margins in effect for the Term Loan A and Term Loan B-1 as of September 30, 2020, as described above.
The Company’s overall weighted average effective interest rate for the three and nine months ended September 30, 2020 was 3.31% and 3.76%, respectively, and as of September 30, 2020 was 3.11%.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

As of September 30, 2020, the Company’s interest rates are fixed on approximately 45% of its total debt.
As of September 30, 2020, the Company had an undrawn $1,000,000 revolving line of credit under its senior secured credit facilities. Availability under this revolving line of credit is reduced by the amount of any letters of credit outstanding. There are currently no letters of credit outstanding under the senior secured credit facilities. The Company has approximately $64,634 of outstanding letters of credit under a separate bilateral secured letter of credit facility.

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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of September 30, 2020 and December 31, 2019, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
2020 U.S. Attorney New Jersey Investigation: In March 2020, the U.S. Attorney’s Office, District of New Jersey served the Company with a subpoena and a CID relating to an investigation being conducted by that office and the U.S. Attorney’s Office, Eastern District of Pennsylvania. The subpoena and CID request information on several topics, including certain of the Company’s joint venture arrangements with physicians and physician groups, medical director agreements, and compliance with its five-year Corporate Integrity Agreement, the term of which expired October 22, 2019. The Company is cooperating with the government in this investigation.
2020 California Department of Insurance Investigation: In April 2020, the California Department of Insurance (CDI) sent the Company an Investigative Subpoena relating to an investigation being conducted by that office. CDI issued a superseding subpoena in September 2020. The subpoena, as revised, requests information on a number of topics, including but not limited to the Company’s communications with patients about insurance plans and financial assistance from the American Kidney Fund (AKF), analyses of the potential impact of patients’ decisions to change insurance providers, and documents relating to donations or contributions to the AKF. The Company is cooperating with CDI in this investigation.
2020 Department of Justice Investigation: In October 2020, the Company received a CID from the Department of Justice pursuant to a False Claims Act investigation concerning allegations that DaVita Medical Group (DMG) may have submitted undocumented or unsupported diagnosis codes in connection with Medicare Advantage beneficiaries. The CID covers the period from January 1, 2015 through June 19, 2019, the date the Company completed the divestiture of DMG to Collaborative Care Holdings, LLC. The Company is cooperating with the government in this investigation.
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
While the Company continues to dispute the allegations, in July 2020, it reached an agreement in principle to resolve this matter without admitting to any liability. Settlement of this matter on the agreed terms is expected to be covered primarily with insurance proceeds, with the Company contributing an amount that would not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. A motion for preliminary approval of the settlement was granted by the Court on October 27, 2020. The settlement is subject to, among other things, final approval by the Court.
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
While the defendants continue to dispute the allegations, in July 2020, an agreement in principle was reached to resolve this matter without admitting to any liability. The Company’s Board of Directors (Board) approved the settlement on October 20, 2020. The settlement is now subject to, among other things, approval by the Court. A motion for preliminary approval of the settlement was filed on October 23, 2020. As part of the settlement, the Company agreed to certain corporate governance policies, but will not make any financial contribution towards the settlement.
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
The Company has certain other potential commitments to provide operating capital to a number of outpatient dialysis businesses that are wholly-owned by third parties or businesses in which the Company maintains a noncontrolling equity interest of approximately $8,945.

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
The Company’s stock-based compensation expense for stock-settled awards is measured at the estimated fair value of awards on the date of grant and recognized on a cumulative straight-line basis over the vesting terms of the awards unless the stock awards are based on non-market based performance metrics, in which case expense is adjusted for the expected ultimate shares to be issued as of the end of each reporting period. Stock-based compensation expense for cash-settled awards is based on their estimated fair values as of the end of each reporting period. The expense for all LTIP awards is recognized net of expected forfeitures.
On June 11, 2020, the Company’s stockholders approved the DaVita Inc. 2020 Incentive Award Plan (the 2020 Plan). Prior to June 11, 2020 stock-based awards were granted under the DaVita Healthcare Partners Inc. 2011 Incentive Award Plan (the 2011 Plan). At the time of approval of the 2020 Plan there were 8,730 shares of common stock available for issuance under the 2020 Plan, which consisted of 5,000 newly authorized shares as well as 3,730 shares that were rolled over from the 2011 Plan. The 2020 Plan provides for the grant of stock appreciation rights, nonqualified stock options, incentive stock options, restricted stock units, restricted stock, performance stock awards, dividend equivalents, stock payments, deferred stock unit awards, deferred stock awards and performance cash awards. The 2020 Plan mandates a maximum award term of 10 years for stock appreciation rights and stock options and stipulates that awards of these types be granted with a base or exercise price per share of not less than the fair market value of the Company's common stock on the date of grant. Shares available under the 2020 Plan are also stated on a full value share basis rather than on an option-equivalent basis. The 2020 Plan therefore provides that shares available for issuance under the plan are reduced by only one share available for every four shares underlying stock appreciation rights and stock options, and are reduced by one share available for every one share underlying stock-based awards other than stock appreciation rights and stock options.
During the nine months ended September 30, 2020, the Company granted 991 restricted and performance stock units with an aggregate grant-date fair value of $75,945 and a weighted-average expected life of approximately 3.4 years and 2,765 stock-settled stock appreciation rights with an aggregate grant-date fair value of $73,833 and a weighted-average expected life of approximately 4.8 years.
For the nine months ended September 30, 2020 and 2019, the Company recognized $74,492 and $82,469, respectively, in total LTIP expense, of which $67,217 and $43,666, respectively, represented stock-based compensation expense for stock appreciation rights, restricted stock units, performance stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expense. The estimated tax benefits recorded for stock-based compensation for the nine months ended September 30, 2020 and 2019 was $8,794 and $6,798, respectively.
As of September 30, 2020, the Company had $207,513 in total estimated but unrecognized stock-based compensation expense under the Company’s equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.5 years. The Company no longer has any long-term performance-based cash awards outstanding in its principal U.S. dialysis business as the performance and accrual period for these awards ended December 31, 2019 with a final payout of $66,302 in 2020.
For the nine months ended September 30, 2020 and 2019, the Company recognized $5,049 and $2,791, respectively, in actual tax benefits upon the settlement of stock awards.
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
The base price of the Premium-Priced Award is $67.80 per share, which is a 20% premium to the clearing price of the Company's 2019 modified "Dutch auction" tender offer. The award vests 50% on each of November 4, 2022 and November 4, 2023, and expires on November 4, 2024. The award includes a requirement that the CEO hold any shares acquired upon exercise of this award, net of shares used to cover related taxes, until November 4, 2024 (that is, for the full term of the award), subject to lapse of the holding period upon a change in control of the Company or due to the CEO's death or termination due to disability.

12.	Share repurchases
The following table summarizes the Company's common stock repurchases during the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Open market repurchases:
Shares	250	8,790	4,302	10,850
Amount paid	$21,259	$514,082	$324,398	$626,271
Average paid per share	$85.04	$58.49	$75.40	$57.72

Tender Offer(1):
Shares	7,982	21,802	7,982	21,802
Amount paid	$704,180	$1,233,886	$704,180	$1,233,886
Average paid per share	$88.22	$56.60	$88.22	$56.60

Total :
Shares	8,232	30,592	12,284	32,652
Amount paid	$725,439	$1,747,968	$1,028,578	$1,860,157
Average paid per share	$88.13	$57.14	$83.73	$56.97

(1)
The aggregate amount paid for shares repurchased pursuant to the Company's Tender Offers during the three and nine months ended September 30, 2020 and 2019 includes their clearing prices of $88.00 and $56.50 per share, respectively, plus related fees and expenses of $1,792 and $2,074, respectively.

In the third quarter of 2020, the Company used cash on hand to repurchase 7,982 shares of common stock under the modified “Dutch auction” tender offer (the Tender Offer) for a total cost of $704,180, including fees and expenses.
In addition, the Company repurchased 1,828 shares of its common stock for $160,783 at an average cost of $87.96 per share, subsequent to September 30, 2020 through October 28, 2020.
Effective as of the close of business on November 4, 2019, the Board terminated all remaining prior share repurchase authorizations available to the Company and approved a new share repurchase authorization of $2,000,000. As of October 28, 2020, the Company had a total of $515,926 available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations including under the terms of its current senior secured credit facilities.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

13.	Accumulated other comprehensive loss

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$(13,029)	$(122,078)	$(135,107)	$(1,433)	$(46,065)	$(47,498)
Unrealized (losses) gains	(2,169)	13,171	11,002	(21,946)	(62,842)	(84,788)
Related income tax	541	—	541	5,476	—	5,476
	(1,628)	13,171	11,543	(16,470)	(62,842)	(79,312)
Reclassification into net income	1,378	—	1,378	5,704	—	5,704
Related income tax	(344)	—	(344)	(1,424)	—	(1,424)
	1,034	—	1,034	4,280	—	4,280
Ending balance	$(13,623)	$(108,907)	$(122,530)	$(13,623)	$(108,907)	$(122,530)

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$(6,360)	$(27,251)	$(33,611)	$(8,961)	$(25,963)	$(34,924)
Unrealized losses	(1,420)	(44,502)	(45,922)	(2,244)	(45,790)	(48,034)
Related income tax	360	—	360	572	—	572
	(1,060)	(44,502)	(45,562)	(1,672)	(45,790)	(47,462)
Reclassification into net income	2,101	—	2,101	6,428	—	6,428
Related income tax	(532)	—	(532)	(1,646)	—	(1,646)
	1,569	—	1,569	4,782	—	4,782
Ending balance	$(5,851)	$(71,753)	$(77,604)	$(5,851)	$(71,753)	$(77,604)

The reclassification of net cap realized losses into income are recorded as debt expense in the corresponding consolidated statements of income. See Note 8 to these condensed consolidated financial statements for further details.

14.	Acquisitions and divestitures
Routine acquisitions
During the nine months ended September 30, 2020, the Company acquired dialysis businesses consisting of eight dialysis centers located in the U.S. and 36 dialysis centers located outside the U.S. for a total of $112,597 in net cash, $6,917 in deferred purchase price obligations, and $21,021 in earn-out obligations and assumed liabilities. The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in these transactions at their estimated acquisition date fair values:

Current assets	$17,606
Property and equipment	15,714
Intangible and other long-term assets	14,969
Goodwill	110,248
Deferred income taxes	1,513
Current liabilities	(17,786)
Noncontrolling interests	(1,729)
$140,535

Amortizable intangible assets acquired during the nine months ended September 30, 2020 primarily represent non-compete agreements which had weighted-average estimated useful lives of approximately five years. The total estimated amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $91,157.
Sale of RMS Lifeline
The Company also divested its vascular access business, RMS Lifeline, Inc., effective May 1, 2020 and recognized a loss on sale of approximately $16,252.
Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired companies a total of up to $37,467 if certain performance targets or quality margins are met primarily over the next one year to five years. As of September 30, 2020, the estimated fair value of these contingent earn-out obligations is $26,314, of which $7,400 is included in other current liabilities and the remaining $18,914 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in contingent earn-out obligations for the three and nine month periods ended September 30, 2020:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Beginning balance	$24,057	$24,586
Acquisitions	5,815	11,676
Foreign currency translation	(975)	(6,358)
Fair value remeasurements	(1,990)	(2,630)
Payments or other settlements	(593)	(960)
Ending balance	$26,314	$26,314

15.     Discontinued operations previously held for sale
DaVita Medical Group
On June 19, 2019, the Company completed the sale of its DaVita Medical Group (DMG) business to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc., for an aggregate purchase price of $4,340,000, prior to certain closing and post-closing adjustments specified in the related equity purchase agreement dated as of December 5, 2017, as amended as of September 20, 2018 and as of December 11, 2018 (as amended, the equity purchase agreement).
The Company recorded a preliminary estimated pre-tax net loss of approximately $23,022 on the sale of its DMG business in 2019. This preliminary net loss was based on initial estimates of the Company's expected aggregate proceeds from the sale, net of transaction costs and obligations, as well as the estimated values of DMG net assets sold as of the closing date. These estimated net proceeds included $4,465,476 in cash received from Optum at closing, or $3,824,509 net of cash and

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

restricted cash included in the DMG net assets sold. During the nine months ended September 30, 2020, the Company recognized $9,980 in additional tax benefits under the Coronavirus Aid, Relief, and Economic Security Act related to its period of DMG ownership, which have been recognized as an adjustment to the Company's loss on sale of the DMG business.
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
The following table presents the financial results of discontinued operations related to DMG:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$2,713,059
Expenses	—	1,996	—	2,541,783
Income (loss) from discontinued operations before taxes	—	(1,996)	—	171,276
Gain (loss) on sale of discontinued operations before taxes	—	—	9,980	(23,022)
Income tax expense	—	4,847	—	45,400
Net (loss) income from discontinued operations, net of tax	$—	$(6,843)	$9,980	$102,854

The following table presents cash flows of discontinued operations related to DMG:

	Nine months ended September 30,
	2020	2019
Net cash provided by operating activities from discontinued operations	$—	$97,005
Net cash used in investing activities from discontinued operations	$—	$(43,442)

16.	Variable interest entities (VIEs)
At September 30, 2020, these condensed consolidated financial statements include total assets of VIEs of $299,290 and total liabilities and noncontrolling interests of VIEs to third parties of $220,060. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 23 to the Company's consolidated financial statements included in the 10-K.

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s fair value classifications for assets, liabilities and temporary equities that are measured at fair value on a recurring basis as of September 30, 2020:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$41,015	$41,015	$—	$—
Interest rate cap agreements	$2,506	$—	$2,506	$—
Liabilities
Contingent earn-out obligations	$26,314	$—	$—	$26,314
Temporary equity
Noncontrolling interests subject to put provisions	$1,303,934	$—	$—	$1,303,934

For reconciliations of changes in contingent earn-out obligations and noncontrolling interests subject to put provisions during the three and nine months ended September 30, 2020, see Note 14 and the consolidated statement of equity, respectively.
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
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of September 30, 2020, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $150,000. See Note 17 to the Company's consolidated financial statements included in the 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.
The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon bid and ask quotes for these instruments, typically a level 2 input. See Note 8 to these condensed consolidated financial statements for further discussion of the Company's debt.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at September 30, 2020 at their approximate fair values due to the short-term nature of their settlements.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

18.	Segment reporting
The Company’s operations are comprised of its U.S. dialysis and related lab services business (its U.S. dialysis business), its various ancillary services and strategic initiatives including its international operations (collectively, its ancillary services), and its corporate administrative support.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating income (loss), and a reconciliation of segment operating income (loss) to consolidated income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Segment revenues:
U.S. dialysis
Dialysis patient service revenues:
External sources	$2,639,761	$2,648,969	$7,850,828	$7,762,746
Intersegment revenues	37,049	32,150	104,111	92,611
U.S. dialysis patient service revenues	2,676,810	2,681,119	7,954,939	7,855,357
Other revenues(1):
External sources	17,141	10,096	29,970	19,989
Intersegment revenues	268	212	876	726
Total U.S. dialysis revenues	2,694,219	2,691,427	7,985,785	7,876,072
Other—Ancillary services
Dialysis patient service revenues	141,889	128,223	402,300	367,951
Other external sources	125,275	116,790	362,184	339,209
Intersegment revenues	4,079	3,483	12,402	10,222
Total ancillary services revenues	271,243	248,496	776,886	717,382
Total net segment revenues	2,965,462	2,939,923	8,762,671	8,593,454
Elimination of intersegment revenues	(41,396)	(35,845)	(117,389)	(103,559)
Consolidated revenues	$2,924,066	$2,904,078	$8,645,282	$8,489,895
Segment operating income (loss):
U.S. dialysis	$470,596	$500,742	$1,484,833	$1,416,680
Other—Ancillary services	(7,086)	(97,725)	(49,354)	(170,405)
Total segment operating income	463,510	403,017	1,435,479	1,246,275
Reconciliation of segment operating income to consolidated income from continuing operations before income taxes:
Corporate administrative support	(25,841)	(24,681)	(122,514)	(65,546)
Consolidated operating income	437,669	378,336	1,312,965	1,180,729
Debt expense	(73,658)	(88,589)	(243,642)	(351,774)
Debt prepayment, refinancing and redemption charges	(86,074)	(21,242)	(89,022)	(33,402)
Other income, net	5,395	5,280	10,590	17,863
Consolidated income from continuing operations before income taxes	$283,332	$273,785	$990,891	$813,416

(1)
Includes management fee revenue from providing management and administrative services to dialysis ventures in which the Company owns a noncontrolling equity investment or which are wholly-owned by third parties.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

A summary of assets by reportable segment was as follows:

	September 30, 2020	December 31, 2019
U.S. dialysis (including equity investments of $125,525 and $124,188, respectively)	$15,549,310	$15,778,880
Other—Ancillary services (including equity investments of $126,958 and $117,795, respectively)	1,497,362	1,532,514
Consolidated assets	$17,046,672	$17,311,394

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
U.S. dialysis	$148,221	$147,607	$442,833	$433,008
Other—Ancillary services	8,673	8,308	26,116	23,677
	$156,894	$155,915	$468,949	$456,685

Expenditures for property and equipment by reportable segment were as follows:

	Nine months ended September 30,
	2020	2019
U.S. dialysis	$430,646	$477,533
Other—Ancillary services	19,250	31,184
DMG—Discontinued operations	—	38,466
	$449,896	$547,183

19.	Changes in DaVita Inc.’s ownership interests in consolidated subsidiaries
The effects of changes in DaVita Inc.’s ownership interests in consolidated subsidiaries on the Company’s consolidated equity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income attributable to DaVita Inc.	$158,674	$143,270	$599,869	$566,110
Changes in paid-in capital for:
Purchases of noncontrolling interests	—	(202)	4,197	10,732
Net transfers to noncontrolling interests	—	(202)	4,197	10,732
Net income attributable to DaVita Inc., net of transfers to noncontrolling interests	$158,674	$143,068	$604,066	$576,842

20.	New accounting standards
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

21.	Condensed consolidating financial statements
The Company previously disclosed certain condensed consolidating financial statement information for DaVita Inc. and the guarantor and non-guarantor subsidiaries for the Company's previously outstanding publicly traded notes due in 2024 and 2025 in its interim and annual consolidated financial statements in accordance with Rule 3-10 of SEC Regulation S-X (Rule 3-10).
In the third quarter of 2020 the Company redeemed its publicly traded notes due in 2024 and 2025, and the Company's current notes outstanding due in 2030 and 2031 do not have any registration or similar rights and are not expected to be registered for exchange on public markets. These private notes are not subject to the disclosure requirements of Rule 3-10. The Company has therefore discontinued its disclosure of certain condensed consolidating financial statement information related to the issuer, guarantors and non-guarantors under these notes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements in this report, other than statements of historical fact, are forward-looking statements and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, DaVita's response to and the expected future impacts of the novel coronavirus (COVID-19), including statements about our balance sheet and liquidity, our expenses, revenues, billings and collections and future results, potential need, ability or willingness to use any funds under the CARES Act or other government programs, availability or cost of supplies, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, and overall impact on our patients, as well as other statements regarding our future operations, financial condition and prospects, government and commercial payment rates, and our ongoing stock repurchase program. Without limiting the foregoing, statements including the words "expect," "intend," "will," “could,” "plan," "anticipate," "believe," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:

•
the continuing impact of the dynamic and evolving COVID-19 pandemic, including, without limitation, on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition and results of operations, the government’s response to the COVID-19 pandemic, and the consequences of an extended economic downturn resulting from the impacts of COVID-19, such as a potential negative impact on our commercial mix, any of which may also have the effect of heightening many of the other risks and uncertainties discussed below;

•	our need, ability and willingness to utilize any funds received under the CARES Act or other government programs, and the consequences of our decisions with respect thereto;

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

•	a reduction in government payment rates under the Medicare program or other government-based programs and the impact of the Medicare Advantage benchmark structure;

•
risks arising from potential and proposed federal and/or state legislation, regulation, ballot, executive action or other initiatives, including such initiatives related to healthcare and/or labor matters, such as AB290 and Proposition 23 in California;

•
the impact of the upcoming election cycle, the political environment and related developments on the current healthcare marketplace and on our business, including with respect to the future of the Affordable Care Act, the exchanges and many other core aspects of the current healthcare marketplace, as well as the composition of the U.S. Supreme Court;

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

•
uncertainties associated with the other risk factors set forth in DaVita Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and this Quarterly Report on Form 10-Q, and the risks and uncertainties discussed in any subsequent reports that DaVita has filed or furnished with the Securities and Exchange Commission from time to time.

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
COVID-19 and its impact on our business
As a caregiving organization, we are exposed to and will continue to be impacted by the effects of the novel coronavirus (COVID-19) pandemic. DaVita’s teammates include, among others, dialysis nurses, patient care technicians, social workers, dieticians and other caregivers who are on the front lines of the ongoing COVID-19 pandemic providing essential, life-sustaining care for our patients. During this time of great challenge, our top priorities continue to be the health, safety and well-being of our patients, teammates and physician partners and helping to ensure that our patients have the ability to maintain continuity of care throughout this crisis, whether in the acute, outpatient or home setting. We have implemented additional protocols in coordination with the Centers for Disease Control and Prevention (CDC) on infection control and clinical best practices in response to COVID-19, and continue to monitor the efficacy of these protocols as the pandemic continues. In addition, we have been collaborating with the U.S. Department of Health and Human Services, the Centers for Medicare and Medicaid Services (CMS), the CDC, the American Society of Nephrology, and dialysis providers nationwide to help ensure that the dialysis community is able to support patients nationwide.
We have also maintained business process continuity during the pandemic by enabling most back office teammates to work remotely, and as of the date of this report, we have not experienced any material deterioration of our liquidity position as a result of the COVID-19 crisis.
We are closely monitoring the long-term impact of the pandemic and the resulting economic downturn on all aspects of our business, including the impact on our patients, teammates, physician partners, suppliers, vendors and business partners. We have dedicated and continue to dedicate substantial resources in response to COVID-19 and have had, and expect to continue to have, extended, significant additional costs as a result of COVID-19. For example, we have had, and expect to continue to have, increased costs and risk associated with a high demand for our skilled clinical personnel. Additionally, the steps we have taken designed to help safely maintain continuity of care for our patients and help protect our caregivers, such as our policies to implement dedicated care shifts for patients with confirmed or suspected COVID-19 and other enhanced clinical practices, have increased, and are expected to continue to increase, our expenses and use of personal protective equipment. Our response to COVID-19 has resulted in higher salary and wage expense, and we have provided, and may provide in the future, substantial financial support to our teammates to cover some of the costs related to COVID-19. Furthermore, the effort needed to procure certain of our equipment and clinical supplies, including personal protective equipment, and associated costs have increased, and we currently expect that these increased costs will continue while the pandemic persists. These efforts are part of a wider Prepare, Prevent, Respond and Recover protocol that we have implemented in connection with the pandemic, which also includes operational initiatives such as the redistribution of teammates, machines and supplies across the country as needed and increased investment in and utilization of telehealth capabilities. Our response protocol generally has allowed us to maintain continuity of care for our patients, but if the pandemic requires us to maintain certain restrictive operational initiatives for an extended period of time, it may adversely impact our strategic initiatives, including our home dialysis business strategy and efforts to build on our abilities to offer home dialysis options. Certain temporary changes made in response to the COVID-19 pandemic could become permanent, which could have an adverse impact on our business. In addition, any staffing, equipment or clinical supply shortages, disruptions or delays or associated price increases could impact our ability to provide dialysis services or the cost of providing those services. Our COVID-19 response has temporarily reduced certain other expenses, such as those related to teammate travel and health benefits.
We have experienced and expect to continue to experience a negative impact on revenue and non-acquired growth from COVID-19 due to lower treatment volumes, including from the impact of changes in rates of mortality, as well as a decrease in new patient admissions due to the impact of COVID-19 on the chronic kidney disease (CKD) population. Because our ESRD patients generally have comorbidities, several of which are risk factors for COVID-19, we believe the mortality rate of infected patients is, and will continue to be, higher in the dialysis population than in the general population. Over the longer term, we believe that changes in mortality in both the CKD and ESRD populations due to COVID-19 will depend primarily on the infection rate, case fatality rate and age and health status of affected patients, and these changes may continue to impact our non-acquired growth even as the pandemic subsides. However, determining the extent to which these impacts should be directly attributable to COVID-19 is difficult, in part due to competing considerations that may drive treatment volumes and new admissions over time, such as the number of transplants or deferred admissions, as well as due to testing and reporting limitations. At this time we cannot reasonably estimate the magnitude or duration of these cumulative impacts, due in part to testing and reporting limitations as well as uncertainty with respect to the severity and duration of this pandemic, among other things, but these adverse impacts could be material.
In addition, the COVID-19 pandemic and efforts to contain the virus have led to global economic deterioration and rapid and sharp increases in unemployment levels, which ultimately could result in a materially reduced share of our patients being covered by commercial insurance plans, with more patients being covered by lower-paying government insurance programs or being uninsured. These effects may persist after the pandemic subsides, and in the event such a material reduction occurs, we believe that it would have a material adverse impact on our business, results of operations, financial condition and cash flows. The global nature of the pandemic may have varying impacts on our ongoing operations outside the United States as well as our ability to expand our operations into other parts of the world.
We believe the ultimate impact of this public health crisis on the Company will depend on future developments that are highly uncertain and difficult to predict, including among other things the severity and duration of the pandemic, further spread or resurgence of the virus, its impact on the CKD patient population and our patient population, the availability, impact or efficacy of COVID-19 treatments, therapies or vaccines, the pandemic’s continuing impact on the U.S. and global economies and unemployment, the responses of our competitors to the pandemic and related changes in the marketplace, and the timing, scope and effectiveness of federal, state and local governmental responses. At this time, we cannot reasonably estimate the ultimate impact the COVID-19 pandemic will have on us, but the adverse impact could be material. In addition, the COVID-19 pandemic heightens many of the other risks and uncertainties discussed in "Part II Item 1A Risk Factors" in this Quarterly Report on Form 10-Q and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and in “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.
A significant initial part of the federal government response to the COVID-19 pandemic was the Coronavirus Aid, Relief, and Economic Security (CARES) Act, a $2 trillion economic stimulus package that was signed into law on March 27, 2020. The CARES Act authorized $100 billion in funding to be distributed to healthcare providers through the federal Public Health and Social Services Emergency Fund (Provider Relief Fund). Under the CARES Act, in April 2020 the government distributed approximately $250 million to the Company and its affiliated joint ventures from the Provider Relief Fund, and these funds were only to be used for healthcare related expenses or lost revenues attributable to COVID-19. While we elected not to accept the funds available to us through this government financial support and returned these funds in May 2020, competitors that accept and use such funds may have a competitive advantage, and there can be no assurance that we will be able to continue to forgo the receipt of financial or other assistance under the CARES Act or similar subsequent legislation or that similar assistance will be available from the government if we have a need for such assistance in the future.
The CARES Act also included a provision that suspended the 2% Medicare sequestration from May 1, 2020 through December 31, 2020, and in the three and nine months ended September 30, 2020 our revenues increased due to this suspension as further described below. We continue to estimate that this temporary suspension will increase our revenues while it remains in effect.
For additional information on the potential impact of the COVID-19 pandemic on us, see the risk factors in "Part II Item 1A Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the quarter ended September 30, 2020 compared to the quarters ended June 30, 2020 and September 30, 2019 and for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Consolidated results of operations
The following table summarizes our revenues, operating income and adjusted operating income by line of business. See the discussion of our results for each line of business following this table:

	Three months ended			Q3 2020 vs. Q2 2020		Q3 2020 vs. Q3 2019
	September 30, 2020	June 30, 2020	September 30, 2019	Amount	Percent	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,694	$2,675	$2,691	$19	0.7%	$3	0.1%
Other - ancillary services	271	245	248	26	10.6%	23	9.3%
Elimination of intersegment revenues	(41)	(40)	(36)	(1)	(2.5)%	(5)	(13.9)%
Total consolidated revenues	$2,924	$2,880	$2,904	$44	1.5%	$20	0.7%

Operating income (loss):
U.S. dialysis	$471	$523	$501	$(52)	(9.9)%	$(30)	(6.0)%
Other - ancillary services	(7)	(40)	(98)	33	82.5%	91	92.9%
Corporate administrative support	(26)	(73)	(25)	47	64.4%	(1)	(4.0)%
Operating income	$438	$410	$378	$28	6.8%	$60	15.9%

Adjusted operating income (loss)(1):
U.S. dialysis	$471	$523	$501	$(52)	(9.9)%	$(30)	(6.0)%
Other - ancillary services	(7)	(23)	(14)	16	69.6%	7	50.0%
Corporate administrative support	(26)	(38)	(25)	12	31.6%	(1)	(4.0)%
Adjusted operating income	$438	$461	$462	$(23)	(5.0)%	$(24)	(5.2)%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)	For a reconciliation of adjusted operating income (loss) by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

	Nine months ended		YTD Q3 2020 vs. YTD Q3 2019
	September 30, 2020	September 30, 2019	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$7,986	$7,876	$110	1.4%
Other - ancillary services	777	717	60	8.4%
Elimination of intersegment revenues	(117)	(104)	(13)	(12.5)%
Total consolidated revenues	$8,645	$8,490	$155	1.8%

Operating income (loss):
U.S. dialysis	$1,485	$1,417	$68	4.8%
Other - ancillary services	(49)	(170)	121	71.2%
Corporate administrative support	(123)	(66)	(57)	(86.4)%
Operating income	$1,313	$1,181	$132	11.2%

Adjusted operating income (loss)(1):
U.S. dialysis	$1,485	$1,417	$68	4.8%
Other - ancillary services	(33)	(46)	13	28.3%
Corporate administrative support	(88)	(66)	(22)	(33.3)%
Adjusted operating income	$1,364	$1,306	$58	4.4%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)	For a reconciliation of adjusted operating income (loss) by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

U.S. dialysis results of operations
Revenues:

	Three months ended			Q3 2020 vs. Q2 2020		Q3 2020 vs. Q3 2019
	September 30, 2020	June 30, 2020	September 30, 2019	Amount	Percent	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,694	$2,675	$2,691	$19	0.7%	$3	0.1%
Dialysis treatments	7,656,173	7,570,908	7,673,191	85,265	1.1%	(17,018)	(0.2)%
Average treatments per day	96,914	97,063	97,129	(149)	(0.2)%	(215)	(0.2)%
Treatment days	79.0	78.0	79.0	1.0	1.3%	—	—%
Average patient service revenue per treatment	$349.63	$352.26	$349.41	$(2.63)	(0.7)%	$0.22	0.1%
Normalized non-acquired treatment growth(1)	0.6%	1.6%	2.2%

(1)
Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.

	Nine months ended September 30,		YTD Q3 2020 vs. YTD Q3 2019
	2020	2019	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$7,986	$7,876	$110	1.4%
Dialysis treatments	22,740,403	22,491,237	249,166	1.1%
Average treatments per day	96,933	96,281	652	0.7%
Treatment days	234.6	233.6	1.0	0.4%
Average patient service revenue per treatment	$349.82	$349.26	$0.56	0.2%
U.S. dialysis revenues for the third quarter of 2020 increased from the second quarter of 2020 primarily due to an increase in dialysis treatments, partially offset by a decrease in our average patient service revenue per treatment. The increase in our U.S. dialysis treatments was primarily driven by volume growth from one additional treatment day. Our U.S. dialysis average patient service revenue per treatment was negatively impacted by lower commercial revenue per treatment, unfavorable changes in government payor mix and a decline in calcimimetics revenue per treatment, partially offset by an increase in inpatient dialysis service revenue and an increase in Medicare rates due to the temporary suspension of Medicare sequestration.
U.S. dialysis revenues for the third quarter of 2020 increased from the third quarter of 2019 primarily due to an increase in our average patient service revenue per treatment, partially offset by a decrease in dialysis treatments. Our U.S. dialysis average patient service revenue per treatment increased primarily due to an increase in inpatient dialysis revenue, as well as increases in Medicare rates due to the temporary suspension of Medicare sequestration and a base rate increase in 2020, partially offset by a decline in calcimimetics revenue per treatment and lower commercial revenue per treatment. Our U.S. dialysis treatments decreased primarily due to the deconsolidation of two dialysis partnerships, as described below under the heading "Equity investment income" and a decline in non-acquired dialysis treatments due to mortality.
U.S. dialysis revenues for the nine months ended September 30, 2020 increased from the nine months ended September 30, 2019 primarily due to an increase in dialysis treatments and an increase in our average patient service revenue per treatment. The increase in our U.S. dialysis treatments was driven by one additional treatment day in the nine months ended September 30, 2020 and acquired and non-acquired growth, partially offset by the deconsolidation of the two dialysis partnerships, as described below under the heading "Equity investment income". Our U.S. dialysis average patient service revenue per treatment increased driven by favorable changes in government and commercial revenue per treatment, including an increase in Medicare rates due to a base rate increase in 2020 and the temporary suspension of Medicare sequestration, as well as an increase in inpatient dialysis services revenue, partially offset by a decline in calcimimetics revenue per treatment.
In July 2020, CMS issued a proposed rule to update the Medicare ESRD Prospective Payment System payment rate and policies. Among other things, the proposed rule outlines the inclusion of calcimimetics in the ESRD bundled payment, the transitional drug add-on payment for certain new renal dialysis drugs and biological products, and amends the reporting measures in the ESRD Quality Incentive Program. CMS estimates that the overall impact of the proposed rule will increase ESRD facilities’ average reimbursement by 1.6% in 2021. CMS, through the Center for Medicare and Medicaid Innovation, published the final ESRD Treatment Choices mandatory payment model (ETC) on September 18, 2020. The ETC will be administered through CMMI and is proposed to launch in 30% of dialysis clinics across the country, with a currently listed implementation date of January 1, 2021.
Operating expenses and charges:

	Three months ended			Q3 2020 vs. Q2 2020		Q3 2020 vs. Q3 2019
	September 30, 2020	June 30, 2020	September 30, 2019	Amount	Percent	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,781	$1,802	$1,813	$(21)	(1.2)%	$(32)	(1.8)%
General and administrative(1)	303	210	235	93	44.3%	68	28.9%
Depreciation and amortization	148	148	148	—	—%	—	—%
Equity investment income	(9)	(8)	(5)	(1)	12.5%	(4)	80.0%
Total operating expenses and charges	$2,224	$2,152	$2,191	$72	3.3%	$33	1.5%
Patient care costs per treatment	$232.57	$238.02	$236.32	$(5.45)	(2.3)%	$(3.75)	(1.6)%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
General and administrative expenses for the three months ended September 30, 2020 includes advocacy costs of approximately $66 million to counter union policy efforts, including a California ballot initiative.

	Nine months ended September 30,		YTD Q3 2020 vs. YTD Q3 2019
	2020	2019	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$5,366	$5,396	$(30)	(0.6)%
General and administrative(1)	718	648	70	10.8%
Depreciation and amortization	443	433	10	2.3%
Equity investment income	(25)	(17)	(8)	(47.1)%
Total operating expenses and charges	$6,501	$6,459	$42	0.7%
Patient care costs per treatment	$235.97	$239.90	$(3.93)	(1.6)%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
General and administrative expenses for the nine months ended September 30, 2020 includes advocacy costs of approximately $67 million to counter union policy efforts, including a California ballot initiative.

Patient care costs. U.S. dialysis patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of compensation expenses including labor and benefits, pharmaceuticals, medical supplies and other operating costs of the dialysis centers.
U.S. dialysis patient care costs per treatment for the third quarter of 2020 decreased from the second quarter of 2020 primarily due to a decrease in COVID-19-related costs including compensation expense, and a decrease in pharmaceutical intensity. These decreases were partially offset by increases in health benefit expenses due to increased claims volume and other direct dialysis center operating expenses.
U.S. dialysis patient care costs per treatment for the third quarter of 2020 decreased from the third quarter of 2019 primarily due to a decrease in pharmaceutical unit costs and intensity, a decrease in other direct dialysis center operating expenses, as well as decreases in travel expense related to COVID-19, health benefit expenses due to reduced claims volume and payroll taxes. These decreases were partially offset by an increase in labor costs and costs related to COVID-19, including medical supplies.
U.S. dialysis patient care costs per treatment for the nine months ended September 30, 2020 decreased from the nine months ended September 30, 2019 primarily due to decreases in pharmaceutical unit costs, other direct dialysis center operating expenses, health benefit expenses due to reduced claims volume and travel expenses. These decreases were partially offset by an increase in labor costs and costs related to COVID-19, including compensation and medical supplies.
General and administrative expenses. U.S. dialysis general and administrative expenses from the third quarter of 2020 increased from the second quarter of 2020 primarily due to an increase in advocacy costs related to counter union policy efforts, including a California ballot initiative, as well as increases in contributions to our charitable foundation and compensation expense.
U.S. dialysis general and administrative expenses for the third quarter of 2020 increased from the third quarter of 2019 primarily due to an increase in advocacy costs, as described above, as well as increases in contributions to our charitable foundation and compensation expense. These increases were partially offset by decreases in long-term incentive compensation expense, travel expenses and professional fees.
U.S. dialysis general and administrative expenses for the nine months ended September 30, 2020 increased from the nine months ended September 30, 2019 due to an increase in advocacy costs, as described above, as well as increases in contributions to our charitable foundation and compensation expense including costs related to COVID-19. These increases were partially offset by decreases in travel expenses, long-term incentive compensation expense and health benefit expenses.
Depreciation and amortization. Depreciation and amortization expense is directly impacted by the number of dialysis centers we develop and acquire. U.S. dialysis depreciation and amortization expenses for the quarter ended September 30, 2020 compared to the quarters ended June 30, 2020 and September 30, 2019 was relatively flat, and increased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to growth in the number of dialysis centers we operate.
Equity investment income. U.S. dialysis equity investment income for the third quarter of 2020 increased from the second quarter of 2020 primarily due to an increase in the profitability of certain non-consolidated dialysis partnerships.
U.S. dialysis equity investment income for the third quarter of 2020 increased from the third quarter of 2019 primarily due to the deconsolidation of two of our near 50%-owned dialysis partnerships at year-end 2019, based on a reassessment of relative rights and powers over these partnerships. Our portion of these partnerships' earnings are now recognized in equity investment income. This increase also resulted from an increase in the profitability of certain other non-consolidated dialysis partnerships.
U.S. dialysis equity investment income for the nine months ended September 30, 2020 increased from the nine months ended September 30, 2019 primarily due to the deconsolidation of two dialysis partnerships at year-end 2019, as described above.
Operating income:

	Three months ended			Q3 2020 vs. Q2 2020		Q3 2020 vs. Q3 2019
	September 30, 2020	June 30, 2020	September 30, 2019	Amount	Percent	Amount	Percent
	(dollars in millions)
Operating income	$471	$523	$501	$(52)	(9.9)%	$(30)	(6.0)%

	Nine months ended September 30,		YTD Q3 2020 vs. YTD Q3 2019
	2020	2019	Amount	Percent
	(dollars in millions)
Operating income	$1,485	$1,417	$68	4.8%
U.S. dialysis operating income for the third quarter of 2020 decreased from the second quarter of 2020 primarily due to a decrease in our average patient service revenue per treatment, as described above, as well as increases in advocacy costs, contributions to our charitable foundation, health benefit expenses and other direct dialysis center operating expenses. Operating income was positively impacted by one additional treatment day and decreases in COVID-19-related costs and pharmaceutical intensity.
U.S. dialysis operating income for the third quarter of 2020 decreased from the third quarter of 2019 primarily due to a decrease in dialysis treatments, as described above, an increase in advocacy costs, a decline in calcimimetics margin and increases in COVID-19-related costs, labor costs and contributions to our charitable foundation. These decreases to operating income were partially offset by an increase in our average patient service revenue per treatment, as described above, a decrease in pharmaceutical unit costs and intensity, as well as decreases in other direct dialysis center operating expenses and health benefit expenses, long-term incentive compensation expense, travel expenses and professional fees.
U.S. dialysis operating income for the nine months ended September 30, 2020 increased from the nine months ended September 30, 2019 primarily due to one additional treatment day in the nine months ended September 30, 2020. The increase in operating income also resulted from an increase in our average patient service revenue per treatment, as described above, as well as decreases in pharmaceutical unit costs, health benefit expenses, other direct dialysis center operating expenses, travel expense and long-term incentive compensation. These increases to operating income were partially offset by an increase in advocacy costs, a decline in calcimimetics margin, an increase in COVID-19-related costs, including compensation expense, and an increase in contributions to our charitable foundation.
Other—Ancillary services
Our other operations include ancillary services which are primarily aligned with our core business of providing dialysis services to our network of patients. As of September 30, 2020, these consisted primarily of integrated care and disease management, ESRD seamless care organizations (ESCOs), clinical research programs and physician services, as well as our international operations. These ancillary services, including our international operations generated approximately $271 million and $777 million of revenues for the three and nine months ended September 30, 2020, respectively, representing approximately 9% of our consolidated revenues for each period. If any of our ancillary services or strategic initiatives, such as our international operations, are unsuccessful, it could have a negative impact on our business, results of operations, financial condition and cash flows, and we may determine to exit that line of business, which could result in significant termination costs. In addition, we have in the past and may in the future incur material restructuring, write-off or impairment charges on our investment in one or more of these ancillary services, including goodwill.
We expect to add additional service offerings to our business and to pursue additional strategic initiatives in the future as circumstances warrant, which could include, among other things, healthcare services not related to dialysis.
As of September 30, 2020, our international dialysis operations provided dialysis and administrative services through a total of 291 outpatient dialysis centers located in nine countries outside of the United States.
Ancillary services results of operations

	Three months ended			Q3 2020 vs. Q2 2020		Q3 2020 vs. Q3 2019
	September 30, 2020	June 30, 2020	September 30, 2019	Amount	Percent	Amount	Percent
	(dollars in millions)
Revenues:
U.S. ancillary	$125	$116	$118	$9	7.8%	$7	5.9%
International	147	129	131	18	14.0%	16	12.2%
Total ancillary services revenues	$271	$245	$248	$26	10.6%	$23	9.3%

Operating (loss) income:
U.S. ancillary	$(14)	$(41)	$(15)	$27	65.9%	$1	6.7%
International(1)	7	1	(83)	6	600.0%	90	108.4%
Total ancillary services operating loss	$(7)	$(40)	$(98)	$33	82.5%	$91	92.9%

Adjusted operating (loss) income(2):
U.S. ancillary	$(14)	$(25)	$(15)	$11	44.0%	$1	6.7%
International(1)	7	1	1	6	600.0%	6	600.0%
Total ancillary services adjusted operating loss	$(7)	$(23)	$(14)	$16	69.6%	$7	50.0%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
The reported operating income (loss) and adjusted operating income (loss) for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019, include approximately $(3) million, $(4) million and $3 million, respectively, of foreign currency (losses) gains.

(2)	For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of non-GAAP measures" section below.

	Nine months ended September 30,		YTD Q3 2020 vs. YTD Q3 2019
	2020	2019	Amount	Percent
	(dollars in millions)
Revenues:
U.S. ancillary	$365	$341	$24	7.0%
International	412	376	36	9.6%
Total ancillary services revenues	$777	$717	$60	8.4%

Operating (loss) income:
U.S. ancillary	$(74)	$(45)	$(29)	(64.4)%
International(1)	25	(125)	150	120.0%
Total ancillary services operating (loss) income	$(49)	$(170)	$121	71.2%

Adjusted operating (loss) income(2):
U.S. ancillary	$(58)	$(45)	$(13)	(28.9)%
International(1)	25	—	25
Total ancillary services adjusted operating loss	$(33)	$(46)	$13	28.3%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
The reported operating income (loss) and adjusted operating income (loss) for the nine months ended September 30, 2020 and September 30, 2019, include approximately $3 million and $2 million, respectively, of foreign currency gains.

(2)	For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of non-GAAP measures" section below.
Revenues:
U.S. ancillary services revenues for the third quarter of 2020 increased from the second quarter of 2020 due to an increase in revenue in our integrated care and disease management business, primarily due to revenue increases in our special needs plans and ESCO business, partially offset by a decrease in revenues due to the sale of RMS Lifeline, Inc. (Lifeline), as described below. In addition, international revenues for the third quarter of 2020 increased from the second quarter of 2020 primarily due to acquired treatment growth.
U.S. ancillary services revenues for the third quarter of 2020 increased from the third quarter of 2019 due to an increase in revenues at our integrated care and disease management business, primarily due to revenue increases in our special needs plans, as well as an increase in revenues in our ESCO and physician services businesses. These increases were partially offset by a decrease in revenues due to the sale of Lifeline, as described below, and a decrease in revenue in our clinical research programs. Our international revenues for the third quarter of 2020 increased from the third quarter of 2019 primarily due to acquired treatment growth.
U.S. ancillary services and international revenues for the nine months ended September 30, 2020 increased from the nine months ended September 30, 2019 for the same reasons discussed in our comparison of the third quarter of 2020 to third quarter of 2019 above.
Charges impacting operating loss:
Loss on changes in ownership interests, net. We sold 100% of the stock of Lifeline, our vascular access business, effective May 1, 2020 and recognized a loss of approximately $16 million on this transaction.
Goodwill impairment charges. During the three and nine months ended September 30, 2019, we recognized goodwill impairment charges of $84 million and $125 million, respectively, in our international reporting units. See further discussion of these impairment charges and our reporting units that remain at risk of goodwill impairment in Note 6 to the condensed consolidated financial statements.

Operating loss and adjusted operating loss:
U.S. ancillary services operating loss and adjusted operating loss for the third quarter of 2020 decreased from the second quarter of 2020. The decrease in operating loss was impacted by the loss on sale of Lifeline, as described above. In addition, both operating loss and adjusted operating loss benefited from increases in revenue in our integrated care and disease management and ESCO businesses, and a decrease in professional fees in our ESCO business, partially offset by an increase in medical costs in our integrated care and disease management business. International operating income for the third quarter of 2020 increased from the second quarter of 2020 primarily driven by volume growth from one additional treatment day and acquisition-related growth in our international business.
U.S. ancillary services operating loss for the third quarter of 2020 was relatively flat as compared to the third quarter of 2019, primarily from an increase in operating results in our ESCO businesses offset by a decrease in operating results in our clinical research programs. International operating results and adjusted operating results for the third quarter of 2020 increased compared to the third quarter of 2019. International operating results for the third quarter of 2019 were impacted by goodwill impairment charges, described above, and both operating results and adjusted operating results benefited primarily from acquisition-related growth.
U.S. ancillary services operating loss and adjusted operating loss for the nine months ended September 30, 2020 increased from the nine months ended September 30, 2019. This increase in operating loss was impacted by the loss on sale of Lifeline, as described above. In addition, both operating loss and adjusted operating loss were negatively impacted by an increase in medical costs in our integrated care and disease management business partially offset by an increase in revenue in our integrated care and disease management business. International operating results and adjusted operating results for the nine months ended September 30, 2020 increased from the nine months ended September 30, 2019. International operating results for the nine months ended September 30, 2019, were impacted by goodwill impairment charges, as described above, and both operating results and adjusted operating results benefited primarily from acquisition-related growth and the timing of certain other periodic expenses.
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

	Three months ended			Q3 2020 vs. Q2 2020		Q3 2020 vs. Q3 2019
	September 30, 2020	June 30, 2020	September 30, 2019	Amount	Percent	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(26)	$(73)	$(25)	$47	64.4%	$(1)	(4.0)%
Adjusted corporate administrative support(1)	$(26)	$(38)	$(25)	$12	31.6%	$(1)	(4.0)%

	Nine months ended		YTD Q3 2020 vs. YTD Q3 2019
	September 30, 2020	September 30, 2019	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(123)	$(66)	$(57)	(86.4)%
Adjusted corporate administrative support(1)	$(88)	$(66)	$(22)	(33.3)%

(1)	For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of non-GAAP measures" section below.
Charges impacting corporate administrative support:
Accruals for legal matters. During the second quarter of 2020, we recorded a net charge for legal matters of $35 million which is included in general and administrative expenses.
Corporate administrative support expenses for the quarter ended September 30, 2020 compared to the quarter ended June 30, 2020 were impacted by accruals for legal matters, as described above, and a decrease in severance accruals recorded in the second quarter of 2020 associated with our senior executive leadership transition. Corporate administrative support expenses for the third quarter of 2020 increased from the third quarter of 2019 primarily due to an increase in compensation expense.
Corporate administrative support expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 were impacted by accruals for legal matters, as described above, and an increase in severance accruals recorded in the second quarter of 2020 associated with our senior executive leadership transition as well as an increase in long-term compensation expense.
Corporate-level charges

	Three months ended			Q3 2020 vs. Q2 2020		Q3 2020 vs. Q3 2019
	September 30, 2020	June 30, 2020	September 30, 2019	Amount	Percent	Amount	Percent
	(dollars in millions)
Debt expense	$(74)	$(81)	$(89)	$(7)	(8.6)%	$(15)	(16.9)%
Debt prepayment, refinancing and redemption charges	$(86)	$—	$(21)	$86		$65	309.5%
Other income, net	$5	$10	$5	$(5)	(50.0)%	$—	—%
Effective income tax rate	23.2%	24.6%	23.8%		(1.4)%		(0.6)%
Effective income tax rate from continuing operations attributable to DaVita Inc.(1)	29.2%	29.2%	30.3%		—%		(1.1)%
Net income attributable to noncontrolling interests	$(59)	$(53)	$(58)	$6	11.3%	$1	1.7%

	Nine months ended September 30,		YTD Q3 2020 vs. YTD Q3 2019
	2020	2019	Amount	Percent
	(dollars in millions)
Debt expense	$(244)	$(352)	$(108)	(30.7)%
Debt prepayment, refinancing and redemption charges	$(89)	$(33)	$56	169.7%
Other income, net	$11	$18	$(7)	(38.9)%
Effective income tax rate	24.3%	24.3%		—%
Effective income tax rate from continuing operations attributable to DaVita Inc.(1)	28.9%	29.8%		(0.9)%
Net income attributable to noncontrolling interests	$(160)	$(152)	$8	5.3%

(1)	For a reconciliation of our effective income tax rate from continuing operations attributable to DaVita Inc., see "Reconciliations of non-GAAP measures" section below.
Debt expense
Debt expense for the third quarter of 2020 decreased compared to the second quarter of 2020, as a result of refinancing our 5 ⅛% senior notes and 5% senior notes with lower cost debt, and a reduction in the LIBOR component of the interest rate on debt under our senior secured credit facilities.
Debt expense for the third quarter of 2020 decreased compared to the third quarter of 2019 primarily due to a decrease in our overall weighted average effective interest rate on our debt, including as a result of refinancing our 5 ⅛% senior notes and 5% senior notes with lower cost debt, a reduction in the LIBOR component of the interest rate on debt under our senior secured credit facilities and a repricing of the interest rate margin applicable to the Term Loan B component of our senior secured credit facilities.
Debt expense for the nine months ended September 30, 2020 decreased compared to the nine months ended September 30, 2019 for the same reasons described above and from a net reduction in our average debt outstanding.

Our overall weighted average effective interest rate for the third quarter of 2020 was 3.31% compared to 3.64% for the second quarter of 2020 and 5.09% in the third quarter of 2019. See Note 8 to the condensed consolidated financial statements for further information on the components of our debt.
Debt prepayment, refinancing and redemption charges
Debt prepayment, refinancing and redemption charges were $86 million and $89 million in the three and nine months ended September 30, 2020, respectively, as a result of the redemption in full of our $1.75 billion aggregate principal amount outstanding of 5 ⅛% senior notes and $1.50 billion aggregate principal amount outstanding of 5% senior notes. The charges recognized in the three and nine months ended September 30, 2020 represented debt redemption premium charges and deferred financing cost write-offs associated with our prior senior note debt that was paid in full. In addition, the nine months ended September 30, 2020 also includes $3 million of refinancing charges comprised partially of fees incurred on the repricing of our Term Loan B and partially of deferred financing costs written off for the portion of this debt considered extinguished and reborrowed. See further discussion in Note 8 to the condensed consolidated financial statements.
Other income
Other income consists primarily of interest income on cash and cash equivalents and short- and long-term investments, realized and unrealized gains and losses recognized on investments, and foreign currency transaction gains and losses.
Other income decreased for the third quarter of 2020 compared to the second quarter of 2020 primarily due to a decrease in gains recognized on foreign currency transactions and investments, and a decrease in interest income. Other income for the third quarter of 2020 compared to the third quarter of 2019 was relatively flat due to a decrease in interest income offset by an increase in gains recognized on foreign currency transactions and investments. Other income decreased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a decrease in interest income and an increase in losses recognized on foreign currency transactions.
Effective income tax rate
The effective income tax rate for the third quarter of 2020 decreased compared to the second quarter of 2020 primarily due to an increase in the percentage of our earnings attributable to non-controlling interests for non-income tax paying entities. The effective income tax rate from continuing operations attributable to DaVita Inc. for the third quarter of 2020 was flat compared to the second quarter of 2020.
The effective income tax rate and effective income tax rate from continuing operations attributable to DaVita Inc. for the third quarter of 2020 decreased compared to the third quarter of 2019 primarily due to goodwill impairment charges recognized during 2019, partially offset by increased nondeductible advocacy spend in 2020
The effective income tax rate for the nine months ended September 30, 2020 was flat compared to the nine months ended September 30, 2019. The effective income tax rate from continuing operations attributable to DaVita Inc. for the nine months ended September 30, 2020 decreased compared to the nine months ended September 30, 2019 primarily due to goodwill impairment charges recognized in 2019 and a decrease in our estimated state tax rate, partially offset by increased nondeductible advocacy spend in 2020.
Net income attributable to noncontrolling interests
The increase in net income attributable to noncontrolling interests for the third quarter of 2020 compared to the second quarter of 2020 was primarily due to improved earnings at certain U.S. dialysis partnerships, partially offset by a decrease in reimbursements we made to certain of our U.S. dialysis partnerships for certain COVID-19-related expenses in the second quarter of 2020. The increase in net income attributable to noncontrolling interests for the third quarter of 2020 compared to the third quarter of 2019 was primarily due to improved earnings at certain U.S. dialysis partnerships. The increase in net income attributable to noncontrolling interests for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to improved earnings at certain U.S. dialysis partnerships, including, among other things, reimbursements we made to certain of our U.S. dialysis partnerships for certain COVID-19-related expenses.
Accounts receivable
Our consolidated accounts receivable balances at September 30, 2020 and December 31, 2019 were $1.804 billion and $1.796 billion, respectively, representing approximately 57.5 and 57.8 days sales outstanding (DSO), respectively, net of allowances for uncollectible accounts. Consolidated DSO was relatively flat due to improved collections from certain payors offset by a delay in billing to certain other payors. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes in the third quarter of 2020 from the second quarter of 2020 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.
Liquidity and capital resources
The following table shows the summary of our major sources and uses of cash, cash equivalents and restricted cash:

	Nine months ended September 30,		YTD Q3 2020 vs. YTD Q3 2019
	2020	2019(1)	Amount	Percent
	(dollars in millions)
Net cash provided by operating activities:
Net income	$760	$718	$42	5.8%
Non-cash items in net income	826	788	38	4.8%
Other working capital changes	(71)	(89)	18	(20.2)%
Other	(21)	(25)	4	(16.0)%
	$1,494	$1,392	$102	7.3%

Net cash (used in) provided by investing activities:
Capital expenditures:
Routine maintenance/IT/other	$(239)	$(245)	$6	(2.4)%
Development and relocations	(211)	(302)	91	(30.1)%
Acquisition expenditures	(113)	(77)	(36)	46.8%
Proceeds from sale of self-developed properties	79	38	41	107.9%
DMG sale net proceeds received at closing, net of DMG cash divested	—	3,825	(3,825)	(100.0)%
Other	(4)	(105)	101	(96.2)%
	$(487)	$3,134	$(3,621)	(115.5)%

Net cash (used in) provided by financing activities:
Debt issuances net of (payments) and financing costs	$(207)	$(2,050)	$1,843	(89.9)%
Distributions to noncontrolling interest	(179)	(157)	(22)	14.0%
Contributions from noncontrolling interest	33	44	(11)	(25.0)%
Share repurchases	(1,026)	(1,837)	811	(44.1)%
Other	(3)	(4)	1	(25.0)%
	$(1,382)	$(4,004)	$2,622	(65.5)%

Total number of shares repurchased	12,283,977	32,651,726	(20,367,749)	(62.4)%

Free cash flow from continuing operations(2)	$977	$711	$266	37.4%
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

(1)	Represents consolidated cash flow activity, including cash flows related to discontinued operations.

(2)	For a reconciliation of our free cash flow from continuing operations, see "Reconciliations of Non-GAAP measures" section below.
Consolidated cash flows
Consolidated cash flows from operating activities during the nine months ended September 30, 2020 were $1.494 billion, all of which were from continuing operations, compared to consolidated operating cash flows for the nine months ended September 30, 2019 of $1.392 billion, of which $1.295 billion were from continuing operations. The increase in operating cash flows from continuing operations was primarily driven by an increase in operating results for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, including a reduction in debt expense as discussed above, as well as the timing of working capital items.
Free cash flow from continuing operations during the nine months ended September 30, 2020 increased from the nine months ended September 30, 2019 primarily due to an increase in net cash provided by operating activities, as described above, a decrease in capital expenditures and an increase in proceeds from the sale of self-developed properties partially offset by an increase in net distributions to noncontrolling interests.

Other significant sources of cash included issuances of $1.50 billion in aggregate principal amount of 3 ¾% senior notes due 2031 in August 2020 and $1.75 billion in aggregate principal amount of 4 ⅝% senior notes due 2030 in June 2020, as well as a draw of $500 million on our revolving line of credit in the first quarter of 2020. Other significant uses of cash included the subsequent redemptions in full of $1.50 billion in aggregate principal amount of 5% senior notes due 2025 in August 2020 and $1.75 billion in aggregate principal amount of 5 ⅛% senior notes due 2024 in July 2020, as well as the repayment in full of borrowings under our revolving line of credit in the second quarter of 2020. Other net debt payments during the nine months ended September 30, 2020 primarily consisted of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $33 million on Term Loan A and $21 million on Term Loan B-1 and additional required principal payments under other debt arrangements. In addition, we incurred bond issuance costs of approximately $38 million, debt redemption premium charges related to the redemption of our senior notes due in 2024 and 2025 of approximately $67 million and the repricing of our Term Loan B of approximately $3 million in cash. See further discussion in Note 8 to the condensed consolidated financial statements related to debt financing activities. Cash flows used for share repurchases decreased in the nine months ended September 30, 2020 compared to the same period of 2019 primarily due to the smaller size of the Tender Offer in 2020 compared to the Tender Offer in 2019.
By comparison, the same period in 2019 included the receipt of $4.465 billion in preliminary net cash proceeds from Optum at close of the DMG sale, or $3.825 billion net of cash and restricted cash included in DMG net assets sold, and net payments of $2.050 billion on debt in the nine months ended September 30, 2019. Net debt payments primarily consisted of the mandatory prepayments of term debt under our senior secured credit facility funded by all of the net proceeds from the DMG sale, redemption of our senior notes due in 2022, net of funding from our senior secured credit facility and advances on our revolving line of credit.
Dialysis center capacity and growth
The table below shows the growth in our dialysis operations by number of dialysis centers owned or operated:

	U.S.				International
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Number of centers operated at beginning of period	2,795	2,723	2,753	2,664	287	248	259	241
Acquired centers	5	2	8	7	11	2	36	9
Developed centers	17	24	67	84	1	1	5	1
Net change in non-owned managed or administered centers(1)	—	—	—	(1)	(7)	(1)	(6)	(1)
Sold and closed centers(2)	(1)	(3)	(5)	(6)	—	(1)	—	(1)
Closed centers(3)	(7)	(10)	(14)	(12)	(1)	—	(3)	—
Number of centers operated at end of period	2,809	2,736	2,809	2,736	291	249	291	249

(1)
Represents dialysis centers which we manage or provide administrative services to but in which we own a noncontrolling equity interest or which are wholly-owned by third parties, including our Asia Pacific joint venture centers.

(2)	Represents dialysis centers that were sold and/or closed for which patients were not retained.

(3)	Represents dialysis centers that were closed for which the majority of patients were retained and transferred to one of our other existing outpatient dialysis centers.

Stock repurchases
The following table summarizes our common stock repurchases during the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(dollars in millions, except for per share data)
Open market repurchases:
Shares	250,000	8,789,775	4,302,298	10,849,751
Amount paid	$21	$514	$324	$626
Average paid per share	$85.04	$58.49	$75.40	$57.72

Tender Offer(1):
Shares	7,981,679	21,801,975	7,981,679	21,801,975
Amount paid	$704	$1,234	$704	$1,234
Average paid per share	$88.22	$56.60	$88.22	$56.60

Total:
Shares	8,231,679	30,591,750	12,283,977	32,651,726
Amount paid	$725	$1,748	$1,029	$1,860
Average paid per share	$88.13	$57.14	$83.73	$56.97

(1)
The aggregate amount paid for shares repurchased pursuant to our Tender Offers during the three and nine months ended September 30, 2020 and 2019 includes their clearing prices of $88.00 and $56.50 per share, respectively, plus related fees and expenses of $1.8 million and $2.1 million, respectively.

See further discussion on our stock repurchases in Note 12 to the condensed consolidated financial statements.
Available liquidity
As of September 30, 2020, we had an undrawn $1.0 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, and there are currently no letters of credit outstanding under this facility. We separately have approximately $65 million of outstanding letters of credit under a separate bilateral secured letter of credit facility. We may from time to time seek to obtain funds or refinance existing debt through additional debt financings or other capital alternatives.
See Note 8 to the condensed consolidated financial statements for components of our long-term debt and their interest rates.
The COVID-19 pandemic and efforts to prevent its spread have dramatically reduced global economic activity and driven increased volatility in the financial markets. We have maintained business process continuity during the COVID-19 pandemic by enabling most back office teammates to work remotely, and as of the date of this report, we have not experienced material deterioration in our liquidity position as a result of the COVID-19 crisis. In addition, we elected not to accept approximately $250 million in funds available to us through the CARES Act Provider Relief Fund and returned the funds we received in May 2020. There can be no assurance that we will be able to continue to forgo the receipt of financial or other assistance under the CARES Act or similar subsequent legislation or that similar assistance will be available from the government if we have a need for such assistance in the future. The ultimate impact of the pandemic will depend on future developments that are highly uncertain and difficult to predict.
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

Reconciliations of non-GAAP measures
The following tables provide reconciliations of adjusted operating income (loss) to operating income (loss) as presented on a U.S. generally accepted accounting principles (GAAP) basis for our U.S. dialysis reportable segment as well as for our U.S. ancillary services, our international business, and for our total ancillary services which combines them and is disclosed as our other segments category. These non-GAAP or “adjusted” measures are presented because management believes these measures are useful adjuncts to, but not alternatives for, our GAAP results.
Specifically, management uses adjusted operating income (loss) to compare and evaluate our performance period over period and relative to competitors, to analyze the underlying trends in our business, to establish operational budgets and forecasts and for incentive compensation purposes. We believe this non-GAAP measure is also useful to investors and analysts in evaluating our performance over time and relative to competitors, as well as in analyzing the underlying trends in our business. We also believe this presentation enhances a user's understanding of our normal operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations.
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

	Three months ended September 30, 2020
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$471	$(14)	$7	$(7)	$(26)	$438
Loss on changes in ownership interests, net	—	—	—	—	—	—
Accrual for legal matters	—	—	—	—	—	—
Adjusted operating income (loss)	$471	$(14)	$7	$(7)	$(26)	$438
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Three months ended June 30, 2020
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$523	$(41)	$1	$(40)	$(73)	$410
Loss on changes in ownership interests, net	—	16	—	16	—	16
Accrual for legal matters	—	—	—	—	35	35
Adjusted operating income (loss)	$523	$(25)	$1	$(23)	$(38)	$461
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Three months ended September 30, 2019
	U.S. dialysis	Ancillary services			Corporate administration	Consolidated
		U.S.	International	Total
	(dollars in millions)
Operating income (loss)	$501	$(15)	$(83)	$(98)	$(25)	$378
Goodwill impairment	—	—	84	84	—	84
Adjusted operating income (loss)	$501	$(15)	$1	$(14)	$(25)	$462
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Nine months ended September 30, 2020
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$1,485	$(74)	$25	$(49)	$(123)	$1,313
Loss on changes in ownership interests, net	—	16	—	16	—	16
Accrual for legal matters	—	—	—	—	35	35
Adjusted operating income (loss)	$1,485	$(58)	$25	$(33)	$(88)	$1,364
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Nine months ended September 30, 2019
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$1,417	$(45)	$(125)	$(170)	$(66)	$1,181
Goodwill impairment	—	—	125	125	—	125
Adjusted operating income (loss)	$1,417	$(45)	$—	$(46)	$(66)	$1,306
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Three months ended			Nine months ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(dollars in millions)
Income from continuing operations before income taxes	$283	$338	$274	$991	$813
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(59)	(53)	(59)	(161)	(151)
Income from continuing operations before income taxes attributable to DaVita Inc.	$224	$285	$215	$830	$662
Income tax expense for continuing operations	$66	$83	$65	$241	$198
Less: Income tax attributable to noncontrolling interests	—	—	—	—	(1)
Income tax expense from continuing operations attributable to DaVita Inc.	$65	$83	$65	$240	$197
Effective income tax rate on income from continuing operations attributable to DaVita Inc.	29.2%	29.2%	30.3%	28.9%	29.8%
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Nine months ended
	September 30, 2020	September 30, 2019
	(dollars in millions)
Net cash provided by continuing operating activities	$1,494	$1,295
Less: Distributions to noncontrolling interests	(179)	(157)
Plus: Contributions from noncontrolling interests	33	44
Cash provided by continuing operating activities attributable to DaVita Inc.	1,348	1,182
Less: Expenditures for routine maintenance and information technology	(239)	(225)
Less: Expenditures for development	(211)	(284)
Plus: Proceeds from sale of self-developed properties	79	38
Free cash flow from continuing operations	$977	$711
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
The following is a summary of these off-balance sheet contractual obligations and commitments as of September 30, 2020 (in millions):

	Remainder of 2020	2021-2023	2024-2025	After 5 years	Total
Potential cash requirements under other commitments:
Letters of credit	$65	$—	$—	$—	$65
Noncontrolling interests subject to put provisions	866	239	115	84	1,304
Non-owned and minority owned put provisions	99	5	—	—	104
Operating capital advances	—	3	2	4	9
Purchase commitments	86	717	—	—	803
	$1,116	$964	$117	$88	$2,285
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
Settlements of existing income tax liabilities for unrecognized tax benefits of approximately $87 million, including interest, penalties and other long-term tax liabilities, are excluded from the table above as reasonably reliable estimates of their timing cannot be made.
New Accounting Standards
See discussion of new accounting standards in Note 20 to the condensed consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest rate and foreign currency sensitivity
There has been no material change in the nature of the Company's interest rate risks or foreign currency exchange risks from those described in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.
The tables below provide information about our financial instruments that are sensitive to changes in interest rates as of September 30, 2020. For further information on the components of the Company's long-term debt and their interest rates, see Note 8 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q at Part I Item 1.

									Average interest rate
	Expected maturity date									Fair Value(1)
	2020	2021	2022	2023	2024	2025	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$8	$27	$35	$48	$28	$29	$3,444	$3,619	4.33%	$3,339
Variable rate	$44	$122	$136	$180	$1,393	$35	$2,582	$4,492	2.13%	$4,434

(1)	Represents the fair value of the Company’s long-term debt excluding financing leases. See Note 8 to the condensed consolidated financial statements for further details.

	Notional Amount	Contract maturity date								Fair Value
		2020	2021	2022	2023	2024	2025	Thereafter	Receive variable
	(dollars in millions)
2019 cap agreements	$3,500	$—	$—	$—	$—	$3,500	$—	$—	LIBOR above 2.0%	$2.5
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
For example, the government response to the COVID-19 pandemic has been wide-ranging and will continue to develop over time. We believe that associated changes to federal and state laws, regulations and requirements may continue to impact our business in a variety of ways, including with respect to the availability of government financial assistance, social distancing guidelines and other requirements for and/or restrictions on business operations, and temporary regulatory waivers or other changes to regulatory operating guidance at our clinics. Certain temporary changes made in response to the COVID-19 pandemic could become permanent, which could have an adverse impact on our business. For additional detail on the risks we face associated with the ongoing COVID-19 pandemic, see the discussion under the heading “Company Overview--COVID-19 and its impact on our business” above and the risk factor in our Q1 10-Q, under the heading “We face various risks related to the dynamic and rapidly evolving novel coronavirus pandemic, any of which may have a material adverse impact on us.”
In addition, the regulatory framework of the Patient Protection and Affordable Care Act and the Health Care Reconciliation Act of 2010, as amended (collectively, the ACA), and other healthcare reforms continues to evolve as a result of executive, legislative, regulatory and administrative developments and judicial proceedings. As such, there remains considerable uncertainty surrounding the continued development of the ACA and related regulations, programs and models, as well as similar healthcare reform measures or other changes that may be enacted at the federal and/or state level. There have been multiple attempts to repeal or amend the ACA through legislative action and legal challenges, and the most recent challenge is currently before the U.S. Supreme Court. Recent changes to the composition of the Supreme Court may increase the likelihood that the ACA is repealed or impacted in some manner. In the event the ACA is repealed or significantly altered, it would impact our business in a number of ways, some of which may be material. For example, if an ACA repeal ends Medicaid expansion it could have an adverse impact on coverage available to our patients and if the repeal impacts the Center for Medicare and Medicaid Innovation’s (CMMI’s) authority to implement innovative payment models, we may lose the investment of the resources we have dedicated to those programs. In addition, our revenue and operating income levels are highly sensitive to the percentage of our patients with higher-paying commercial health insurance and any legislative, regulatory or other changes that decrease the accessibility and availability, including the duration, of commercial insurance may have a material adverse impact on our business. The ACA's health insurance exchanges, which provide a marketplace for eligible individuals and small employers to purchase health insurance, initially increased the accessibility and availability of commercial insurance. In the event the exchange markets are significantly impaired as a result of legislative developments or other changes, or if the ACA is repealed in its entirety, it may adversely impact the percentage of our patients with higher-paying commercial health insurance, particularly if patients impacted by the pandemic-related high unemployment levels are unable to turn to the exchanges as an alternative to employer-based coverage.

While there may be material changes to the healthcare environment in the future, including, without limitation, as a result of potential changes to the political environment in connection with the current election year or otherwise, any specific changes and their timing are uncertain. Nevertheless, previously enacted reforms and potential future changes, including among others, any changes in legislation, regulation or market conditions in connection with or resulting from the upcoming elections, could have a material adverse effect on our business, results of operations, financial condition and cash flows. The future of the ACA and other proposed legislative developments or administrative decisions, such as moving to a universal health insurance or "single payor" system whereby health insurance is provided to all Americans by the government under government programs, the availability of a “public health insurance option” similar to Medicare, changes to the eligibility age for Medicare beneficiaries, or the lowering or elimination of cost-sharing reduction subsidies under the ACA, could impact the percentage of our patients with higher-paying commercial health insurance, impact the scope of coverage under commercial health plans and increase our expenses, among other things. Although we cannot predict the short- or long-term effects of legislative or regulatory changes or the potential outcome or impact of the upcoming elections, we believe that future market changes could result in, among other things, more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. To the extent that changes in statutes, regulations or related guidance or changes in other market conditions result in a reduction in the percentage of our patients with commercial insurance, limit the scope or nature of coverage through the exchanges or other health insurance programs or otherwise reduce reimbursement rates for our services from commercial and/or government payors, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. For additional information on the impact of legislative or regulatory changes on the percentage of our patients with commercial insurance, see the risk factor in our 10-K under the heading "If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows."
Changing legislation and other regulatory and executive developments, including those related to the ACA, have led to the emergence of new models of care and other initiatives in both the government and private sector. Any failure on our part to adequately implement strategic initiatives to adjust to these marketplace developments could have a material adverse impact on our business. For example, the administration’s July 10, 2019 executive order (2019 Executive Order) related to kidney care directed CMS to create payment models to evaluate the effects of creating payment incentives for the greater use of home dialysis and kidney transplants for those already on dialysis. To this end, CMS, through CMMI, published the final ESRD Treatment Choices mandatory payment model (ETC) on September 18, 2020. The ETC will be administered through CMMI and is proposed to launch in 30% of dialysis clinics across the country, with a currently listed implementation date of January 1, 2021. We support the administration’s emphasis on, and encouragement of, home dialysis and kidney transplant; however, we believe that the ETC could have an adverse effect on our business, results of operations, financial condition and cash flows. With home dialysis as a focus of the ETC model and the industry generally, any failure to successfully implement our strategy or build on our abilities to offer home dialysis options could have a material adverse impact on our business, results of operation, financial condition and cash flows. For additional detail on the risks related to our home dialysis services, see the discussion in our 10-K under the heading "If we are not able to successfully implement our strategy with respect to home-based dialysis, including maintaining and further developing our capabilities in a complex and highly regulated environment, it could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation."
In connection with the 2019 Executive Order, CMS also announced the implementation of four voluntary payment models with the stated goal of helping healthcare providers reduce the cost and improve the quality of care for patients with late-stage chronic kidney disease and ESRD. CMS has stated these payment models are aimed to prevent or delay the need for dialysis and encourage kidney transplantation. These payment models have a scheduled commencement date of April 2021, but applicants now have the option to delay implementation until January 2022. Though we have applied for, and been provisionally accepted to participate in certain of these voluntary models, we continue to assess these models and their viability for us and the industry. These voluntary models continue CMMI’s prior work with various healthcare providers to develop, refine and implement Accountable Care Organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries, including, without limitation, the Comprehensive ESRD Care Model (CEC Model) (which includes the development of end stage renal disease (ESRD) Seamless Care Organizations), the Duals Demonstration, and other models. We are currently participating in the CEC Model with CMMI, including with organizations in Arizona, Florida, and adjacent markets in New Jersey and Pennsylvania. We may choose to participate in additional models either as a partner with other providers or independently. Even in areas where we are not directly participating in these or other CMMI models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO's, another ESRD Care Model's, or other program's calculations.
In addition to the aforementioned new models of care, federal bipartisan legislation related to full capitation demonstration for ESRD was proposed in late 2017 and formally introduced into Congress in September 2020. As proposed, this legislation, the BETTER Kidney Care Act, would build on prior coordinated care models, such as the CEC Model, and would establish a demonstration program for the provision of integrated care to Medicare fee-for-service dialysis and transplant patients. We have made and continue to make investments in building our integrated care capabilities, but there can be no assurances that initiatives such as this or similar legislation will be passed into law, and the ongoing COVID-19 pandemic may delay the progress of such initiatives. If such legislation is passed, there can be no assurances that we will be able to successfully execute on the required strategic initiatives that would allow us to provide a competitive and successful integrated care program on the broader scale contemplated by this legislation, and in the desired time frame. Additionally, the ultimate terms and conditions of any such potential legislation remain unclear. For example, our costs of care could exceed our associated reimbursement rates under such legislation. The new and evolving landscape for integrated kidney care also has led to opportunities with relative ease of entry for certain smaller and/or non-traditional providers, which may be enhanced by the ongoing global health crisis, and we may be competing with them for patients in an asymmetrical environment with respect to data and/or regulatory requirements given our status as an ESRD service provider. For additional detail on our evolving competitive environment, see the risk factor in our 10-K under the heading "If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors, it could materially adversely affect our business, results of operations, financial condition and cash flows." In general, if we are unable to efficiently adjust to these and other new models of care, it may, among other things, erode our patient base or reimbursement rates, which could have a material adverse impact on our business, results of operation, financial condition and cash flows.
CMS has also issued final rules related to the 21st Century Cures Act (the Cures Act). The Cures Act included a provision that, effective January 1, 2021, will allow Medicare-eligible beneficiaries with ESRD to choose coverage under a Medicare Part C Medicare Advantage (MA) managed care plan. This provision could broaden access to certain enhanced benefits offered by MA plans. MA plans usually provide reimbursement to us at a negotiated rate that is generally higher than Medicare fee-for-service rates. We continue to evaluate the potential impact of this change in benefit eligibility, as there is significant uncertainty as to how many or which newly eligible ESRD patients will seek to enroll in MA plans for their ESRD benefits and how quickly any such changes would occur. This uncertainty may be heightened by components of the aforementioned final rules, which include a provision that, among other things, removes the objective time and distance standards relating to network adequacy for outpatient dialysis centers for MA plans. The removal of these standards could result in MA plans seeking to limit provider networks available to dialysis patients. We joined a legal challenge contesting the removal of these objective time and distance standards, but if these rules remain implemented as proposed, MA plans could attempt to limit the number of in-network dialysis alternatives available to patients, which may in turn adversely impact the number of ESRD patients that select MA plans and also may result in the Company not being an in-network provider for significant MA plans. If kidney patients choose not to enroll in MA plans or choose to leave MA plans, whether due to network adequacy standards or otherwise, or if we fail to provide education to kidney patients in the manner specified by CMS, we could be subject to certain clinical, operational, financial and legal risks, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, we continuously negotiate existing and potential new agreements with commercial payors who aggressively negotiate terms with us, and if we fail to maintain contracts with payors with competitive terms, either with respect to MA plans or otherwise, including, without limitation, reimbursement rates, scope and duration of coverage and in-network benefits, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The Cures Act also includes provisions related to data interoperability, information blocking, and patient access. CMS and the Office of the National Coordinator for Health Information Technology (ONC) recently issued final rules related to these provisions, which include, among other things, requirements surrounding information blocking, changes to ONC's Health IT Certification Program and requirements that CMS-regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces (APIs) that connect to provider electronic health records. We have made and continue to make investments in building data interoperability capabilities, including as part of building on our integrated care capabilities as noted above, and continue to evaluate the potential impact of the CMS and ONC final rules. Any failure to adequately comply with these rules may adversely impact our Medicare business, our ability to scale our integrated care business and our ability to compete with certain smaller and/or non-traditional providers taking advantage of an asymmetrical environment with respect to data and/or regulatory requirements given our status as an ESRD service provider.
There have also been several state initiatives to limit payments to dialysis providers or impose other burdensome operational requirements, which, if passed, could have a material adverse impact on our business, results of operation, financial condition and cash flow. For example, on October 24, 2019, the Service Employees International Union - United Healthcare Workers West (SEIU) proposed a California statewide ballot initiative that seeks to impose certain regulatory requirements on dialysis clinics, including requirements related to physician staffing levels, clinical reporting, clinical treatment options and limitations on the ability to make decisions on closing or reducing services for dialysis clinics. We have incurred substantial costs in connection with our opposition of this new initiative (Proposition 23), which will be included on the ballot for the

November 2020 election. In the event that Proposition 23 is passed and implemented as proposed, it would materially increase our operating and other costs and reduce our revenues, and we expect it would require us to close or consolidate existing dialysis centers, postpone or not build new dialysis centers, reduce shifts or otherwise negatively impact employee relations, treatment growth and productivity, and could otherwise have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, there can be no assurances that we would be successful in staffing our clinics to any new, elevated staffing levels required by Proposition 23, in particular given the ongoing nationwide shortage of healthcare workers, especially skilled clinical personnel, and the continuing pandemic. In 2018, initiatives seeking to limit reimbursements to dialysis providers were proposed in Ohio and Arizona; however, neither of these initiatives met the applicable requirements for inclusion on the state ballot for the November 2018 elections. We may face ballot initiatives or other proposed regulations or legislation in the future in these or other states in future years, which may require us to incur further substantial costs and which, if passed, could have a material adverse impact on our business, results of operations, financial condition and cash flows.
There have also been rule making and legislative efforts at both the federal and state level concerning charitable premium assistance. In December 2016, CMS published an interim final rule that questioned the use of charitable premium assistance for ESRD patients and would have established new conditions for coverage standards for dialysis facilities. In January 2017, a federal district court in Texas issued a preliminary injunction on CMS' interim final rule and in June 2017, at the request of CMS, the court stayed the proceedings while CMS pursues new rulemaking options. In June 2019, CMS sent to the White House Office of Management and Budget a proposed rule entitled "Conditions for Coverage for End-Stage Renal Disease Facilities-Third Party Payments." We do not know if or when this proposed rule will be released. In addition, on October 13, 2019, a California bill (AB 290) was signed into law that limits the amount of reimbursement paid to certain providers for services provided to patients with commercial insurance who receive charitable premium assistance. AB 290 was expected to become effective in January 2020. The American Kidney Fund (AKF), an organization that provides charitable premium assistance, announced that it would be withdrawing from California as a result of AB 290. On November 1, 2019, AKF filed a lawsuit in federal court challenging the law on several grounds. A group of providers, including DaVita, also filed a lawsuit challenging the law in federal court on November 5, 2019. The parties to each suit also filed motions for preliminary injunctions shortly after filing the lawsuits, seeking to prevent AB 290’s implementation during litigation. On December 30, 2019, the district court granted a preliminary injunction. The preliminary injunction will remain in place until a final judgment is made in the case. The case has been subject to several extensions of time due to the pandemic such that we do not expect a final decision until 2021.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during the third quarter of 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1-31, 2020	—	$—	—	$1,400
August 1-31, 2020	—	—	—	$1,400
September 1-30, 2020	8,231,679	88.13	8,231,679	$677
	8,231,679	$88.13	8,231,679
In the third quarter of 2020, we used cash on hand to repurchase 7,981,679 shares of common stock under the modified “Dutch auction” tender offer for a total cost of $704 million, including fees and expenses.
Effective as of the close of business on November 4, 2019, the Board terminated all remaining prior share repurchase authorizations available to us and approved a new share repurchase authorization of $2.0 billion. As of October 28, 2020, we had a total of $516 million available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Items 3, 4 and 5 are not applicable

Item 6.    Exhibits

Exhibit
Number

4.1	Indenture, dated as of August 11, 2020, by and among DaVita Inc., the subsidiary guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee.(1)

4.2	Form of 3.750% Senior Notes due 2031 (included as Exhibit A to the Indenture included as Exhibit 4.1 hereto).(1)

10.1	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2020 Incentive Award Plan).(2)*

10.2	Form of Performance-Based Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).(2)*

10.3	Form of Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).(2)*

10.4	Transition Agreement, dated October 1, 2020, by and between DaVita Inc. and LeAnne Zumwalt.*✓

31.1	Certification of the Chief Executive Officer, dated October 29, 2020, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated October 29, 2020, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated October 29, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated October 29, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Filed or furnished herewith.
*	Management contract or executive compensation plan or arrangement.

(1) Filed on August 11, 2020 as an exhibit to the Company's Current Report on Form 8-K.
(2) Filed on August 17, 2020 as an exhibit to the Company's Tender Offer Statement on Schedule TO-I.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JOHN D. WINSTEL
John D. Winstel
Chief Accounting Officer*
Date: October 29, 2020

*	Mr. Winstel has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.