Form 10-K
period 2020-12-31
DAVITA INC.
filed 2021-02-12
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its final report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the Registrant's common stock outstanding held by non-affiliates based upon the closing price on the New York Stock Exchange was approximately $9.7 billion.
As of January 29, 2021, the number of shares of the Registrant’s common stock outstanding was approximately 109.4 million shares.
Documents incorporated by reference
Portions of the Registrant’s proxy statement for its 2021 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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
Overview of DaVita Inc.
DaVita is a leading healthcare provider focused on transforming care delivery to improve quality of life for patients globally. We are one of the largest providers of kidney care services in the U.S. and have been a leader in clinical quality and innovation for over 20 years. DaVita is committed to bold, patient-centric care models, implementing the latest technologies and moving toward integrated care offerings. Over the years, we have established a value-based culture with a philosophy of caring that is focused on both our patients and teammates. This culture and philosophy fuel our continuous drive toward achieving our mission to be the provider, partner and employer of choice and fulfilling our vision to "build the greatest healthcare community the world has ever seen."
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
Our U.S. dialysis and related lab services (U.S. dialysis) business treats patients with chronic kidney failure and ESRD in the United States, and is our largest line of business. As of December 31, 2020, we provided dialysis and administrative services and related laboratory services throughout the U.S. via a network of 2,816 outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 204,200 patients and provided hospital inpatient dialysis services in approximately 900 hospitals. Our robust platform to deliver kidney care services also includes established nephrology and payor relationships as well as home programs. In addition, as of December 31, 2020, we provided dialysis and administrative services to a total of 321 outpatient dialysis centers located in ten countries outside of the U.S., serving approximately 36,200 patients. The Company also consists of our ancillary services and strategic initiatives, which include the aforementioned international operations (collectively, our ancillary services), as well as our corporate administrative support.
Our patient-centric care model leverages our platform of kidney care services to maximize patient choice in both models and modalities of care. We believe that the flexibility we offer coupled with a focus on comprehensive kidney care supports our commitments to help improve clinical outcomes and quality of life for our patients. For the eighth consecutive year, we are an industry leader in the Centers for Medicare & Medicaid Services’ (CMS) Quality Incentive Program (QIP), which promotes high quality services in outpatient dialysis facilities treating patients with ESRD. We are also an industry leader for the seventh consecutive year under CMS’ Five-Star Quality Rating system, which rates eligible dialysis centers based on the quality of outcomes to help patients, their families, and caregivers make more informed decisions about where patients receive care. According to the most recently collected data, we are an industry leader for the total number of patients in home-based dialysis services.
Our quality clinical outcomes are driven by our experienced and knowledgeable teammates. We employ registered nurses, licensed practical or vocational nurses, patient care technicians, social workers, registered dietitians, biomedical technicians and other administrative and support teammates who strive to achieve superior clinical outcomes at our dialysis facilities. In addition to our teammates at our dialysis facilities, as of December 31, 2020, our domestic Chief Medical Officer leads a team of 18 senior nephrologists in our physician leadership team as part of our domestic Office of the Chief Medical Officer (OCMO). Our international Chief Medical Officer leads a team of 11 senior nephrologists in our physician leadership team as part of our international OCMO. Our OCMO teammates represent a variety of academic, clinical practice, and clinical research backgrounds. We also have a Physician Counsel that serves as an advisory body to senior management, which is composed of nine physicians with extensive experience in clinical practice and have seven Group Medical Directors as of December 31, 2020.

On June 19, 2019, we completed the sale of our DaVita Medical Group (DMG) business, a patient and physician-focused integrated healthcare delivery and management company, to Collaborative Care Holdings, LLC, a subsidiary of UnitedHealth Group Inc. As a result, the DMG business has been classified as discontinued operations and its results of operations are reported as discontinued operations for all periods presented in the consolidated financial statements included in this report.
For financial information about DMG, see Note 22 to the consolidated financial statements included in this report.
COVID-19 and its impact on our business
As a caregiving organization, we are exposed to and will continue to be impacted by the effects of the novel coronavirus (COVID-19) pandemic. DaVita’s teammates include, among others, dialysis nurses, patient care technicians, social workers, dieticians and other caregivers who are on the front lines of the ongoing COVID-19 pandemic providing critical, life-sustaining care for our patients. We are closely monitoring the impact on our business of the pandemic and the resulting economic environment, including the impact on our patients, teammates, physician partners, suppliers, vendors and business partners.
During this time of great challenge, our top priorities continue to be the health, safety and well-being of our patients, teammates and physician partners and helping to ensure that our patients have the ability to maintain continuity of care throughout this crisis, whether in the hospital, outpatient or home setting. To that end, we have dedicated and continue to dedicate substantial resources in response to COVID-19, including the implementation of additional protocols in coordination with the Centers for Disease Control and Prevention (CDC) on infection control and clinical best practices to help safely maintain continuity of care for our patients and help protect our caregivers. We also have been collaborating with the CDC, the U.S. Department of Health and Human Services (HHS), CMS, the American Society of Nephrology, and dialysis providers nationwide to help ensure that the dialysis community is able to support patients nationwide during this global health crisis.
The protocols and initiatives we have implemented in response to COVID-19 include steps designed to implement dedicated care shifts for patients with confirmed or suspected COVID-19 and other enhanced clinical practices, including procuring additional equipment and clinical supplies, including personal protective equipment (PPE) and providing financial support to our teammates associated with relief reimbursement. These efforts are part of a wider Prepare, Prevent, Respond and Recover protocol that we have implemented in connection with the pandemic, which also includes operational protocols such as the redistribution of teammates, machines and supplies across the country as needed and increased investment in and utilization of telehealth capabilities. We also have maintained business process continuity during the pandemic by enabling most back office teammates to work remotely. Our response protocol generally has allowed us to maintain continuity of care for our patients and we carefully monitor the efficacy of these protocols and their impact on our operations and strategic priorities as the pandemic continues. If we are required to maintain certain restrictive operational initiatives for an extended period of time, it may adversely impact our strategic initiatives, such as our strategy to continue to build on our abilities to offer home dialysis options. Certain temporary changes made in response to the COVID-19 pandemic could become permanent, which could have an adverse impact on our business. In addition, any staffing shortages or disruptions, or any equipment or clinical supply shortages, disruptions or delays or associated price increases, could impact our ability to provide dialysis services or the cost of providing those services. Due in part to the protocols and initiatives described above, we have incurred significant costs related to COVID-19 in 2020, and we expect to continue to incur extended and significant additional costs in connection with our response to COVID-19.
We have worked with certain government agencies to respond to the COVID-19 pandemic, and in certain cases have sought waivers of regulatory requirements. We also are working to help make COVID-19 vaccines available to our patients and teammates, including through coordination with state and federal governments on direct vaccine distribution so that we can administer vaccines to our patients and teammates. These vaccines are currently available under emergency use authorizations, and there can be no assurance that our patients and caregivers will choose to receive a COVID-19 vaccine or that the vaccines will prove to be as safe and effective as currently understood by the scientific community. In addition, we may encounter difficulties with the availability and storage of the vaccines, or administration of the vaccines, some of which have multiple dose requirements. We operate in a complex and highly regulated environment, and the novel nature of our COVID-19 response, including, for example, with respect to regulatory waivers and our administration of the newly developed COVID-19 vaccines, may increase our exposure to legal, regulatory and clinical risks.
In addition, the Coronavirus Aid, Relief, and Economic Security (CARES) Act and subsequent COVID-19 relief legislation temporarily suspended Medicare’s 2% sequestration from May 1, 2020 through December 31, 2020, and the Consolidated Appropriations Act subsequently extended this sequestration suspension until March 31, 2021. While in effect, this legislation, has increased, and will continue to increase, our revenues. Furthermore, a significant initial part of the federal government response to the COVID-19 pandemic was the CARES Act's authorization of $100 billion in funding to be distributed to healthcare providers through the federal Public Health and Social Services Emergency Fund (Provider Relief Fund). While we declined approximately $250 million of government funding received in the second quarter of 2020 from the

Provider Relief Fund, certain of our competitors accepted such funds. There can be no assurance that financial or other assistance will be available from the government if we have a need for such assistance in the future.
We believe the ultimate impact of this public health crisis on the Company will depend on future developments that are highly uncertain and difficult to predict, including among other things the severity and duration of the pandemic; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus; its impact on the CKD patient population and our patient population; the availability, acceptance, impact and efficacy of COVID-19 vaccines and other treatments or therapies; the pandemic’s continuing impact on the U.S. and global economies and unemployment; the responses of our competitors to the pandemic and related changes in the marketplace; and the timing, scope and effectiveness of federal, state and local governmental responses.
For additional discussion of the COVID-19 pandemic and our response, including its impact on us and related risks and uncertainties, please see the discussion below under the heading "Human Capital Management", as well as the risk factor in Item 1A Risk Factors under the heading “We face various risks related to the dynamic and evolving novel coronavirus pandemic, any of which may have a material adverse impact on us,” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
U.S. dialysis business
Our U.S. dialysis business is a leading provider of kidney dialysis services for patients suffering from ESRD. As of December 31, 2020, we provided dialysis and administrative services in the U.S. through a network of 2,816 outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 204,200 patients. We also provide hospital inpatient dialysis services in approximately 900 hospitals and related laboratory services throughout the U.S.
According to the United States Renal Data System (USRDS), there were over 555,000 ESRD dialysis patients in the U.S. in 2018. Based on the most recent 2020 annual data report from the USRDS, the underlying ESRD dialysis patient population has grown at an approximate compound rate of 3.7% from 2008 to 2018 and a compound rate of 3.5% from 2013 to 2018, which suggests that the rate of growth of the ESRD patient population is declining relative to long term trends. A number of factors may impact ESRD growth rates, including, among others, the aging of the U.S. population, transplant rates, incidence rates for diseases that cause kidney failure such as diabetes and hypertension, mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD. Certain of these factors, in particular mortality rates for dialysis patients, have been impacted by the COVID-19 pandemic.
Since 1972, the federal government has provided healthcare coverage for ESRD patients under the Medicare ESRD program regardless of age or financial circumstances. ESRD is the first and only disease state eligible for Medicare coverage both for dialysis and dialysis-related services and for all benefits available under the Medicare program. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate. See page 7 for further details.
Although Medicare reimbursement limits the allowable charge per treatment, it provides industry participants with a relatively predictable and recurring revenue stream for dialysis services provided to patients without commercial insurance. For the year ended December 31, 2020, approximately 90% of our total dialysis patients were covered under some form of government-based program, with approximately 74% of our dialysis patients covered under Medicare and Medicare Advantage plans.
Treatment options for ESRD
Treatment options for ESRD are dialysis and kidney transplantation.
Dialysis options
•Hemodialysis
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
•Peritoneal dialysis
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
Kidney transplantation
Although kidney transplantation, when successful, is generally the most desirable form of therapeutic intervention, the shortage of suitable donors, side effects of immunosuppressive pharmaceuticals given to transplant recipients and dangers associated with transplant surgery for some patient populations have generally limited the use of this treatment option. An executive order signed in July 2019 (the 2019 Executive Order) directed the HHS to develop policies addressing, among other things, the goal of making more kidneys available for transplant. As directed by the 2019 Executive Order, the CMS, through its Center for Medicare and Medicaid Innovation (CMMI), subsequently released the framework for certain proposed voluntary payment models that would adjust payment incentives to encourage kidney transplants. For more information regarding the 2019 Executive Order and these payment models, please see the discussion below under the heading “-New models of care and Medicare and Medicaid program reforms.”
U.S. dialysis services we provide
Outpatient hemodialysis services
As of December 31, 2020, we operated or provided administrative services through a network of 2,816 outpatient dialysis centers in the U.S. that are designed specifically for outpatient hemodialysis. In 2020, our overall network of U.S. outpatient dialysis centers increased by 63 primarily as a result of the opening of new dialysis centers and acquisitions, net of center closures, representing a total increase of approximately 2.3% from 2019.
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
Under Medicare regulations, we cannot promote, develop or maintain any kind of contractual relationship with our patients that would directly or indirectly obligate a patient to use or continue to use our dialysis services, or that would give us any preferential rights other than those related to collecting payments for our dialysis services. Our total patient turnover, which is based upon all causes, averaged approximately 25% in 2020 and 24% in 2019. The overall number of patients to whom we provided services in the U.S. in 2020 decreased by approximately 1.3% from 2019, primarily due to an increase in mortality rates, which have been impacted by the COVID-19 pandemic, and a decline in new admissions. This was partially offset by new dialysis patients who started treating at our centers during the year from acquisitions and non-acquired growth.

Hospital inpatient hemodialysis services
As of December 31, 2020, we provided hospital inpatient hemodialysis services, excluding physician services, to patients in approximately 900 hospitals throughout the U.S. We render these services based on a contracted per-treatment fee that is individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital, as needed.
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
According to the most recent 2020 annual data report from the USRDS, in 2018 approximately 12% of ESRD dialysis patients in the U.S. perform home-based dialysis.
Treatments and revenues by modality:
The following graph summarizes our U.S. dialysis treatments by modality and U.S. dialysis patient services revenues by modality for the year ended December 31, 2020.
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
Management services
We currently operate or provide management and administrative services pursuant to management and administrative services agreements to 53 outpatient dialysis centers located in the U.S. in which we either own a noncontrolling interest or which are wholly-owned by third parties. Management fees are established by contract and are recognized as earned typically based on a percentage of revenues or cash collections generated by the outpatient dialysis centers.
Sources of revenue—concentrations and risks
Our U.S. dialysis revenues represent approximately 91% of our consolidated revenues for the year ended December 31, 2020. Our U.S. dialysis revenues are derived primarily from our core business of providing dialysis services and related laboratory services and, to a lesser extent, the administration of pharmaceuticals and management fees generated from providing management and administrative services to certain outpatient dialysis centers, as discussed above.

The sources of our U.S. dialysis revenues are principally from government-based programs, including Medicare and Medicare Advantage plans, Medicaid and managed Medicaid plans and commercial insurance plans. Our largest source of revenue is from Medicare and Medicare Advantage plans which accounted for 57% of our overall U.S. dialysis patient services revenues for the year ended December 31, 2020. Other sources of our U.S. dialysis patient services revenues for the year ended December 31, 2020, were from commercial payors (including hospital inpatient dialysis services) accounting for 32% of revenues, Medicaid and managed Medicaid plans accounting for 7% of our revenues and other government programs accounting for 4% of our revenues.
Medicare revenue
Medicare ESRD revenue
Government dialysis related payment rates in the U.S. are principally determined by federal Medicare and state Medicaid policy. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment that are related to the dialysis treatment, including certain pharmaceuticals, such as Epogen® (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered to the patient or additional services performed. Prior to January 2021, calcimimetics, a drug class taken by many patients with ESRD to treat mineral bone disorder, was separately billable through a transitional drug add-on payment adjustment (TDAPA); however, since January 1, 2021 and as described more fully below, calcimimetics has been included in the ESRD bundled payment. Most lab services are also included in the bundled payment.
Under this ESRD Prospective Payment System (PPS), the bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility’s performance in specified quality measures set annually by CMS through its QIP. CMS established QIP through the Medicare Improvements for Patients and Providers Act of 2008 to promote high quality services in outpatient dialysis facilities treating patients with ESRD. QIP associates a portion of Medicare reimbursement directly with a facility’s performance on quality of care measures. Reductions in Medicare reimbursement result when a facility’s overall score on applicable measures does not meet established standards. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.
Uncertainty about future payment rates remains a material risk to our business, as well as the potential implementation of or changes in coverage determinations or other rules or regulations by CMS or Medicare Administrative Contractors that may impact reimbursement. An important provision in the Medicare ESRD statute is an annual adjustment, or market basket update, to the ESRD PPS base rate. Absent action by Congress, the ESRD PPS base rate is automatically updated annually by a formulaic inflation adjustment.
On September 18, 2020, pursuant to the 2019 Executive Order, CMS, through CMMI, published the final ESRD Treatment Choices mandatory payment model (ETC). The ETC launched on January 1, 2021, and will be administered through CMMI and in approximately 30% of dialysis clinics across the country.
On November 9, 2020, CMS issued a final rule to update the ESRD PPS payment rate and policies. Among other things, the rule provided for the inclusion of calcimimetics in the ESRD bundled payment as described above; specified TDAPAs for certain new renal dialysis drugs and biological products; and amended the reporting measures in the ESRD QIP. CMS estimates that the overall impact of the final rule will increase ESRD facilities’ average reimbursement by 1.6% in 2021.
As a result of the Budget Control Act of 2011 (BCA) and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect in 2013 reducing Medicare payments by 2%, which was subsequently extended through fiscal year 2027. The CARES Act that was signed into law on March 27, 2020 included a provision that suspended the 2% Medicare sequestration from May 1, 2020 through December 31, 2020, and the Consolidated Appropriations Act, 2021 signed into law on December 27, 2020 extended the suspension of the 2% Medicare sequestration until March 31, 2021. In the year ended December 31, 2020, our revenues increased due to this suspension and we estimate that this suspension will increase our revenues while it remains in effect. When the temporary suspension is no longer in effect the across-the-board spending cuts of the BCA will continue to adversely affect our business, results of operations, financial condition and cash flows.
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
Medicare Advantage revenue
Medicare Advantage (MA, managed Medicare or Medicare Part C) plans are offered by private health insurers who contract with CMS to provide their members with Medicare Part A, Part B and/or Part D benefits. These MA plans include health maintenance organizations, preferred provider organizations, private fee-for-service organizations, special needs plans (SNPs) or Medicare medical savings account plans. The 21st Century Cures Act (the Cures Act) included a provision that, effective January 1, 2021, allows Medicare-eligible beneficiaries with ESRD to choose coverage under an MA plan. Prior to the Cures Act, MA plans were only available to ESRD patients if the patient was remaining on an MA plan that they had enrolled in prior to being diagnosed with ESRD, or in certain other limited situations such as a SNP. As a result, this provision under the Cures Act could broaden access for Medicare ESRD patients to certain enhanced benefits offered by MA plans. MA plans usually provide reimbursement to us at a negotiated rate that is generally higher than Medicare FFS rates.
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
Commercial revenue
Before a patient becomes eligible to elect to have Medicare as their primary payor for dialysis services, a patient’s commercial insurance plan, if any, is generally responsible for payment of such dialysis services for up to the first 33 months, as discussed above. Although commercial payment rates vary, average commercial payment rates established under commercial contracts are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profits and all of our non-hospital dialysis profits come from commercial payors. Payment methods from commercial payors can include a single lump-sum per treatment, referred to as bundled rates, or in other cases separate payments for dialysis treatments and pharmaceuticals, if used as part of the treatment, referred to as FFS rates. Commercial payment rates are the result of negotiations between us and insurers or third-party administrators. Our out-of-network payment rates are on average higher than in-network commercial contract payment rates. Some of our commercial contracts pay us under a single bundled payment rate for all dialysis services provided to covered patients. However, some of our commercial contracts also pay us for certain other services and pharmaceuticals in addition to the bundled payment. Our commercial contracts typically contain annual price escalator provisions.
Approximately 25% of our U.S. dialysis patient services revenues and approximately 10% of our U.S. dialysis patients are associated with non-hospital commercial payors for the year ended December 31, 2020. Non-hospital commercial patients as a percentage of our total U.S. dialysis patients for 2020 were relatively flat compared to 2019. Less than 1% of our U.S. dialysis revenues are due directly from patients. There is no single commercial payor that accounted for more than 10% of total U.S. dialysis revenues for the year ended December 31, 2020. See Note 2 to the consolidated financial statements included in this report for disclosure on our concentration related to our commercial payors on a total consolidated revenue basis.

Both the number of our patients under commercial plans and the rates under these commercial plans are subject to change based on a number of factors. These factors include, among others, a highly competitive rate environment that shapes our ongoing negotiations with commercial payors; changes in commercial plan design; and the health of the U.S. economy including the continuing impact of COVID-19 and efforts to contain the virus. In addition, changes in state and federal legislation, regulations, rules, laws, guidance or other requirements may impact the availability and scope of commercial insurance, including, among others, developments that impact the healthcare exchanges introduced by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (Affordable Care Act (ACA)) and commercial payor participation in that marketplace as well as developments that impact the availability of charitable premium assistance. For additional detail on the potential impact of these factors on our commercial revenue, see the risk factors in Item 1A Risk Factors under the headings "Our business is subject to a complex series of governmental laws, regulations and requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation"; "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows"; "We continuously have ongoing negotiations with commercial payors, and if the average rates that commercial payors pay us decline significantly, if patients in commercial plans are subject to restriction in plan designs or if we are unable to maintain contracts with payors with competitive terms, including, without limitation, reimbursement rates, scope and duration of coverage and in-network benefits, it would have a material adverse effect on our business, results of operations, financial condition and cash flows"; "If the number or percentage of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows"; and "We face various risks related to the dynamic and evolving novel coronavirus pandemic, any of which may have a material adverse impact on us."
Revenue from other pharmaceuticals
Effective January 1, 2018, both oral and intravenous forms of calcimimetics became the financial responsibility of our U.S. dialysis business for our Medicare patients and are reimbursed under Medicare Part B. Since the effective date through December 31, 2020, the oral and intravenous forms of calcimimetics were separately reimbursed through a TDAPA and not as part of the ESRD PPS bundled payment. These separate reimbursement payments for calcimimetics were subject to change on an annual basis. During the initial pass-through TDAPA period, Medicare payments were based on a pass-through rate of the average sales price plus approximately 6% before sequestration (or 4% adjusted for sequestration), and in 2020 they were based on a pass-through rate of the average sales price plus 0%, before sequestration. As expected, as of January 1, 2021, calcimimetics was entered into the ESRD PPS bundled payment.
Physician relationships
Joint venture partners
We own and operate certain of our dialysis centers through entities that are structured as joint ventures. We generally hold controlling interests in these joint ventures, with certain nephrologists, hospitals, management services organizations, and/or other healthcare providers holding minority equity interests. These joint ventures are typically formed as limited liability companies. For the year ended December 31, 2020, revenues from joint ventures in which we have a controlling interest represented approximately 27% of our net U.S. dialysis revenues. We expect to continue to enter into new U.S. dialysis-related joint ventures in the ordinary course of business.
Community physicians
An ESRD patient generally seeks treatment at an outpatient dialysis center near their home where their treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to provide quality dialysis services and to meet the needs of their patients are key factors in the success of our dialysis operations. Over 5,400 nephrologists currently refer patients to our outpatient dialysis centers.
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

Medical directors for our dialysis centers enter into written contracts with us that specify their duties and fix their compensation generally for periods of ten years. The compensation of our medical directors is the result of arm’s length negotiations, consistent with fair market value, and generally depends upon an analysis of various factors such as the physician’s duties, responsibilities, professional qualifications and experience, as well as the time and effort required to provide such services.
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
Location of our U.S. dialysis centers
As of December 31, 2020, we operated or provided administrative services to a total of 2,816 U.S. outpatient dialysis centers. A total of 2,763 of such centers are consolidated in our financial statements. Of the remaining 53 non-consolidated U.S. outpatient dialysis centers, we own a noncontrolling interest in 50 centers and provide management and administrative services to three centers that are wholly-owned by third parties. The locations of the 2,763 U.S. outpatient dialysis centers consolidated in our financial statements at December 31, 2020, were as follows:

Ancillary services and strategic initiatives, including our international operations
Our ancillary services and strategic initiatives relate primarily to our core business of providing kidney care services and, as of December 31, 2020, consisted primarily of integrated kidney care, physician services, ESCO joint ventures (ESCO JVs), and clinical research programs, as well as our international operations.
Ancillary Services and Strategic Initiatives
We have made and continue to make investments in building our integrated care capabilities, including the operation of certain strategic business initiatives that are intended to integrate care amongst healthcare participants across the renal care continuum from chronic kidney disease (CKD) to ESRD to kidney transplant. Through improved technology and data sharing, as well as an increasing focus on value-based contracting and care, these initiatives seek to bring together physicians, nurses, dieticians, pharmacists, hospitals, dialysis clinics, transplant centers and payors with a view towards improving clinical outcomes for our patients and reducing the overall cost of comprehensive kidney care.
•Integrated Kidney Care services. VillageHealth DM, LLC, also doing business as DaVita Integrated Kidney Care (DaVita IKC), provides advanced integrated care management services to health plans and government programs for members/beneficiaries diagnosed with ESRD, chronic kidney disease, and/or poly-comorbid conditions. Through a combination of clinical coordination, innovative interventions, predictive analytics, medical claims analysis and information technology, we endeavor to assist our customers and patients in obtaining superior renal healthcare and improved clinical outcomes, as well as helping to reduce overall medical costs. Integrated kidney care management revenues from commercial and Medicare Advantage insurers can be based upon either an established contract fee recognized as earned over the contract period, or related to the operation of value-based programs, including pay for performance, shared savings, and capitation contracts. DaVita IKC also contracts with payors to operate Medicare Advantage ESRD Special Needs Plans to provide ESRD patients full service healthcare. We are at risk for all medical costs of the program in excess of the capitation payments. DaVita IKC supports our ESCO joint ventures, and more recently has been provisionally accepted to participate in one of the voluntary payment models administered by CMMI.
•Physician services. Nephrology Practice Solutions (NPS) is an independent business that partners with physicians committed to providing outstanding clinical and integrated care to patients. NPS provides nephrologist recruitment and staffing services in select markets which are billed on a per search basis. NPS also offers physician practice management services to nephrologists under administrative services agreements. These services include physician practice management, billing and collections, credentialing, coding, and other support services that enable physician practices to increase efficiency and manage their administrative needs. Additionally, NPS owns and operates nephrology practices in multiple states. Fees generated from these services are recognized as earned typically based upon flat fees or cash collections generated by the physician practice.
•ESCO JVs. Certain of our dialysis clinics have entered into partnerships with various nephrology practices, health systems, and other providers to establish three ESCO JVs in Phoenix-Tucson Arizona, South Florida, and Philadelphia Pennsylvania-Camden, New Jersey. The ESCO JVs were formed under the CMS Innovation Center’s CEC Model, a demonstration to assess the impact of care coordination for ESRD patients in a dialysis-center oriented ACO setting. Each ESCO JV has a shared risk arrangement with CMS and the programs are evaluated on a performance year basis. The delivery of improved quality outcomes for patients and program savings depend on the contributions of the dialysis center teammates, nephrologists, health system and hospital partners, pharmacy providers, other primary care and specialty care providers and facilities, and integrated care management support from DaVita IKC, which is also the manager of the ESCO JVs. The CEC Model ended the South Florida ESCO JV program on December 31, 2020, while the Phoenix-Tucson Arizona and Philadelphia Pennsylvania-Camden, New Jersey programs are scheduled to end on March 31, 2021.
•Clinical research programs. DaVita Clinical Research (DCR) is a provider-based specialty clinical research organization with a full spectrum of services for clinical drug research and device development. DCR uses its extensive, applied database and real-world healthcare experience to assist in the design, recruitment and completion of retrospective and prospective pragmatic and clinical trials. Revenues are based upon an established fee per study, as determined by contract with drug companies and other sponsors and are recognized as earned according to the contract terms.
For additional discussion of our ancillary services and strategic initiatives, see Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

International dialysis operations
As of December 31, 2020, we operated or provided administrative services to a total of 321 outpatient dialysis centers, which includes consolidated and nonconsolidated centers located in ten countries outside of the U.S., serving approximately 36,200 patients. Our international dialysis operations have continued to grow steadily and expand as a result of acquiring and developing outpatient dialysis centers in various strategic markets. Our international operations are included as part of our ancillary services and strategic initiatives.
The locations of our international outpatient dialysis centers are as follows:

Brazil	69
Poland	68
Germany	59
Malaysia(1)	39
Colombia	28
Saudi Arabia	23
United Kingdom	21
Portugal	9
Singapore(1)	3
China(1)	2
321

(1)Includes centers that are operated or managed by our Asia Pacific joint venture (APAC JV).
Corporate administrative support
Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation costs for departments which provide support to all of our different operating lines of business. These expenses are included in our consolidated general and administrative expenses.
Government regulation
We operate in a complex regulatory environment with an extensive and evolving set of federal, state and local governmental laws, regulations and other requirements. These laws, regulations and other requirements are promulgated and overseen by a number of different legislative, regulatory, administrative and quasi-regulatory bodies, each of which may have varying interpretations, judgments or related guidance. As such, we utilize considerable resources on an ongoing basis to monitor, assess and respond to applicable legislative, regulatory and administrative requirements, but there is no guarantee that we will be successful in our efforts to adhere to all of these requirements. Additional discussion on certain of these laws, regulations and other requirements is set forth below in this section.
The foregoing are each themselves comprised of numerous associated regulations or other requirements that have varying levels of impact on our business. If any of our personnel, representatives or operations are found to violate these laws, regulations or other requirements, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price, including, among others:
•Loss of required certifications, suspension or exclusion from or termination of our participation in government programs (including Medicare, Medicaid and CMMI demonstration programs);
•Refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;
•Loss of licenses required to operate healthcare facilities or administer pharmaceuticals in the states in which we operate;
•Reductions in payment rates or coverage for dialysis and ancillary services and pharmaceuticals;
•Criminal or civil liability, fines, damages or monetary penalties, which could be material and/or could materially harm our reputation or stock price;

•Imposition of corporate integrity agreements or consent agreements;
•Enforcement actions, investigations, or audits by governmental agencies and/or state law claims for monetary damages by patients who believe their protected health information (PHI) has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including, among others, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Privacy Act of 1974;
•Mandated changes to our practices or procedures that significantly increase operating expenses that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices, which could lead to potential fines, among other things;
•Termination of various relationships and/or contracts related to our business, such as joint venture arrangements, medical director agreements, real estate leases and consulting agreements with physicians; and
•Harm to our reputation which could negatively impact our business relationships and stock price, affect our ability to attract and retain patients, physicians and teammates, affect our ability to obtain financing and decrease access to new business opportunities, among other things.
We expect that our industry will continue to be subject to extensive and complex regulation, the scope and effect of which are difficult to predict. We are currently subject to various legal proceedings, such as lawsuits, investigations, audits and inquiries by various government and regulatory agencies, as further described in Note 16 to the consolidated financial statements, and our operations and activities could be reviewed or challenged by regulatory authorities at any time in the future. For additional detail on risks related to each of the foregoing, see the discussion in Item 1A. Risk Factors under the headings, "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm stock price, and in some circumstances, could materially harm our reputation"; and "We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits and other legal matters, any of which could result in, among other things, substantial financial penalties or awards against us, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price."
Licensure and Certification
Our dialysis centers are certified by CMS, as required for the receipt of Medicare payments. Certain of our payor contracts also condition payment on Medicare certification. In some states, our outpatient dialysis centers also are required to secure additional state licenses and permits. Governmental authorities, primarily state departments of health, periodically inspect our centers to determine if we satisfy applicable federal and state standards and requirements, including the conditions for coverage in the Medicare ESRD program.
We have experienced some delays in obtaining Medicare certifications from CMS, though recent changes by CMS in the prioritizing of dialysis providers as well as legislation allowing private entities to perform initial dialysis facility surveys for certification has helped to decrease or limit certain delays.
In addition, in November 2019, CMS finalized updates to the Provider Enrollment Rule creating onerous disclosure obligations for all providers enrolled in Medicare, Medicaid and the Children’s Health Insurance Plan (CHIP). The final rule implements greater revocation authority and increases the bar for re-enrollment for providers who are terminated from the Medicare program. It also institutes penalties for providers who submit incomplete or inaccurate information or who have affiliations with other providers that CMS has determined pose undue risk of fraud, waste or abuse. If we fail to comply with these and other applicable requirements on our licensure and certification programs, particularly in light of increased penalties that include a 10-year bar to re-enrollment, under certain circumstances it could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation.
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
On November 20, 2020, HHS' Office of Inspector General (OIG) and CMS released a final rule implementing modifications to the Federal Anti-Kickback Statute and Civil Monetary Penalties Statute that are intended to promote value-based and coordinated care arrangements as well as reduce other regulatory burdens. The changes implemented by the final rules went into effect on January 19, 2021. We continue to assess the anticipated impact of these modifications on our business, results of operations and financial condition.
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
Joint ventures. As noted above, we own a controlling interest in numerous U.S. dialysis related joint ventures. Our internal policies, procedures, and template agreements were developed and are utilized for compliance with the Anti-Kickback Statute. However, we recognize that at times these joint ventures do not fully satisfy all of the requirements of the safe harbor for investments in small entities. Although failure to comply with a safe harbor does not render an arrangement illegal under the federal Anti-Kickback Statute, an arrangement that does not operate within a safe harbor may be subject to scrutiny by both federal and state government enforcement agencies including the OIG and the Department of Justice (DOJ). Joint ventures that fall outside the safe harbors are evaluated on a case-by-case basis under the federal Anti-Kickback Statute.
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
Employment and coverage agreements. Our subsidiary Nephrology Practice Solutions and its affiliated entities employs and contracts with physicians and Advanced Practice Providers to provide administrative and clinical services. We endeavor to structure these arrangements to comply with the federal Anti-Kickback Statute safe harbor for employment and personal services in all material respects.

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
On December 2, 2020, CMS released a final rule implementing modifications to the Stark Law. The purpose of these modifications is to promote value-based and coordinated care arrangements as well as reduce other regulatory burdens. The changes implemented by the final rules went into effect on January 19, 2021. We continue to assess the anticipated impact of these modifications on our business, results of operations and financial condition.
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
Joint ventures. Some of our referring physicians also own equity interests in entities that operate our dialysis centers and subsidiaries. We believe that none of the Stark Law exceptions applicable to physician ownership interests in entities to which they make DHS referrals apply to the kinds of ownership arrangements that referring physicians hold in several of our subsidiaries that operate dialysis centers. Accordingly, these dialysis centers do not bill Medicare for DHS, if any, when provided based on the referral from any physician owners. If the dialysis centers bill for DHS referred by physician owners, the dialysis centers or subsidiaries could be subject to the Stark Law penalties described above unless a relevant exception to the Stark Law applies.
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
False Claims Act
The federal FCA is a means of policing false bills or false requests for payment in the healthcare delivery system. In part, the FCA authorizes the imposition of up to three times the government’s damages and civil penalties on any person who, among other acts:
•Knowingly presents or causes to be presented to the federal government, a false or fraudulent claim for payment or approval;
•Knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim;
•Knowingly makes, uses, or causes to be made or used, a false record or statement material to an obligation to pay the government, or knowingly conceals or knowingly and improperly, avoids or decreases an obligation to pay or transmit money or property to the federal government; or
•Conspires to commit the above acts.
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
On June 19, 2020, the DOJ issued a final rule announcing penalties for a violation of the FCA ranging from $11,665 to $23,331 for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. The ACA provides that claims tainted by a violation of the federal Anti-Kickback Statute are false for purposes of the FCA. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.
Civil Monetary Penalties Statute
The Civil Monetary Penalties Statute, 42 U.S.C. § 1320a-7a, authorizes the imposition of civil money penalties, assessments, and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:

•Presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other third-party payors that the individual or entity knows or should know are for an item or service that was not provided as claimed or is false or fraudulent;
•Offering remuneration to a Federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services form a particular provider;
•Arranging contracts with an entity or individual excluded from participation in the Federal healthcare programs;
•Violating the federal Anti-Kickback Statute;
•Making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a Federal healthcare program;
•Making, using, or causing to be made any false statement, omission, or misrepresentation of a material fact in any application, bid, or contract to participate or enroll as a provider of services or a supplier under a Federal healthcare program; and
•Failing to report and return an overpayment owed to the federal government.
Substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalty Statute and vary, depending on the underlying violation. In addition, an assessment of not more than three times the total amount claimed for each item or service may also apply, and a violator may be subject to exclusion from Federal and state healthcare programs.
Foreign Corrupt Practices Act
We are subject to the provisions of the Foreign Corrupt Practices Act (FCPA) in the United States and similar laws in other countries, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. A violation of the FCPA by us and/or our agents or representatives could result in, among other things, the imposition of fines and penalties, changes to our business practices, the termination of our contracts or debarment from bidding on contracts, and/or harm to our reputation, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Data protection laws are evolving globally, and may add additional compliance costs and legal risks to our international operations. In Europe, the General Data Protection Regulation (GDPR) became effective on May 25, 2018. The GDPR applies to entities that are established in the European Union (EU), as well as extends the scope of EU data protection laws to foreign companies processing data of individuals in the EU. The GDPR imposes a comprehensive data protection regime with the potential for regulatory fines as well as data breach litigation by impacted data subjects. Under GDPR, regulatory penalties may be passed by data protection authorities for up to the greater of 4% of worldwide turnover or €20 million. The costs of compliance with, and other burdens imposed by, the GDPR and other new laws, regulations and policies implementing the GDPR may impact our European operations and/or limit the ways in which we can provide services or use personal data collected while providing services. In July 2020, the Court of Justice of the European Union issued an opinion in the Schrems II case that invalidated the E.U.-U.S. Privacy Shield as a basis for transferring EU personal data to the U.S. The Court upheld European Commission-approved Standard Contractual Clauses (SCCs) as a basis for transfers of EU personal data to the United States, but imposed additional compliance burdens on companies to ensure their ability to comply with such contractual obligations. In October 2020, the U.S. government has issued guidance to companies on how to assess their ability to comply with transfer obligations, and in November 2020, the European Data Protection Board (EDPB), tasked with overseeing compliance with the GDPR, published, further to its initial guidance, its recommendations on measures to supplement data transfer rules to ensure compliance with EEA data protection law. In addition, the European Commission has also published a draft implementing a decision on new SCCs for the transfer of personal data to third countries which may be a significant task to put into place given its requirements. These developments add a layer of complexity to compliance efforts around international data transfers and compliance with the GDPR. If we fail to comply with the requirements of GDPR, we could be subject to penalties that would have a material adverse impact on our business, results of operations, financial condition and cash flows.
Data protection laws are also evolving nationally, and may add additional compliance costs and legal risks to our U.S. operations. For example, the California Consumer Protection Act (CCPA) became effective January 1, 2020 and enforceable by the California Attorney General on July 1, 2020. The CCPA is a privacy law that requires certain companies doing business in California to enhance privacy disclosures regarding the collection, use and sharing of a consumer's personal data. The CCPA grants consumers additional privacy rights that are broader than current Federal privacy rights. The CCPA also permits the imposition of civil penalties, grants enforcement authority to the state Attorney General and provides a private right of action for consumers where certain personal information is breached due to unreasonable information security practices. Since its passage, several other states, including Nevada and Maine, have expanded their state data protection laws, and other states are considering similar legislation. These laws impose organizational requirements and grant individual rights that are comparable to those established in the CCPA. Additionally, in November 2020, California voters passed the California Privacy Rights Act (CPRA). The CPRA, which is expected to take effect on January 2023, significantly expands the data protection obligations imposed by the CCPA on companies doing business in California, including additional consumer rights processes, limitations on data uses, and opt outs for certain uses of sensitive data. It also will create a new California data protection agency to enforce the law, and require certain businesses with higher risk privacy and security practices to submit annual audits to the agency on a regular basis. The CPRA will likely result in broader increased regulatory scrutiny in California of businesses’ privacy and security practices, could lead to a further rise in data protection litigation, and will require additional compliance investment and potential business process changes in the meantime.
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
Healthcare reform
In March 2010, broad healthcare reform legislation was enacted in the U.S. through the ACA, but the ACA’s regulatory framework and other healthcare reforms continue to evolve as a result of executive, legislative, regulatory and administrative developments and judicial proceedings. There have been multiple attempts to repeal or amend the ACA through legislative action and legal challenges, and the most recent challenge is currently before the U.S. Supreme Court. A repeal or other significant change to the ACA could have a material impact on our business if, for example, programs under the ACA were cancelled, including, among others, Medicaid expansion, CMMI models or the health insurance exchanges. Our revenue and operating income levels are highly sensitive to the percentage of our patients with higher-paying commercial health insurance and any legislative, regulatory or other changes that decrease the accessibility and availability, including the duration, of commercial insurance may have a material adverse impact on our business. In the event the health insurance exchange markets are significantly impaired as a result of legislative developments or other changes, it may adversely impact the percentage of our patients with higher-paying commercial health insurance, particularly if patients become unemployed due to factors related to the COVID-19 pandemic or otherwise and are unable to turn to the exchanges as an alternative to employer-based coverage.
Any changes in legislation, regulation or market conditions in connection with or resulting from the recent elections, could also impact our business in a number of ways, some of which may be material. For example, proposed legislative developments or administrative decisions, such as the creation of a public health insurance option similar to Medicare, government programs that impact access to Medicaid expansion or funding to families to purchase plans through health insurance exchanges or changes to the eligibility age for Medicare beneficiaries, eliminating the eligibility cap for the advance premium tax credit (APTC) and enhancing activities aimed at enrolling eligible individuals in Medicaid could impact the percentage of our patients with higher-paying commercial health insurance, impact the scope of coverage under commercial health plans and increase our expenses, among other things. Particularly in light of the ongoing COVID-19 pandemic, considerable uncertainty exists surrounding the continued development of the ACA and related regulations, programs and models, as well as similar healthcare reform measures and/or other potential changes at the federal and/or state level to laws, regulations and other requirements that govern our business.
New models of care and Medicare and Medicaid program reforms
As noted above, the 2019 Executive Order directed CMS to create payment models to evaluate the effects of creating payment incentives for the greater use of home dialysis and kidney transplants for those already on dialysis. CMS, through CMMI, published the final ETC mandatory payment model on September 18, 2020. The ETC will be administered through CMMI and launched in approximately 30% of dialysis clinics across the country on January 1, 2021.
In addition, CMS also announced the implementation of four voluntary kidney care payment models with the stated goal of helping healthcare providers reduce the cost and improve the quality of care for patients with late-stage chronic kidney disease and ESRD. CMS has stated these payment models are aimed to prevent or delay the need for dialysis and encourage kidney transplantation. These payment models have a scheduled commencement date of April 2021, though applicants now have the option to delay implementation until January 2022. Though we have applied for, and been provisionally accepted to participate in certain of these voluntary models, we continue to assess these models and their viability for us and the industry. These voluntary models continue CMMI’s prior work with various healthcare providers to develop, refine and implement ACOs and other innovative models of care for Medicare and Medicaid beneficiaries, including, without limitation, the CEC Model (which includes the development of ESRD Seamless Care Organizations), the Duals Demonstration, and other models. We participated in the CEC Model with CMMI, including with organizations in Arizona, Florida, and adjacent markets in New Jersey and Pennsylvania. The CEC ESCOs Model overall ended in Florida in December 2020, while the Arizona and adjacent markets in New Jersey and Pennsylvania are scheduled to end in March 2021. We may choose to participate in additional models either as a partner with other providers or independently. Even in areas where we are not directly participating in these or other CMMI models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO's, another ESRD Care Model's, or other program's calculations.
In addition, as to the aforementioned new models of care, federal bipartisan legislation related to full capitation demonstration for ESRD was introduced in Congress in September 2020 as the BETTER Kidney Care Act. This proposed legislation, which has not secured introduction in the current Congress, would build on prior coordinated care models, such as the CEC Model, and would establish a demonstration program for the provision of integrated care to Medicare fee-for-service dialysis and transplant patients. We have made and continue to make investments in building our integrated care capabilities, but there can be no assurances that initiatives such as this or similar legislation will be introduced or passed into law, and the ongoing COVID-19 pandemic may delay the progress of any such initiatives. If such legislation is passed, there can be no assurances that we will be able to successfully execute on the required strategic initiatives that would allow us to provide a competitive and successful integrated care program on the broader scale contemplated by legislation like this, and in the desired time frame. Additionally, the ultimate terms and conditions of any such potential legislation remain unclear. For example, our costs of care could exceed our associated reimbursement rates under such legislation. For additional detail on the evolving health care landscape and associated developments in our competitive environment, see the risk factor in Item 1A Risk Factors under the heading "If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors, it could materially adversely affect our business, results of operations, financial condition and cash flows."
CMS has also issued final rules related to the Cures Act. The Cures Act included a provision that, effective January 1, 2021, allows Medicare eligible beneficiaries with ESRD to choose coverage under a Medicare Part C MA managed care plan. This provision could broaden access to certain enhanced benefits offered by MA plans. MA plans usually provide reimbursement to us at a negotiated rate that is generally higher than Medicare FFS rates. We continue to evaluate the potential impact of this change in benefit eligibility, as there remains significant uncertainty as to how many or which newly eligible ESRD patients will seek to enroll in MA plans for their ESRD benefits and how quickly any such changes would occur. This uncertainty may be heightened by components of the aforementioned final rules, which include a provision that, among other things, removes the objective time and distance standards relating to network adequacy for outpatient dialysis centers for MA plans. The removal of these standards could result in MA plans seeking to limit provider networks available to dialysis patients. If MA plans attempt to use this revision to the rules to limit or restrict their networks, this may adversely impact the number of ESRD patients that select MA plans and also may result in the Company not being an in-network provider for significant MA plans. For details on the risks associated with these changes, see the risk factors in Item 1A Risk Factors under the headings, "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation;" and "We continuously have ongoing negotiations with commercial payors, and if the average rates that commercial payors pay us decline significantly, if patients in commercial plans are subject to restriction in plan designs or if we are unable to maintain contracts with payors with competitive terms, including, without limitation, reimbursement rates, scope and duration of coverage and in-network benefits, it would have a material adverse effect on our business, results of operations, financial condition and cash flows".
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
In addition, recent price and patient responsibility transparency regulations require health plans to make certain pricing and patient responsibility information publicly available. Certain of the requirements went into effect January 1, 2021 while others will go into effect January 1, 2024. There is a possibility that any changes by health plans resulting from these regulations could impact our revenue and results of operations.
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
State initiatives
There have been several state initiatives to limit payments to dialysis providers or impose other burdensome operational requirements, which, if passed, could have a material adverse impact on our business, results of operation, financial condition and cash flows. For example, on October 24, 2019, the Service Employees International Union - United Healthcare Workers West (SEIU) proposed a California statewide ballot initiative (Proposition 23) that sought to impose certain regulatory requirements on dialysis clinics, including requirements related to physician staffing levels, clinical reporting, clinical treatment options and limitations on the ability to make decisions on closing or reducing services for dialysis clinics. While this ballot initiative was rejected by voters in 2020, we incurred substantial costs to oppose it. We may face ballot initiatives or other proposed regulations or legislation in California or other states in future years, which may require us to incur further substantial costs and which, if passed, could have a material adverse impact on our business, results of operations, financial condition and cash flows.
Evolving proposed or issued laws, requirements, rules and guidance that impact our business, including as may be described above, and any failure on our part to adequately adjust to any resulting marketplace developments could have a material adverse effect on our business, results of operations, financial condition and cash flows. For additional discussion on the risks associated with the evolving payment and regulatory landscape for kidney care, see the discussion in Item 1A Risk Factors, including the discussion under the heading, "Our business is subject to a complex series of governmental laws, regulations and requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation" and "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows".
Corporate compliance program
Our businesses are subject to extensive regulations. Management has designed and implemented a corporate compliance program as part of our commitment to comply fully with applicable criminal, civil and administrative laws and regulations and to maintain the high standards of conduct we expect from all of our teammates. We continuously review this program and work to enhance it as appropriate. The primary purposes of the program include:
•Assessing and identifying risks for existing and new businesses;
•Training and educating our teammates and affiliated professionals to promote awareness of legal and regulatory requirements, a culture of compliance, and the necessity of complying with all applicable laws, regulations and requirements;
•Developing and implementing compliance policies and procedures and creating controls to support compliance with applicable laws, regulations and requirements and our policies and procedures;
•Auditing and monitoring the activities of our operating units and business support functions to identify and mitigate risks and potential instances of noncompliance in a timely manner; and
•Ensuring that we promptly take steps to resolve any instances of noncompliance and address areas of weakness or potential noncompliance.
We have a code of conduct that each of our teammates, members of our Board of Directors, affiliated professionals and certain third parties must follow, and we have an anonymous compliance hotline for teammates and patients to report potential instances of noncompliance that is managed by a third party. Our Chief Compliance Officer administers the compliance program. The Chief Compliance Officer reports directly to our Chief Executive Officer and the Chair of the Compliance and Quality Committee of our Board of Directors (Board Compliance and Quality Committee). Previously, we were subject to a five-year Corporate Integrity Agreement (CIA) with OIG. The term of the CIA expired on October 22, 2019, and we were notified on May 20, 2020 that the OIG had closed out its review. The CIA (i) required that we maintain certain elements of our compliance programs; (ii) imposed certain expanded compliance-related requirements during the term of the CIA; (iii) required ongoing monitoring and reporting by an independent monitor, imposed certain reporting, certification, records retention and training obligations, allocated certain oversight responsibility to the Board’s Compliance and Quality Committee, and necessitated the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board; and (iv) contained certain business restrictions related to a subset of our joint venture arrangements.

Any future penalties, sanctions or other consequences could be more severe in certain circumstances if the OIG or a similar regulatory authority determines that we knowingly and repeatedly failed to comply with applicable laws, regulations or requirements that apply to our business, including substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations, financial condition and cash flows, reputation and stock price.
Competition
The U.S. dialysis industry has experienced consolidation over the last 20 years, but remains highly competitive. Patient retention and the continued referrals of patients from referral sources such as hospitals and nephrologists, as well as acquiring or developing new outpatient dialysis centers are some of the important parts of our growth strategy. In our U.S. dialysis business, we continue to face intense competition from large and medium-sized providers, among others, which compete directly with us for limited acquisition targets, for individual patients who may choose to dialyze with us and for physicians qualified to provide required medical director services. Competition for growth in existing and expanding geographies or areas is intense and is not limited to large competitors with substantial financial resources or established participants in the dialysis space. We also compete with individual nephrologists, former medical directors or physicians that have opened their own dialysis units or facilities. Moreover, as we continue our international dialysis expansion into various international markets, we face competition from large and medium-sized providers, among others, for acquisition targets as well as physician relationships. We also experience competitive pressures from other dialysis providers in recruiting and retaining qualified skilled clinical personnel as well as in connection with negotiating contracts with commercial healthcare payors and inpatient dialysis service agreements with hospitals. Acquisitions, developing new outpatient dialysis centers, patient retention and physician relationships are significant components of our growth strategy and our business could be adversely affected if we are not able to continue to make dialysis acquisitions on reasonable and acceptable terms, continue to develop new outpatient dialysis centers, maintain or establish new relationships with physicians or if we experience significant patient attrition relative to our competitors.
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
FMC also manufactures a full line of dialysis supplies and equipment in addition to owning and operating outpatient dialysis centers worldwide. This may, among other things, give FMC cost advantages over us because of its ability to manufacture its own products. Additionally, FMC has been one of our largest suppliers of dialysis products and equipment over the last several years. In January 2021, upon the expiration of our prior agreement with FMC on December 31, 2020, we entered into and subsequently extended a new agreement with FMC to purchase a certain amount of dialysis equipment, parts and supplies from FMC which extends through December 31, 2024. The amount of purchases from FMC over the remaining term of this agreement will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, and growth of our existing centers.
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
Insurance
We are predominantly self-insured with respect to professional and general liability and workers' compensation risks through wholly-owned captive insurance companies. We are also predominantly self-insured with respect to employee medical and other health benefits. We also maintain insurance, excess coverage, or reinsurance for property and general liability, professional liability, directors’ and officers’ liability, workers' compensation, cybersecurity and other coverage in amounts and on terms deemed appropriate by management, based on our actual claims experience and expectations for future claims. Future claims could, however, exceed our applicable insurance coverage. Physicians practicing at our dialysis centers are required to maintain their own malpractice insurance, and our medical directors are required to maintain coverage for their individual private medical practices. Our liability policies cover our medical directors for the performance of their duties as medical directors at our outpatient dialysis centers.

Human capital management
Overview
At DaVita, we are guided by our Mission—to be the provider, partner and employer of choice—and a set of Core Values—Service Excellence, Integrity, Team, Continuous Improvement, Accountability, Fulfillment and Fun—which are reinforced at all levels of the organization. Our teammates share a common passion for improving patients' lives and are the cornerstone for the health of DaVita.
We strive to be a community first and a company second, and affectionately call ourselves a Village. To be a healthy Village, we need to attract, retain and motivate highly qualified and diverse teammates. To do so, we have implemented strategies that support our mission to be the employer of choice, such as:
•Designing programs and processes to cultivate a diverse talent pipeline that allows us to hire ahead of needs;
•Providing development and professional growth opportunities; and
•Offering a robust total rewards program.
These efforts are underpinned by a foundational focus on diversity and belonging that starts at the top with our Board of Directors and executive leadership and permeates through our Village as further described below.
We believe that this intentional investment of time and resources fosters a special community of teammates that, in turn, inspires the Village to take better care of our patients and better care of the communities in which we live.
Oversight & Management
Our Board of Directors provides oversight on human capital matters, receiving regular updates from our Chief People Officer about People Services’ activities, strategies and initiatives, and through the Board’s annual work with our Chief Executive Officer on management development and succession planning. Among other things, our Board of Directors and/or its committees also receive reports related to pay equity, risks and trends related to labor and human capital management issues and general issues pertaining to our teammates. The Board also oversees the Company's activities, policies and programs related to corporate environmental and social responsibility, including considering the impact of such activities, policies and programs on the Company, teammates and communities.
These reports and recommendations to the Board and its committees are part of our broader People Services leadership and oversight framework, which includes guidance from various stakeholders across the business and benefits from the full participation of senior leadership.
Diversity & Belonging
Our investment in our teammates is underscored by our commitment to Diversity & Belonging (D&B). Our D&B vision is "a diverse Village where everyone belongs." Our 3,137 dialysis centers operate in communities large and small, in nearly every state in the U.S. as well as ten other countries: Brazil, China, Columbia, Germany, Malaysia, Poland, Portugal, Saudi Arabia, Singapore, and the United Kingdom. Our Village's diversity is inherent in the teammates who work in our centers, the patients we care for, the physicians with whom we partner, and the communities where we serve.
To help achieve this vision, we empower all leaders and teammates to cultivate D&B in their centers and on their teams. One way we do this is by sharing tools and resources like our Belonging Teammate and Belonging Leader Guides, which encourage teammates to connect with each other to learn about individual experiences with belonging and better understand the impact of unconscious bias.
We take a collaborative, leader-led approach to building our D&B program. Everyone from our front-line patient care technicians (PCTs) and nurses to our divisional vice presidents, our CEO and our Board of Directors has a role in implementing our strategy. It truly does take a Village to bring our vision to life.
Over the past several years, our D&B efforts have focused primarily on supporting strong representation of women and people of color and ensuring that we are creating a welcoming, open environment where all teammates, patients, physicians and care partners belong.
As of December 31, 2020, our Village in the U.S. was comprised of 78% women and 54% people of color. We are proud of the fact that in the U.S. as of December 31, 2020, 74% of our managers and 54% of our directors are women and that leaders with profit and loss responsibility are 52% women and 27% people of color. We also are proud of the fact that our Board of

Directors is comprised of 44% women and 33% people of color. With respect to Board leadership positions, we are one of the few companies in the S&P 500 to have a woman serving as the Chair of the Board of Directors, and 75% of our Board committees are led by women or people of color.
Talent Pipeline and Career Development
We understand that a key component of developing strong representation of women and people of color in leadership is to have recruiting practices focused on diversity. Some of our practices include:
•Diverse Sourcing: Our recruiters are trained on how to source for diverse candidates to ensure we have a robust pipeline at all levels of the organization.
•Diverse Partnerships: We have external partnerships with organizations like Forte Foundation and Management Leadership for Tomorrow to help create equal opportunities for diverse candidates.
•Redwoods Leadership: We partner closely with diverse student body organizations at colleges and universities to source applicants for our Redwoods leadership development programs.
Helping teammates reach the next stage in their career and increasing their earnings potential is one of our passions. We have several career development programs that support teammates to further their careers. To help ensure that teammates have the support needed to succeed in their current roles, and grow their careers, we have invested in an end-to-end career development pipeline that includes programs and initiatives that provide financial, academic and social support to our clinical and operations personnel to help achieve their higher education and leadership goals. For example, approximately 86% of our teammates are clinical field/operations personnel, and we have programs in place to help guide their potential journey at DaVita. Beginning with programs that cover certification fees for PCTs to coaching and tuition programs that help guide PCTs to becoming registered nurses (RNs) to programs that help develop high potential nurses, clinical coordinators and clinic nurse managers into operational managers and ultimately to programs that prepare and coach operational managers for potential regional operations director roles, our goal is to make resources available to teammates at each step of a possible career path.
Total Rewards Program and Pay Equity
Our pay philosophy and practices are designed to be competitive in the local market and to reward strong team and individual performance. We believe merit-driven pay encourages teammates to do their best work, including in caring for our patients, and we strive to link pay to performance so we can continue to incentivize the provision of extraordinary care to our patients and grow our Village.
To help our teammates reach their full potential, we offer a total rewards package. More than just pay, our comprehensive compensation package connects teammates to robust health care coverage, resources for retirement planning and savings, opportunities for career development, and well-being resources for every stage of life.
To support our teammates in maintaining strong physical and mental health, we offer a variety of physical and mental health benefits programs, including, among other things:
•Teammate Assistance Program that offers counseling sessions annually to all teammates and their household members, along with work/life resources and tools that include telephonic or face to face legal consultation and expert financial planning/consultation.
•Free access to Headspace application for digital meditation and mindfulness and referrals/consultations on everyday issues such as dependent care, auto repair, pet care and home improvement.
•Vitality Points, a voluntary wellness incentive program that allows participating teammates and spouses/domestic partners to earn credits toward their medical premium for getting a biometric screening and engaging in healthy actions should they not meet certain targets.
•Short & Long term disability for full time teammates and Life/AD&D coverage at both the basic and supplemental levels.
•Our DaVita Village Network, which provides financial support to eligible teammates experiencing a specific tragedy or hardship and helps cover additional costs that local fundraising and insurance do not fully cover.
In support of our teammates and their families, we also offer family support programs that include family care programs for back-up child and elder care, parental support and parental leave programs. We also offer a number of scholarships for teammates' children and grandchildren.

We also offer a robust suite of financial well-being programs for eligible teammates including, among others, a 401(k) program with company match, an employee stock purchase plan, health savings account funding for certain high deductible health plans and a deferred compensation plan. We also offer DailyPay, a service that provides teammates with financial flexibility by allowing them to access earned but unpaid wages before payday for a nominal fee.
Pay Equity
At DaVita, we are committed to equal pay for equal work; meaning, teammates in the same position, performing at the same level, and in similar geographies, are paid fairly relative to one another, regardless of their gender, race or ethnicity. We believe that equitable pay is a critical component of establishing a fair work environment where all teammates are valued and feel like they belong. Fair pay is essential to our ability to attract and motivate the highly qualified, and diverse, teammates who are at the center of our current and future success.
Agile Response, Teammate Feedback and Responding to the Public Health Crisis
The COVID-19 pandemic tested our ability to respond to external developments and care for our teammates in real time. In response to the hardship imposed by the pandemic on our teammates, and in recognition of their dedication and commitment to our patients’ health, DaVita provided financial relief to over 50,000 teammates, such as a “Village Lives” award of $100 per week from March through May 2020, as well as other relief payments during the pandemic. In addition, we did not furlough, layoff or reduce pay for any teammates due to the pandemic. One of our key goals during the pandemic was to maintain frequent communication and engagement with teammates, including “town hall” calls, emails and more. As the pandemic has persisted, we continue to provide essential relief programs to support these teammates, including backup childcare, modified sick policies and certain increased overtime pay for front-line positions.
Most importantly, the health and safety of our teammates in the Village and their families remains a top priority throughout this ongoing pandemic. We implemented guidance early in the pandemic to help mitigate health and safety risks imposed by COVID-19, including, among other things:
•Securing necessary supplies of personal protective equipment;
•Restricting visitors to our centers;
•Screening teammates, patients and visitors for signs and symptoms of, or exposure to, COVID-19, before allowing entry into our clinics or business offices;
•Implementing an early universal masking policy; and
•Providing guidance on staying safe outside of our centers.
We also converted our live, in-person teammate and leadership development programs to virtual delivery, to help ensure that our teammates across our global Village could continue to grow personally and professionally and have access to career development resources despite the ongoing pandemic.
We believe our ability to engage with teammates and respond to these developments has helped us to better care for them. By caring for our teammates, we were generally able to maintain continuity of care for our patients and support the broader healthcare community throughout this unprecedented public health crisis.
As of December 31, 2020, we employed approximately 67,000 teammates, including our international teammates.
For additional information about certain risks associated with our human capital management, see the risk factor in Item 1A Risk Factors under the heading, "If our labor costs continue to rise, including due to shortages, changes in certification requirements and/or higher than normal turnover rates in skilled clinical personnel; or currently pending or future governmental laws, rules, regulations or initiatives impose additional requirements or limitations on our operations or profitability; or, if we are unable to attract and retain key leadership talent, we may experience disruptions in our business operations and increases in operating expenses, among other things, which could have a material adverse effect on our business, results of operations, financial condition and cash flows."
We also encourage you to visit our website at www.davita.com for more detailed information regarding certain of the human capital related programs and initiatives described herein, including our Policy on Fair and Equitable Pay, as well as our efforts to care for our patients, our community and our world. Nothing on our website, sections thereof or documents linked thereto, shall be deemed incorporated by reference into this Form 10-K.

Item 1A.    Risk Factors

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Please read the cautionary notice regarding forward-looking statements in Item 7 of Part II of this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including those discussed below, which could have a material adverse effect on our business, cash flows, financial condition, results of operations and/or reputation. The risks and uncertainties discussed below are not the only ones facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material adverse effect on our business, cash flows, financial condition, results of operations and/or reputation.
Summary Risk Factors
The following is a summary of the principal risks and uncertainties that could adversely affect our business, cash flows, financial condition and/or results of operations, and these adverse impacts may be material. This summary is qualified in its entirety by reference to the more detailed descriptions of the risks and uncertainties included in this Item 1A below and you should read this summary together with those more detailed descriptions.
These principal risk and uncertainties relate to, among other things:
Risks Related to the Operation of our Business
•the dynamic and evolving novel coronavirus pandemic;
•the complex set of governmental laws, regulations and other requirements that impact us, including potential changes thereto;
•the various lawsuits, demands, claims, qui tam suits, governmental investigations and audits and other legal matters that we may be subject to from time to time;
•our ability to comply with complex privacy and information security laws that impact us and/or our ability to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks;
•our negotiations and arrangements with commercial payors, including with respect to value-based care and Medicare Advantage plans, the average rates that commercial payors pay us, any restrictions in plan designs or other contractual terms, including, without limitation, the scope and duration of coverage and in-network benefits;
•the number or percentage of our patients with higher-paying commercial insurance;
•our ability to successfully implement our strategy with respect to home-based dialysis;
•changes in the structure of and payment rates under government-based programs;
•changes in clinical practices, payment rates or regulations impacting pharmaceuticals;
•our ability to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors;
•our acquisitions, mergers, joint ventures or dispositions;
•our ability to establish and maintain supply relationships that meet our needs at cost-effective prices or at prices that allow for adequate reimbursement as applicable, as well as our ability to access new technology or superior products in a cost-effective manner;
•our ancillary services and strategic initiatives, including without limitation, our international operations and our ability to expand within markets or to new markets, or invest in new products or services;
•our ability to appropriately estimate the amount of dialysis revenues and related refund liabilities;
•changes in physician referrals to our dialysis centers, whether due to governmental laws, regulations or other requirements, new competition, a perceived decrease in the quality of service levels at our centers or other reasons;

•increases in labor costs, including, without limitation, due to shortages, changes in certification requirements and/or higher than normal turnover rates in skilled clinical personnel; or currently pending or future governmental laws, rules, regulations or initiatives;
•our ability to attract and retain key leadership talent;
•our ability to attract and retain employees or our ability to manage operating cost increase or productivity decreases whether due to union organizing activities or legislative or other changes;
•our ability to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely, including, without limitation, our clinical, billing and collections systems;
General Risks
•our current or future level of indebtedness, including, without limitation, our ability to generate cash to service our indebtedness and for other intended purposes and our ability to maintain compliance with debt covenants;
•changes in tax laws, regulations and interpretations or challenges to our tax positions;
•liability claims for damages and other expenses that are not covered by insurance or exceed our existing insurance coverage;
•our ability to successfully maintain an effective internal control over financial reporting;
•deterioration in economic conditions, disruptions in the financial markets or the effects of natural or other disasters, political instability, public health crises or adverse weather events such as hurricanes, earthquakes, fires or flooding, including as such events may be impacted by the effects of climate change; and
•provisions in our organizational documents, our compensation programs and policies and certain requirements under Delaware law that may deter changes of control or make it more difficult for our stockholders to change the composition of our Board of Directors and take other corporate actions that our stockholders would otherwise determine to be in their best interests.
Risks Related to the Operation of our Business
We face various risks related to the dynamic and evolving novel coronavirus pandemic, any of which may have a material adverse impact on us.
The disease caused by the novel coronavirus (COVID-19) is impacting the world and our business in many different ways. The ultimate impact of COVID-19 on us will depend on future developments that are highly uncertain and difficult to predict, including among other things, the severity and duration of the pandemic; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus; its impact on the chronic kidney disease (CKD) population and our patient population; the availability, acceptance, impact and efficacy of COVID-19 treatments, therapies and vaccines; the pandemic’s continuing impact on the U.S. and global economies and unemployment; the responses of our competitors to the pandemic and related changes in the marketplace; and the timing, scope and effectiveness of federal, state and local governmental responses. The impact could come in many forms, including but not limited to those described below.
•    We have experienced and expect to continue to experience a negative impact on revenue and non-acquired growth from COVID-19 due to lower treatment volumes, including from the negative impact on our patient census that is the result of changes in rates of mortality. Because ESRD patients may be older and generally have comorbidities, several of which are risk factors for COVID-19, we believe the mortality rate of infected patients is, and will continue to be, higher in the dialysis population than in the general population, and COVID-19 also could impact the CKD population differentially. Over the longer term, we believe that changes in mortality in both the CKD and ESRD populations due to COVID-19 will depend primarily on the infection rate, case fatality rate, the age and health status of affected patients, the access to and efficacy of vaccinations as well as willingness to be vaccinated. We expect that these changes are likely to continue to negatively impact our revenue and non-acquired growth even as the pandemic subsides. However, determining the extent to which these impacts should be directly attributable to COVID-19 is difficult due to testing and reporting limitations, and other factors may drive treatment volumes and new admissions over time, such as the number of transplants or deferred admissions. The magnitude of these cumulative impacts has been substantial and, depending on the ultimate severity and duration of the pandemic could be material.

•     The COVID-19 pandemic and efforts to contain the virus have led to global economic deterioration and rapid and sharp increases in unemployment levels, which ultimately could result in a materially reduced share of our patients being covered by commercial insurance plans, with more patients being covered by lower-paying government insurance programs or being uninsured. These effects may persist after the pandemic subsides as, among other things, our patients could experience permanent changes in their insurance coverage as a result of changes to their employment status. In the event such a material reduction occurs in the share of our patients covered by commercial insurance plans, it would have a material adverse impact on our business, results of operations, financial condition and cash flows. The extent of these effects will depend upon, among other things, the extent and duration of the increased unemployment levels for our patient population, economic deterioration and potential recession; the timing and scope of federal, state and local governmental responses to the ongoing pandemic; and patients’ ability to retain existing insurance and their individual choices with respect to their coverage.
•     We have dedicated and continue to dedicate substantial resources in response to COVID-19 and have had, and expect to continue to have, extended and significant additional costs in connection with our response to COVID-19. The steps we have taken designed to help safely maintain continuity of care for our patients and help protect our caregivers, such as our policies to implement dedicated care shifts for patients with confirmed or suspected COVID-19 and other enhanced clinical practices, have increased, and are expected to continue to increase, our expenses and use of personal protective equipment (PPE). Our response to COVID-19 also has resulted in higher salary and wage expense, and we have provided, and may provide in the future, substantial financial support associated with relief reimbursement to our teammates. Furthermore, the effort and cost needed to procure certain of our equipment and clinical supplies, including PPE, have increased, and we expect these increased costs will continue while the pandemic persists. These efforts are part of a wider Prepare, Prevent, Respond and Recover protocol that we have implemented in connection with the pandemic, which also includes operational initiatives such as the redistribution of teammates, machines and supplies across the country as needed and increased investment in and utilization of telehealth capabilities. Our response protocol generally has allowed us to maintain continuity of care for our patients. If the pandemic requires us to maintain certain restrictive operational protocols for an extended period of time, it may adversely impact our strategic initiatives, such as our strategy to continue to build o our abilities to offer home dialysis options. Certain temporary changes made in response to the COVID-19 pandemic could become permanent, which could have an adverse impact on our business. In addition, any equipment or clinical supply shortages, disruptions or delays or associated price increases could impact our ability to provide dialysis services or the cost of providing those services.
•     We have had, and expect to continue to have, increased costs and risk associated with a high demand for our skilled clinical personnel. Historically we have faced costs and difficulties in hiring and retaining nurses and other caregivers due to a nationwide shortage of skilled clinical personnel, and these challenges have been heightened by the increased demand for and demand upon such personnel by the ongoing pandemic, particularly the more recent resurgence of the virus that is more widespread geographically, which, among other things, makes it more difficult for us to reallocate our resources to affected geographies. Any staffing shortages or disruptions could impact our ability to provide dialysis services or the cost of providing those services.
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
•     If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, we may incur future charges to recognize impairment in the carrying amount of our goodwill and other intangible assets. We may experience an increased need for additional liquidity funded by accessing existing credit facilities, raising new debt in the capital markets, or other sources, and we may seek to refinance existing debt, which may be more difficult or costly as a result of the pandemic’s impact on capital markets or on us. Furthermore, any extended billing or collection cycles, or deterioration in collectability of accounts receivable, will adversely impact our results of operations and cash flows.
•     In our value-based care and other programs where we assume financial accountability for total patient cost, an increase in COVID-19 rates among patients could have an impact on total cost of care. This increase may in turn impact the profitability of those programs relative to their respective funding.

•     The global nature of the pandemic may have varying impacts on our ongoing operations outside the United States, and may impact our ability to expand our operations into other parts of the world.
The government response to the pandemic has been wide-ranging and will continue to develop over time, particularly in light of the new federal administration. As a result, we may not be able to accurately predict the nature, timing or extent of resulting changes to the markets in which we conduct business or on the other participants that operate in those markets, or any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern our business. We believe that these changes may impact our business in a variety of ways, including but not limited to those described below.
•     Our need, ability and willingness to use and retain any provider relief or other funds or assistance from the government, the consequences of our decisions with respect thereto, our ability to operate within any restrictions on our business or operations that may be imposed as a condition to participation in any government assistance programs, and the impact of any such programs on our competitors, all will depend, among other things, on the magnitude, timing and nature of COVID-19’s impact on the Company as well as the requirements of any such programs, which are uncertain. There can be no assurance that financial or other assistance will be available from the government if we have a need for such assistance in the future.
•     State and local shelter in place and social distancing restrictions and guidance have required us to significantly increase the use of remote arrangements for our teammates and telehealth technology for our dialysis patients, which broadens our technology footprint for where and how protected health information is used or disclosed, and in turn increases our exposure to the various privacy and information security risks we face, such as the risk of "phishing" and other cybersecurity attacks and the risk of unauthorized dissemination of sensitive personal, proprietary or confidential information.
•     We have worked with certain government agencies and other kidney care providers to respond to the COVID-19 pandemic, and in certain cases have sought waivers of regulatory requirements. For example, as part of our efforts to help cohort patients in line with guidance from the CDC, we have sought waivers of certain regulatory requirements related to the survey and acceleration of new clinics and entered into agreements with other kidney care providers to help ensure that patients can receive dialysis in an outpatient setting rather than a hospital. In addition, we are also working to help make COVID-19 vaccines available to patients and teammates, including through coordination with state and federal governments on direct vaccine distribution so that we can administer vaccines to our patients and teammates. These vaccines are currently available under emergency use authorizations and there can be no assurance that our patients and caregivers will choose to receive a COVID-19 vaccine or that the vaccines will prove to be as safe and effective as currently understood by the scientific community. In addition, we may encounter difficulties with the availability, storage of the vaccine, or administration of the vaccines, some of which have multiple dose requirements. We operate in a complex and highly regulated environment, and the novel nature of our COVID-19 response, including, for example, with respect to regulatory waivers and our administration of the newly developed COVID-19 vaccines, may increase our exposure to legal, regulatory and clinical risks.
The foregoing and other continued impacts and disruptions to our business as a result of the COVID-19 pandemic could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, cash flows and/or liquidity. In addition, the COVID-19 pandemic heightens many of the other risks and uncertainties discussed herein. For additional information related to COVID-19 and its impact on our business, see the discussion in Part I, Item 1. Business under the headings, "COVID-19 and its impact on our business" and "Human Capital Management" and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation.
We operate in a complex regulatory environment with an extensive and evolving set of federal, state and local governmental laws, regulations and other requirements that apply to us. These laws, regulations and other requirements are promulgated and overseen by a number of different legislative, regulatory, administrative, and quasi-regulatory bodies, each of which may have varying interpretations, judgments or related guidance. As such, we utilize considerable resources on an ongoing basis to monitor, assess and respond to applicable legislative, regulatory and administrative requirements, but there is no guarantee that we will be successful in our efforts to adhere to all of these requirements. Laws, regulations and other requirements that apply to or impact our business include, but are not limited to:

•Medicare and Medicaid reimbursement statutes, rules and regulations (including, but not limited to, manual provisions, local coverage determinations, national coverage determinations, payment schedules and agency guidance);
•Medicare and Medicaid provider requirements, including requirements associated with providing and updating certain information about the Medicare or Medicaid entity, as applicable, and its direct and indirect affiliates;
•Federal fraud waste and abuse laws and analogous state laws;
•the 21st Century Cures Act (the Cures Act);
•Federal Acquisition Regulations;
•the Foreign Corrupt Practices Act (FCPA);
•Federal and state antitrust and competition laws and regulations;
•laws related to the corporate practice of medicine;
•individualized state law requirements associated with the operation of our business; and
•federal and state laws regarding the collection, use and disclosure of patient health information (e.g., Health Insurance Portability and Accountability Act of 1996 (HIPAA)) and the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials.
In addition, we have been subject to a five-year Corporate Integrity Agreement (CIA) with Office of Inspector General (OIG) for the U.S. Department of Health and Human Services (HHS). The term of the CIA expired on October 22, 2019, and we were notified on May 20, 2020 that the OIG had closed out its review. Any future penalties, sanctions or other consequences imposed on us could be more severe in certain circumstances if the OIG or a similar regulatory authority determines that we knowingly and repeatedly failed to comply with applicable laws, regulations or other requirements, and could adversely impact our results of operations or financial condition or could have a negative impact on our reputation.
The foregoing are each themselves comprised of numerous associated regulations or other requirements that have varying levels of impact on our business. If any of our personnel, representatives or operations are found to violate these or other laws, regulations or requirements, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price, including, among others:
•Loss of required certifications or suspension or exclusion from or termination of our participation in government programs (including, without limitation, Medicare, Medicaid and Center for Medicare and Medicaid Innovation (CMMI) demonstration programs);
•Refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;
•Loss of licenses required to operate healthcare facilities or administer pharmaceuticals in the states in which we operate;
•Reductions in payment rates or coverage for dialysis and ancillary services and pharmaceuticals;
•Criminal or civil liability, fines, damages or monetary penalties, which could be material and/or could materially harm our reputation or stock price;
•Imposition of corporate integrity agreements or consent agreements;
•Enforcement actions, investigations, or audits by governmental agencies and/or state law claims for monetary damages by patients who believe their protected health information (PHI) has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including, among others, HIPAA and the Privacy Act of 1974;
•Mandated changes to our practices or procedures that significantly increase operating expenses that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines, among other things;
•Termination of various relationships and/or contracts related to our business, such as joint venture arrangements, medical director agreements, real estate leases and consulting agreements with physicians; and

•Harm to our reputation which could negatively impact our business relationships and stock price, affect our ability to attract and retain patients, physicians and teammates, affect our ability to obtain financing and decrease access to new business opportunities, among other things.
Additionally, the healthcare sector, including the dialysis industry, is also regularly subject to negative publicity, including as a result of governmental investigations, adverse media coverage and political debate surrounding industry regulation. Negative publicity, regardless of merit, regarding the dialysis industry generally, the U.S. healthcare system or DaVita in particular may adversely affect us.
See Note 16 to the consolidated financial statements included in this report for further details regarding certain pending legal proceedings and regulatory matters to which we are or may be subject from time to time, any of which may include allegations of violations of applicable laws, regulations and requirements.
Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Each of the laws, regulations and other requirements that govern our business may continue to change over time, and there is no assurance that we will be able to accurately predict the nature, timing or extent of such changes or the impact of such changes on the markets in which we conduct business or on the other participants that operate in those markets.
Among other things, the regulatory framework of the Patient Protection and Affordable Care Act and the Health Care Reconciliation Act of 2010, as amended (collectively, the ACA), and other healthcare reforms continue to evolve as a result of executive, legislative, regulatory and administrative developments and judicial proceedings. These changes shape the landscape for our current dialysis business as well as for emerging comprehensive and integrated kidney care markets. For example, an executive order issued in July 2019 (the 2019 Executive Order) directed CMS to create payment models through CMMI to evaluate the effects of creating payment incentives for the greater use of home-based dialysis and kidney transplants for those already on dialysis, improve quality of care for kidney patients and reduce expenditures. In addition, future legislative action related to, among other things, full capitation demonstration for ESRD may ultimately impact our ability to provide a competitive and successful integrated care program at scale. We have made and continue to make investments in building our integrated care capabilities, but there can be no assurances that initiatives such as this or similar legislation will be passed into law, and the ongoing COVID-19 pandemic may delay the progress of such initiatives. If such legislation is passed, there can be no assurances that we will be able to successfully execute on the required strategic initiatives that would allow us to provide a competitive and successful integrated care program on the broader scale contemplated by this legislation, and in the desired time frame. Additionally, the ultimate terms and conditions of any such potential legislation remain unclear. For example, our costs of care could exceed our associated reimbursement rates under such legislation. Any failure on our part to adequately implement strategic initiatives to adjust to any marketplace developments resulting from executive, legislative, regulatory or administrative changes such as these could have a material adverse impact on our business.
There have been multiple attempts to repeal or amend the ACA through legislative action and legal challenges, and the most recent challenge is currently before the U.S. Supreme Court. In the event the ACA is repealed or significantly altered, it would impact our business in a number of ways, some of which may be material. The outcome of this U.S. Supreme Court proceeding will likely impact the future viability of ACA policies and programs that impact our business, including, among others, Medicaid expansion, CMMI and the health insurance exchanges. For example, if an ACA repeal ends Medicaid expansion it could have an adverse impact on coverage available to our patients and if such a repeal impacts CMMI’s authority to implement innovative payment models, we may lose the investment of the resources we have dedicated to those programs. In addition, our revenue and operating income levels are highly sensitive to the percentage of our patients with higher-paying commercial health insurance and any legislative, regulatory or other changes that decrease the accessibility and availability, including the duration, of commercial insurance may have a material adverse impact on our business. The ACA's health insurance exchanges, which provide a marketplace for eligible individuals and small employers to purchase health insurance, initially increased the accessibility and availability of commercial insurance. In the event the exchange markets are significantly impaired as a result of legislative developments or other changes, it may adversely impact the percentage of our patients with higher-paying commercial health insurance, particularly if patients become unemployed due to factors related to the COVID-19 pandemic or otherwise and are unable to turn to the exchanges as an alternative to employer-based coverage.
Changes to the political environment resulting from the most recent election cycle may increase the likelihood of changes that would impact us, such as changes to the healthcare regulatory landscape or to the federal corporate tax rate. Examples of such potential changes could include, among other things, legislative developments or administrative decisions such as moving to a universal health insurance or "single payor" system whereby health insurance is provided to all Americans by the government, the availability of a “public health insurance option” similar to Medicare, government programs that impact access to Medicaid expansion or impact funding provided to families to purchase plans through the health insurance exchanges or changes to the eligibility age for Medicare beneficiaries. Some of these and other related changes could in turn impact the percentage of our patients with higher-paying commercial health insurance, impact the scope or terms of coverage under commercial health plans and increase our expenses, among other things. The timing of any legislative or executive action related to these potential initiatives remains uncertain, particularly in light of the ongoing COVID-19 pandemic, and as such, considerable uncertainty exists surrounding the continued development of the ACA and related regulations, programs and models, as well as similar healthcare reform measures and/or other changes that may be enacted at the federal and/or state level to laws, regulations and other requirements that govern our business. Although we cannot predict the short- or long-term effects of legislative or regulatory changes, we believe that future market changes could result in, among other things, more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. To the extent that changes in statutes, regulations or related guidance or changes in other market conditions result in a reduction in the percentage of our patients with commercial insurance, limit the scope or nature of coverage through the exchanges or other health insurance programs or otherwise reduce reimbursement rates for our services from commercial and/or government payors, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. For additional information on the impact of legislative or regulatory changes on the coverage and rates for our services and the percentage of our patients with commercial insurance, see the risk factors under the headings "We continuously have ongoing negotiations with commercial payors, and if the average rates that commercial payors pay us decline significantly, if patients in commercial plans are subject to restriction in plan designs or if we are unable to maintain contracts with payors with competitive terms, including, without limitation, reimbursement rates, scope and duration of coverage and in-network benefits, it would have a material adverse effect on our business, results of operations, financial condition and cash flows," and "If the number or percentage of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows."
The introduction of new or modified rules and regulations also generates continuous risks related to appropriate compliance. Changes to the continuously evolving healthcare regulatory landscape may also have the potential to generate opportunities with relative ease of entry for certain smaller and/or non-traditional providers and we may be competing with them for patients in an asymmetrical environment with respect to data and/or regulatory requirements given our status as an ESRD service provider. These opportunities may be enhanced by disruptions or changes to the healthcare regulatory landscape resulting from the ongoing global health crisis. For additional detail on our evolving competitive environment, see the risk factor under the heading "If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors, it could materially adversely affect our business, results of operations, financial condition and cash flows." In general, if we are unable to efficiently and effectively adjust to new or modified rules and regulations, including with respect to regulatory compliance, it may, among other things, erode our patient base or reimbursement rates and could otherwise have a material adverse impact on our business, results of operation, financial condition and cash flows.
There have also been several state initiatives to limit payments to dialysis providers or impose other burdensome operational requirements, which, if passed, could have a material adverse impact on our business, results of operation, financial condition and cash flow. For instance, in 2020, voters in California considered a statewide ballot initiative that sought to impose certain regulatory requirements on dialysis clinics, including requirements related to physician staffing levels, clinical reporting, clinical treatment options and limitations on the ability to make decisions on closing or reducing services for dialysis clinics. While this ballot initiative was rejected by voters in 2020, we incurred substantial costs to oppose it. We may face ballot initiatives or other proposed regulations or legislation in California or other states in future years, which may require us to incur further substantial costs and which, if passed, could have a material adverse impact on our business, results of operations, financial condition and cash flows.
Finally, there have also been rule making and legislative efforts at both the federal and state level regarding the use of charitable premium assistance for ESRD patients and may establish new conditions for coverage standards for dialysis facilities. For example, on October 13, 2019, a California bill (AB 290) was signed into law that limits the amount of reimbursement paid to certain providers for services provided to patients with commercial insurance who receive charitable premium assistance. The American Kidney Fund (AKF), an organization that provides charitable premium assistance, announced that it would be withdrawing from California as a result of AB 290. The implementation of AB 290 has been stayed pending resolution of legal challenges, but in the event AB 290 becomes effective and the AKF withdraws from California, it may cause other organizations that provide charitable premium assistance to withdraw from California, and we would expect an adverse impact on the ability of patients to afford Medicare premiums and Medicare supplemental and commercial coverage. We expect that such an adverse impact will in turn adversely impact our business, results of operations, financial condition and cash flows. Bills similar to AB 290 were introduced in Illinois (SB 600) and Oregon (SB 900) in 2019, but have not been successfully passed to date. If these or similar bills are introduced and implemented in other jurisdictions, and organizations that provide charitable premium assistance in those jurisdictions are similarly impacted, it could in the aggregate have a material adverse impact on our business, results of operations, financial condition and cash flows. For additional information on the impact of decreases to the percentage of our patients with commercial insurance, see the risk factor under the heading "If the number or percentage of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows".
Among other things, regulatory guidance, proposed legislation and ballot initiatives and any similar initiatives could restrict or prohibit the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange, limit the amount of revenue that a dialysis provider can retain for caring for patients with commercial insurance, impose burdensome operational requirements, affect payments made to providers for services provided to patients who receive charitable premium assistance and/or otherwise restrict or prohibit the use of charitable premium assistance, or reduce the standards for network adequacy. In turn, these potential impacts could cause us to incur substantial costs to oppose any such proposed requirements or measures, impact our dialysis center development plans, and if passed and/or implemented, could materially reduce our revenues and increase our operating and other costs, adversely impact dialysis centers across the U.S. making certain centers economically unviable, lead to the closure of certain centers, restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage and reduce the number of patients that select commercial insurance plans or MA plans for their dialysis care, among other things.
Evolving proposed or issued laws, requirements, rules and guidance that impact our business, including as may be described above, and any failure on our part to adequately adjust to any resulting marketplace developments, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
To the extent that the information above describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions that are referenced. For additional information related to the laws, rules and other regulations described above, please see Part I, Item 1 “Business–Government Regulation” of this Form 10-K.
We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits and other legal matters, any of which could result in, among other things, substantial financial penalties or awards against us, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.
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
Privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to privacy and security breaches or suffer losses to our data and information technology assets, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows or materially harm our reputation.
We must comply with numerous federal and state laws and regulations in both the U.S. and the foreign jurisdictions in which we operate governing the collection, dissemination, access, use, security and privacy of PHI, including, without limitation, HIPAA and its implementing privacy, security, and related regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH) and collectively referred to as HIPAA. We are also required to report known breaches of PHI and other certain personal information consistent with applicable breach reporting requirements set forth in applicable laws and regulations. From time to time, we may be subject to both federal and state inquiries or audits related to HIPAA, HITECH and other state privacy laws associated with complaints, desk audits, and data breaches. If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information, including PHI, on our behalf, properly maintain the integrity of our data, protect our proprietary rights, or defend against cybersecurity attacks, it could materially harm our reputation and/or have a material adverse effect on our business, results of operations, financial condition and cash flows. These risks may be intensified to the extent that the laws change or to the extent that we increase our use of third-party service providers that utilize sensitive personal information, including PHI, on our behalf.
Data protection laws are evolving globally, and may continue to add additional compliance costs and legal risks to our international operations. In Europe, the General Data Protection Regulation (GDPR) imposes a comprehensive data protection regime with the potential for regulatory fines as well as data breach litigation by impacted data subjects. Under the GDPR, regulatory penalties may be assessed by data protection authorities for up to the greater of 4% of worldwide turnover or €20 million.
Data protection laws are also evolving nationally, and may add additional compliance costs and legal risks to our U.S. operations. For example, the California Consumer Privacy Act (CCPA) and California Privacy Rights Act (CPRA) have been passed into law in the past several years, and they collectively expand our obligations related to the collection, use and sharing of consumer data and also permit additional penalties, grant additional enforcement authority and authorize private rights of action. The costs of compliance with, and the burdens imposed by, the GDPR, the CCPA, the CPRA or other new laws, regulations or policies may impact our operations and/or limit the ways in which we can provide services or use personal data collected while providing services. If we fail to comply with the requirements of GDPR, the CCPA, the CPRA or other new laws, regulations or policies, we could be subject to penalties that, in some cases, would have a material adverse impact on our business, results of operations, financial condition and cash flows. For more information on regulations affecting our business, see “Business–Government Regulation” in Part I, Item 1 of this Form 10-K.
Scrutiny over cybersecurity standards in the health sector is also increasing. In particular, the HHS Office for Civil Rights, in partnership with the Healthcare and Public Health Sector Coordinating Council (HSCC), recently issued cybersecurity guidelines for healthcare organizations that reflect consensus-based, voluntary practices to cost-effectively reduce cybersecurity risks for organizations of varying sizes. Although these HHS-backed guidelines, entitled "Health Industry Cybersecurity Practices: Managing Threats and Protecting Patients," are voluntary, they are likely to serve as an important reference point for the healthcare industry, and may cause us to invest additional resources in technology, personnel and programmatic cybersecurity controls as the cybersecurity risks we face continue to evolve.
Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct our operations, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including, among others, foreign state agents. Our business and operations rely on the secure and continuous processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks, including sensitive personal information, such as PHI, social security numbers, and/or credit card information of our patients, teammates, physicians, business partners and others. Our business and operations also rely on certain critical IT vendors that support such processing, transmission and storage (which have become more relevant and important given the information security issues and risks that are intensified through remote work arrangements).
We regularly review, monitor and implement multiple layers of security measures through technology, processes and our people. We utilize security technologies designed to protect and maintain the integrity of our information systems and data, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, our facilities and systems and those of our third-party service providers may be vulnerable to privacy and security incidents; security attacks and breaches; acts of vandalism or theft; computer viruses and other malicious code; coordinated attacks by a variety of actors, including, among others, activist entities or state sponsored cyberattacks; emerging cybersecurity risks; cyber risk related to connected devices; misplaced or lost data; programming and/or human errors; or other similar events that could impact the security, reliability and availability of our systems. Internal or external parties may attempt to circumvent our security systems, and we have in the past, and expect that we will in the future, experience attacks on our network including, without limitation, reconnaissance probes, denial of service attempts, malicious software attacks including ransomware or other attacks intended to render our internal operating systems or data unavailable, and phishing attacks or business email compromise. Cybersecurity requires ongoing investment and diligence against evolving threats. Emerging and advanced security threats, including, without limitation, coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations. As with any security program, there always exists the risk that employees will violate our policies despite our compliance efforts or that certain attacks may be beyond the ability of our security and other systems to detect. There can be no assurance that investments, diligence and/or our internal controls will be sufficient to prevent or timely discover an attack.

Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information, including, among others, PHI, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business, results of operations, financial condition, cash flows and materially harm our reputation. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications. The occurrence of any of these events could, among other things, result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems and liability under privacy and security laws, all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows, or materially harm our reputation and trigger regulatory actions and private party litigation. If we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and relationships with our patients, physicians, vendors and other business partners would be harmed, and our business, results of operations, financial condition and cash flows could be materially and adversely affected. Failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or to defend against cybersecurity attacks, could subject us to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly, and could further result in a material adverse effect on our business, results of operations, financial condition and cash flows or harm our reputation. As malicious cyber activity escalates, including activity that originates outside of the U.S., and as our COVID-19 response increases our remote work arrangements and broadens our technology footprint, the risks we face relating to transmission of data and our use of service providers outside of our network, as well as the storing or processing of data within our network, intensify. There have been increased international, federal and state and other privacy, data protection and security enforcement efforts and we expect this trend to continue. While we plan to maintain cyber liability insurance, there can be no assurance that we will successfully be able to obtain such insurance on terms and conditions that are favorable to us or at all. Additionally, any cyber liability insurance may not cover us for all types of losses and may not be sufficient to protect us against the amount of all losses.
We continuously have ongoing negotiations with commercial payors, and if the average rates that commercial payors pay us decline significantly, if patients in commercial plans are subject to restriction in plan designs or if we are unable to maintain contracts with payors with competitive terms, including, without limitation, reimbursement rates, scope and duration of coverage and in-network benefits, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.
A substantial portion of our U.S. dialysis net patient services revenues for the year ended December 31, 2020 was generated from patients who have commercial payors (including hospital dialysis services) as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, including as employers shift to less expensive options for medical services, as a result of consolidations among commercial payors, increased focus on dialysis services and other factors. Commercial payment rates could be materially lower in the future due to these or other factors.
We continuously are in the process of negotiating existing and potential new agreements with commercial payors who aggressively negotiate terms with us, and we can make no assurances about the ultimate results of these negotiations or the timing of any potential rate changes resulting from these negotiations. Sometimes many significant agreements are being renegotiated at the same time. In the event that our ongoing negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our business, results of operations, financial condition and cash flows. We believe payor consolidations have significantly increased the negotiating leverage of commercial payors, and ongoing consolidations may continue to increase this leverage in the future. Our negotiations with payors occur in a highly competitive environment and are also influenced by these marketplace dynamics, and we may experience decreased contracted rates with commercial payors or experience decreases in patient volume, including in instances where we are unable to come to agreement with commercial payors on rates, as our negotiations with commercial payors continue.
Our negotiations with commercial payors may relate to commercial fee-for-service contracts, value-based care (VBC) contracts in which we share risk with commercial payors, as well as contracts to provide dialysis services to Medicare Part C Medicare Advantage (MA) patients. If we fail to maintain contracts with payors and other healthcare providers with competitive or favorable terms, either with respect to commercial plans, commercial VBC contracts, MA plans or otherwise, including, without limitation, with respect to reimbursement rates, scope and duration of coverage and in-network benefits, or if we fail to accurately estimate the price for and manage our medical costs in an effective manner such that the profitability of our value-based products is negatively impacted, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

These negotiations may also be impacted by legislative or regulatory developments and associated legal rulings. For example, the final rules for the Cures Act included a provision that, effective January 1, 2021, allows Medicare-eligible beneficiaries with ESRD to choose coverage under a MA managed care plan. This provision could broaden patient access to certain enhanced benefits offered by MA plans. MA plans usually provide reimbursement to us at a negotiated rate that is generally higher than Medicare fee-for-service rates. We continue to evaluate the potential ultimate impact of this change in benefit eligibility, as there is significant uncertainty as to how many or which newly eligible ESRD patients will seek to enroll in MA plans for their ESRD benefits and how quickly any such changes would occur. This uncertainty may be heightened by components of the aforementioned final rules, which include a provision that, among other things, removes the objective time and distance standards relating to network adequacy for outpatient dialysis centers for MA plans. If MA plans attempt to use this revision to the rules to limit or restrict their networks, this may adversely impact the number of ESRD patients that select MA plans and also may result in the Company not being an in-network provider for significant MA plans. If kidney patients choose not to enroll in MA plans or choose to leave MA plans, whether due to network adequacy standards or otherwise, or if we fail to provide education to kidney patients in the manner specified by CMS, we could be subject to certain clinical, operational, financial and legal risks, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, recent price and patient responsibility transparency regulations require health plans to make certain pricing and patient responsibility information publicly available. Certain of the requirements went into effect January 1, 2021 while others will go into effect January 1, 2024. There is a possibility that any changes by health plans resulting from these regulations could impact our revenue and results of operations.
Certain payors have also been attempting to design and implement plans that restrict access to ESRD coverage both in the commercial and individual market. Among other things, these restrictive plan designs seek to limit the duration and/or the breadth of ESRD benefits, limit the number of in-network providers, set arbitrary provider reimbursement rates, or otherwise restrict access to care, all of which may result in a decrease in the number of patients covered by commercial insurance. Payors have also disputed the scope and duration of ESRD benefit coverage under their plans. Any of the foregoing, including developments in plan design or new business activities of commercial payors, may lead to a significant decrease in the number of patients with commercial plans, the duration of benefits for patients under commercial plans and/or a significant decrease in the payment rates we receive, any of which would have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, some commercial payors are pursuing or have incorporated policies into their provider manuals limiting or refusing to accept charitable premium assistance from non-profit organizations, such as the American Kidney Fund, which may impact the number of patients who are able to afford commercial plans. Paying for coverage is a significant financial burden for many patients, and ESRD disproportionately affects the low-income population. Charitable premium assistance supports continuity of coverage and access to care for patients, many of whom are unable to continue working full-time as a result of their severe condition. A material restriction in patients' ability to access charitable premium assistance may restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage, and may have a material adverse effect on our business, results of operations, financial condition and cash flows.
For additional details regarding the impact of a decline in our patients under commercial plans, see the risk factor under the heading "If the number or percentage of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows." For additional details regarding specific risks we face regarding potential legislative or regulatory changes that, among other things, could result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, see the discussion in the risk factor under the headings "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation;" and "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
If the number or percentage of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our revenue levels are sensitive to the number of our patients with higher-paying commercial insurance coverage and the percentage of our patients under higher-paying commercial plans relative to government-based programs. A patient's insurance coverage may change for a number of reasons, including changes in the patient's or a family member's employment status. A material portion of our commercial revenue is concentrated with a limited number of commercial payors, and any changes impacting our highest paying commercial payors will have a disproportionate impact on us. In addition, many patients with commercial and government insurance rely on financial assistance from charitable organizations, such as the American Kidney Fund. Certain payors have challenged our patients' and other providers' patients' ability to utilize assistance from charitable organizations for the payment of premiums, including, without limitation, through litigation and other legal proceedings. The use of charitable premium assistance for ESRD patients has also faced challenges and inquiries from legislators, regulators and other governmental authorities, and this may continue. In addition, CMS or another regulatory agency or legislative authority may issue a new rule or guidance that challenges or restricts charitable premium assistance. For additional details, see the risk factor under the headings "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation;" and "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows." If any of these challenges to kidney patients' use of premium assistance is successful or restrictions are imposed on the use of financial assistance from such charitable organizations or if organizations providing such assistance are no longer available such that kidney patients are unable to obtain, or continue to receive or receive for a limited duration, such financial assistance, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if our assumptions about how kidney patients will respond to any change in financial assistance from charitable organizations are incorrect, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
When Medicare becomes the primary payor for a patient, the payment rate we receive for that patient decreases from the employer group health plan or commercial plan rate to the lower Medicare payment rate. If the number of our patients who have Medicare or another government-based program as their primary payor increases, it could negatively impact the percentage of our patients covered under commercial insurance plans. There are a number of factors that could drive a decline in the percentage of our patients covered under commercial insurance plans, including, among others, a continued decline in the rate of growth of the ESRD patient population, continued improved mortality or the reduced availability of commercial health plans or reduced coverage by such plans through the ACA exchanges or otherwise due to changes to the marketplace, healthcare regulatory system or otherwise. Commercial payors could also cease paying in the primary position after providing 30 months of coverage resulting in potentially material reductions in payment as the patient moves to Medicare primary. Moreover, declining macroeconomic conditions, such as, for example, those resulting from the ongoing COVID-19 pandemic, could also negatively impact the percentage of our patients covered under commercial insurance plans. To the extent there are sustained or increased job losses in the U.S., we could experience a decrease in the number of patients covered under commercial plans and/or an increase in uninsured and underinsured patients independent of whether general economic conditions improve. If we experience higher numbers of uninsured or underinsured patients, it also would result in an increase in uncollectible accounts.
Finally, the ultimate results of our continual negotiations with commercial payors under existing and potential new agreements cannot be predicted and, among other things, could result in a decrease in the number of our patients covered by commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms, resulting in termination or non-renewals of existing agreements and our inability to enter into new agreements. Our agreements and rates with commercial payors may be impacted by new business activities of these commercial payors as well as steps that these commercial payors have taken and may continue to take to control the cost of and/or the eligibility for access to the services that we provide, including, without limitation, relative to products on and off the healthcare exchanges. These efforts could impact the number of our patients who are eligible to enroll in commercial insurance plans, and remain on the plans, including plans offered through healthcare exchanges. For additional detail on the risks related to commercial payor activity, including restrictive plan design, see the discussion under the heading "We continuously have ongoing negotiations with commercial payors, and if the average rates that commercial payors pay us decline significantly, if patients in commercial plans are subject to restriction in plan designs or if we are unable to maintain contracts with payors with competitive terms, including, without limitation, reimbursement rates, scope and duration of coverage and in-network benefits, it would have a material adverse effect on our business, results of operations, financial condition and cash flows." We could also experience a further decrease in the payments we receive for services if changes to the marketplace or the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, among other things.
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
Our home-based dialysis services, which include home hemodialysis and peritoneal dialysis (PD), represented approximately 17% of our U.S. dialysis patient services revenues for the year ended December 31, 2020, and have increasingly become an important part of our overall strategy. In addition, home-based dialysis recently has been the subject of increased political and industry focus. For example, in connection with the 2019 Executive Order, HHS set out specific goals related to home dialysis and CMMI’s ESRD Treatment Choices mandatory payment model (ETC) included new incentives to encourage dialysis at home. We are a leader in home-based dialysis and have made investments in processes and infrastructure to continue to grow this modality. There are, however, risks associated with this growth, including, among other things, financial, legal and operational risks related to our ability to design and develop infrastructure and to plan for capacity in a modality that is part of an evolving marketplace. We may also be subject to associated risks related to our ability to successfully manage related operational initiatives, find, train and retain appropriate staff, contract with payors for appropriate reimbursement, and maintain processes to adhere to the complex regulatory and legal requirements, including without limitation those associated with billing Medicare. For additional detail on risks associated with operating in a highly regulated environment, see "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation." In addition to the above risks, certain risks inherent to home-based dialysis will increase as we expand our home-based dialysis offerings, including risks related to managing transitions between in-center and home-based dialysis, billing and telehealth systems, among others. For additional detail on risks associated with information systems and new technology generally, see the risk factor under the heading "Failing to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely, including, without limitation, our clinical, billing and collections systems could materially adversely affect our business, results of operations, financial condition and cash flows."
An increased focus on home-based dialysis is also indicative of the generally evolving market for kidney care. This developing market may create additional opportunities for competition with relative ease of entry, and if we are unable to successfully adapt to these marketplace developments in a timely and compliant manner, we may see a reduction in our overall number of patients, among other things. Our response to the COVID-19 pandemic has also required us to impose certain operational restrictions that may adversely impact certain home-based dialysis initiatives, and the extent of this impact may depend on the severity or duration of the pandemic, among other things. For additional detail on the competitive landscape in kidney care, see the risk factor under the heading "If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors, it could materially adversely affect our business, results of operations, financial condition and cash flows," and for additional detail on the impact of COVID-19 on our home-based dialysis business, see the risk factor under the heading "We face various risks related to the dynamic and evolving novel coronavirus pandemic, any of which may have a material adverse impact on us." If we are not able to successfully implement our strategy with respect to home-based dialysis, including maintaining our existing business and further developing our capabilities in a complex and highly regulated environment, it could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation.
Changes in the structure of and payment rates under the Medicare ESRD program could have a material adverse effect on our business, results of operations, financial condition and cash flows.
A substantial portion of our dialysis revenues are generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are currently made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment that are related to the treatment of dialysis, subject to certain adjustments as described below. Most lab services are also included in the bundled payment.
Under the ESRD Prospective Payment System (PPS), bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility's performance in specified quality measures set annually by CMS through the ESRD Quality Incentive Program, which was established by the Medicare Improvements for Patients and Providers Act of 2008. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors. In addition, the ESRD PPS is subject to rebasing, which can have a positive financial effect, or a negative one if the government fails to rebase in a manner that adequately addresses the costs borne by dialysis facilities. Similarly, as new drugs, services or labs are added to the ESRD bundle, CMS' failure to adequately calculate the costs associated with the drugs, services or labs could have a material adverse effect on our business, results of operations, financial condition and cash flows. In certain instances, new injectable, intravenous or oral products may be reimbursed separately from the bundled payment through a transitional drug add-on payment adjustment (TDAPA). For a discussion of certain risks associated with this transitional pricing process, see the risk factor under the heading, "Changes in clinical practices, payment rates or regulations impacting pharmaceuticals could have a material adverse effect on our business, results of operations, financial condition, and cash flows and negatively impact our ability to care for patients."

The current bundled payment system presents certain operating, clinical and financial risks, which include, without limitation:
•Risk that our rates are reduced by CMS. CMS publishes a final rule for the ESRD PPS each year and uncertainty about future payment rates remains a material risk to our business.
•Risk that CMS, on its own or through its contracted Medicare Administrative Contractors (MACs) or otherwise, implements Local Coverage Determinations (LCDs) or implements payment provisions, policy or regulatory mandates, including changes to the existing or future PPS, that limit our ability to either be paid for covered dialysis services or bill for treatments or other drugs and services or other rules that may impact reimbursement. Such payment rules and regulations and coverage determinations or related decisions could have an adverse impact on our operations and revenue. There is also risk commercial insurers could seek to incorporate the requirements or limitations associated with such LCDs or CMS guidance into their contracted terms with dialysis providers, which could have an adverse impact on our revenue.
•Risk that a MAC, or multiple MACs, change their interpretations of existing regulations, manual provisions and/or guidance, or seek to implement or enforce new interpretations that are inconsistent with how we have interpreted existing regulations, manual provisions and/or guidance.
•Risk that CMS implements data and related reporting requirements that result in decreased reimbursement and/or increased technology and operational costs.
•Risk that increases in our operating costs will outpace the Medicare rate increases we receive. We expect operating costs to continue to increase due to inflationary factors, such as increases in labor and supply costs, including, without limitation, increases in maintenance costs and capital expenditures to improve, renovate and maintain our facilities, equipment and information technology to meet changing regulatory requirements and business needs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.
•Risk of continued federal budget sequestration cuts or other disruptions in federal government operations and funding. As a result of the Budget Control Act of 2011, the Bipartisan Budget Act (BBA) and the CARES Act, an annual 2% reduction to Medicare payments took effect on April 1, 2013, and has been extended through 2030 (though the reduction was temporarily suspended from May 1, 2020 through March 31, 2021 in connection with COVID-19 relief related legislation). These across-the-board spending cuts have affected and will continue to adversely affect our business, results of operations, financial condition and cash flows. Any extended disruption in federal government operations and funding, including an extended government shutdown, U.S. government debt default and/or failure of the U.S. government to enact annual appropriations could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, disruptions in federal government operations may delay or negatively impact regulatory approvals and guidance that are important to our operations, and create uncertainty about the pace of upcoming regulatory developments.
•Risk that failure to adequately develop and maintain our clinical systems or failure of our clinical systems to operate effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows. For example, in connection with claims for which at least part of the government's payments to us is based on clinical performance or patient outcomes or co-morbidities, if our clinical systems fail to accurately capture the data we report to CMS or we otherwise have data integrity issues with respect to the reported information, we might be over-reimbursed by the government, which could, among other things, subject us to liability exclusion from participation in federal healthcare programs, and penalties under the federal Civil Monetary Penalty statute and could adversely impact our reputation.
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
In addition to the above risks under the current Medicare ESRD program, changing legislation and other regulatory and executive developments have led and may continue to lead to the emergence of new models of care and other initiatives in both the government and private sector that, among other things, may impact the structure of, and payment rates under, the Medicare ESRD program. Moreover, the number of our patients with primary Medicare coverage may be subject to change, particularly with the effectiveness of the Cures Act, which allows Medicare-eligible individuals with ESRD to enroll in Medicare Part C MA managed care plans. For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations or failing to adequately implement strategic initiatives to adjust to marketplace developments, see the risk factor above under the headings "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation;" and "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
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
Changes to industry averages, which can be caused by, among other things, changes in physician prescribing practices, including in response to the introduction of new drugs, treatments or technologies, changes in best and/or accepted clinical practice, changes in private or governmental payment criteria regarding pharmaceuticals, or the introduction of administration policies may negatively impact our ability to obtain sufficient reimbursement levels for the care we provide, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Physician practice patterns, including their independent determinations as to appropriate pharmaceuticals and dosing, are subject to change, including, for example, as a result of changes in labeling of pharmaceuticals or the introduction of new pharmaceuticals. Additionally, commercial payors have increasingly examined their administration policies for pharmaceuticals and, in some cases, have modified those policies. If such policy and practice trends or other changes to private and governmental payment criteria make it more difficult to preserve our margins per treatment, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. Further, increased utilization of certain pharmaceuticals whose costs are included in a bundled reimbursement rate, or decreases in reimbursement for pharmaceuticals whose costs are not included in a bundled reimbursement rate, could also have a material adverse effect on our business, results of operation, financial condition and cash flows.
Regulations and processes impacting reimbursement for pharmaceuticals and any changes thereto could similarly affect our operating results. For example, from January 1, 2018 to December 31, 2020, calcimimetics was part of the Medicare Part B payment and was subject to a TDAPA period prior to being incorporated into the payment bundle on January 1, 2021. During this transitional period, the wider availability of generic supplies of oral calcimimetics drove the acquisition cost of that drug down, which in turn lowered associated reimbursement rates and led to significant fluctuations in our levels of operating income. In addition, we anticipate that a hypoxia-inducible factor (HIF) product could be approved by the FDA and available to the market during 2021, but as of the date hereof, the timing and details of such an approval, including the contents of the applicable FDA label, remain uncertain. We expect that HIF products will be subject to a TDAPA period prior to being incorporated into the payment bundle. We are developing operational and clinical processes designed to provide the drug as may be required under the applicable regulations and as may be prescribed by physicians and also are working to contract with manufacturers of drug(s) to establish terms and access to the product, as well as payors, as applicable, for reimbursement and/or administration of the drug. If HIF products are approved, we could experience significant fluctuations in our associated levels of operating income and could be subject to material financial, operational and/or legal risk if we are not adequately reimbursed for the cost of the drug, if we are unable to implement effective and appropriate operational measures to distribute the drug, if we fail to implement appropriate storage and diversion controls or if we cannot obtain competitive pricing for the HIF, the aggregate impact of these risks could have a material adverse effect on our business, results of operation, financial condition and cash flows.
Similar operating and clinical rigor and appropriate processes will be needed for other potential new drugs, treatments or technologies that are approved and come onto the market. Any failure to successfully contract with manufacturers for competitive pricing, failure to successfully contract with the government or other payors for appropriate reimbursement, or failure to prepare, develop and implement processes that provide for appropriate availability and use in our clinics could have a material adverse impact on our business, results of operations, financial condition and cash flows. Additionally, as new kidney care drugs, treatments or technologies are introduced over time, we expect that the use of transitional payment adjustments to incorporate certain of these new drugs, treatments or technologies as defined by the CMS policy into the bundled Medicare Part B ESRD payment may lead to fluctuations in associated levels of operating income and risk that the reimbursement levels of such drugs, treatments or technologies may not adequately cover our cost to obtain the drug or other associated costs. Drivers of these risks include, among other things, the risk that CMS may not provide adequate funding in the Medicare Part B ESRD payment in the post-transitional period or such items are not covered by transitional add on pricing, in which case there may be less clarity on the reimbursement, either of which may in turn materially adversely impact our business, results of operations, financial condition and cash flows.
We may also be subject to increased inquiries or audits from a variety of governmental bodies or claims by third parties related to pharmaceuticals, which would require management's attention and could result in significant legal expense. Any negative findings could result in, among other things, substantial financial penalties or repayment obligations, the imposition of certain obligations on and changes to our practices and procedures as well as the attendant financial burden on us to comply with the obligations, or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation. For additional details, see the risk factor under the heading "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation."
Changes in state Medicaid or other non-Medicare government-based programs or payment rates could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Primary coverage for a significant number of our patients comes from state Medicaid programs partially funded by the federal government as well as other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA). As state governments and other governmental organizations face increasing financial hardship and budgetary pressure, including as a result of the COVID-19 pandemic, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.
The VA adopted Medicare's bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 3% of our U.S. dialysis net patient services revenues for the year ended December 31, 2020 were generated by the VA.
In 2019, we entered into a Nationwide Dialysis Services contract with the VA that includes five separate one-year renewal periods throughout the term of the contract. The term structure is similar to our prior five-year agreement with the VA, and is consistent with VA practice for similar provider agreements. With this contract award, the VA has agreed to keep our percentage of Medicare reimbursement consistent with that under our prior agreement with the VA during the term of the contract. As with that prior agreement, this agreement provides the VA with the right to terminate the agreements without cause on short notice, among other things. Should the VA renegotiate, not renew or cancel these agreements for any reason, we may cease accepting patients under this program and may be forced to close centers or experience lower reimbursement rates, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
State Medicaid programs are increasingly adopting Medicare-like bundled payment systems, but sometimes these payment systems are poorly defined and are implemented without any claims processing infrastructure, or patient or facility adjusters. If these payment systems are implemented without any adjusters and claims processing infrastructure, Medicaid payments will be substantially reduced and the costs to submit such claims may increase, which will have a negative impact on our business, results of operations, financial condition and cash flows. In addition, some state Medicaid program eligibility requirements mandate that citizen enrollees in such programs provide documented proof of citizenship. If our patients cannot meet these proof of citizenship documentation requirements, they may be denied coverage under these programs, resulting in decreased patient volumes and revenue. These Medicaid payment and enrollment changes, along with similar changes to other non-Medicare government programs, could reduce the rates paid by these programs for dialysis and related services, delay the receipt of payment for services provided and further limit eligibility for coverage which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors, it could materially adversely affect our business, results of operations, financial condition and cash flows.
Patient retention and the continued referrals of patients from referral sources such as hospitals and nephrologists, as well as acquisitions, are some of the important parts of our growth strategy. In our U.S. dialysis business, we continue to face intense competition from large and medium-sized providers, among others, which compete directly with us for the limited acquisition targets as well as for individual patients and physicians qualified to serve as medical directors. U.S. regulations require medical directors for each center. As we and our competitors continue to grow and open new dialysis centers, we may not be able to retain an adequate number of nephrologists to serve as medical directors. Competition in existing and expanding geographies or areas is intense, and is not limited to large competitors with substantial financial resources or to established participants in the dialysis space. We also compete with individual nephrologists who have opened their own dialysis units or facilities. Moreover, as we continue our expansion into various international markets, we will continue to face competition from large and medium-sized providers, among others, for acquisition targets.
In addition, Fresenius Medical Group, our largest competitor, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may, among other things, give it cost advantages over us because of its ability to manufacture its own products. See further discussion regarding risks associated with our suppliers and new technologies under the heading "If certain of our suppliers do not meet our needs, if there are material price increases on supplies, if we are not reimbursed or adequately reimbursed for drugs we purchase or if we are unable to effectively access new technology or superior products, it could negatively impact our ability to effectively provide the services we offer and could have a material adverse effect on our business, results of operations, financial condition and cash flows."
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
Furthermore, each of the aforementioned competitive pressures and related risks may be impacted by a continued decline in the rate of growth of the ESRD patient population, higher mortality rates for dialysis patients or other reductions in demand for dialysis treatments. The recent 2020 annual data report from the United States Renal Data System (USRDS) suggests that the rate of growth of the ESRD patient population is declining relative to long term trends. A number of factors may impact ESRD growth rates, including, without limitation, the aging of the U.S. population, incidence rates for diseases that cause kidney failure such as diabetes and hypertension, transplant rates, mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD. Certain of these factors, in particular the mortality rates for dialysis patients, have been impacted by the COVID-19 pandemic. The magnitude of these cumulative COVID-19 related impacts on our patient census and treatment volumes has been substantial and depending on the ultimate severity and duration of the pandemic, could be material. For additional information, see the risk factor under the heading "Changes in the structure of and payment rates under the Medicare ESRD program could have a material adverse effect on our business, results of operations, financial condition and cash flows."
If we are not able to effectively implement our growth strategy, including by making acquisitions at the desired pace or at all; if we are not able to continue to maintain the expected or desired level of non-acquired growth; or if we experience significant patient attrition either as a result of new business activities in the dialysis or pre-dialysis space by our existing competitors, other market participants, new entrants, new technology or other forms of competition, or as a result of reductions in demand for dialysis treatments, including, without limitation, due to increased mortality rates for dialysis patients resulting from COVID-19 or otherwise, reduced prevalence of ESRD or an increase in the number of kidney transplants, it could materially adversely affect our business, results of operations, financial condition and cash flows.
We may engage in acquisitions, mergers, joint ventures or dispositions, which may materially affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business, and, under certain circumstances, could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
Our business strategy includes growth through acquisitions of dialysis centers and other businesses, as well as through entry into joint ventures. We may engage in acquisitions, mergers, joint ventures or dispositions or expand into new business lines or models, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets or merger partners or buyers for dispositions or that, if identified, we will be able to agree to terms with merger partners, acquire these targets or make these dispositions on acceptable terms or on the desired timetable. There can also be no assurance that we will be successful in completing any acquisitions, mergers or dispositions that we announce, executing new business lines or models or integrating any acquired business into our overall operations. There is no guarantee that we will be able to operate acquired businesses successfully as stand-alone businesses, or that any such acquired business will operate profitably or will not otherwise have a material adverse effect on our business, results of operations, financial condition and cash flows or materially harm our reputation. In addition, acquisition, merger or joint venture activity conducted as part of our overall growth strategy is subject to antitrust and competition laws, and antitrust regulators can investigate future (or pending) and consummated transactions. These laws could impact our ability to pursue these transactions, and under certain circumstances, could result in mandated divestitures, among other things. If a proposed transaction or series of transactions is subject to challenge under antitrust or competition laws, we may incur substantial legal costs, management’s attention and resources may be diverted, and if we are found to have violated these or other related laws, regulations or requirements, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation and stock price. For additional detail, see the risk factor under the heading "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation." Further, we cannot be certain that key talented individuals at the business being acquired will continue to work for us after the acquisition or that they will be able to continue to successfully manage or have adequate resources to successfully operate any acquired business. In addition, certain of our acquired dialysis centers and facilities have been in service for many years, which may result in a higher level of maintenance costs. Further, our facilities, equipment and information technology may need to be improved or renovated to maintain or increase operational efficiency, compete for patients and medical directors, or meet changing regulatory requirements. Increases in maintenance costs and/or capital expenditures could have, under certain circumstances, a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In addition, under the terms of the equity purchase agreement for the DMG sale (the DMG sale agreement), we agreed to certain indemnification obligations, including with respect to claims for breaches of our representations and warranties regarding compliance with law, litigation, absence of undisclosed liabilities, employee benefit matters, labor matters, or taxes, among others, and other claims for which we provided the buyer with a special indemnity. As a result, we may become obligated to make payments to the buyer relating to our previous ownership and operation of the DMG business. Any such post-closing liabilities and required payments under the DMG sale agreement, or otherwise, or in connection with any other past or future disposition of material assets or businesses could individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
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
We have significant suppliers, with a substantial portion of our total vendor spend concentrated with a limited number of third party suppliers. These third party suppliers include, without limitation, suppliers of pharmaceuticals that may be the primary source of products critical to the services we provide, or to which we have committed obligations to make purchases, sometimes at particular prices. If any of these suppliers do not meet our needs for the products they supply, including, without limitation, in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers that we are unable to mitigate, or if some of the drugs that we purchase from our suppliers are not reimbursed or not adequately reimbursed by commercial or government payors, or if we are unable to secure products, including pharmaceuticals at competitive rates and within the desired time frame, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis, either due to competitive conditions in the marketplace or otherwise, or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We are continuing to expand our operations by offering our services and entering new lines of business in certain markets outside of the U.S., which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include those relating to:
•changes in the local economic environment;
•political instability, armed conflicts or terrorism;
•public health crises, such as pandemics or epidemics, including the COVID-19 pandemic;
•social changes;
•intellectual property legal protections and remedies;
•trade regulations;
•procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services;
•foreign currency;
•additional U.S. and foreign taxes;
•export controls;
•antitrust and competition laws and regulations;
•lack of reliable legal systems which may affect our ability to enforce contractual rights;
•changes in local laws or regulations, or interpretation or enforcement thereof;
•potentially longer ramp-up times for starting up new operations and for payment and collection cycles;
•financial and operational, and information technology systems integration;
•failure to comply with U.S. laws, such as the FCPA, or local laws that prohibit us, our partners, or our partners' or our agents or intermediaries from making improper payments to foreign officials or any third party for the purpose of obtaining or retaining business; and
•data and privacy restrictions.
Issues relating to the failure to comply with applicable non-U.S. laws, requirements or restrictions may also impact our domestic business and/or raise scrutiny on our domestic practices.
Additionally, some factors that will be critical to the success of our international business and operations will be different than those affecting our domestic business and operations. For example, conducting international operations requires us to devote significant management resources to implement our controls and systems in new markets, to comply with local laws and regulations, including to fulfill financial reporting and records retention requirements among other things, and to overcome the numerous new challenges inherent in managing international operations, including, without limitation, challenges based on differing languages and cultures, challenges related to establishing clinical operations in differing regulatory and compliance environments, and challenges related to the timely hiring, integration and retention of a sufficient number of skilled personnel to carry out operations in an environment with which we are not familiar.
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
As of December 31, 2020, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 27% of our U.S. dialysis revenues for the year ended December 31, 2020. In addition, we also owned noncontrolling equity investments in several other dialysis related joint ventures. We expect to continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. Our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, however, and therefore are susceptible to government scrutiny. Additionally, our joint ventures and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. If our joint ventures are found to violate applicable laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation. For additional information on these risks, see the risk factors under the headings "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation" and "We may engage in acquisitions, mergers, joint ventures or dispositions, which may materially affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business, and, under certain circumstances, could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation."
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
There are significant risks associated with estimating the amount of U.S. dialysis net patient services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for approximately 204,200 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient's commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis net patient services revenues estimating risk to be within 1% of net revenues for the segment. If our estimates of U.S. dialysis net patient services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our business, results of operations, financial condition and cash flows.
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
Our ancillary services and strategic initiatives are subject to many of the same risks, regulations and laws, as described in the risk factors related to our dialysis business set forth in this Part I, Item 1A, and are also subject to additional risks, regulations and laws specific to the nature of the particular strategic initiative. We expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis. Many of these initiatives require or would require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable in the expected timeframe or at all. There can be no assurance that any such strategic initiative will ultimately be successful. Any significant change in market conditions or business performance, including, without limitation, as a result of the COVID-19 pandemic, or in the political, legislative or regulatory environment, may impact the performance or economic viability of any of these strategic initiatives.
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
If our labor costs continue to rise, including due to shortages, changes in certification requirements and/or higher than normal turnover rates in skilled clinical personnel; or currently pending or future governmental laws, rules, regulations or initiatives impose additional requirements or limitations on our operations or profitability; or, if we are unable to attract and retain key leadership talent, we may experience disruptions in our business operations and increases in operating expenses, among other things, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We face increasing labor costs generally, and in particular, we continue to face increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel that has been exacerbated by the ongoing COVID-19 pandemic. We have incurred and expect to continue to incur increased labor costs and experience staffing challenges related to

COVID-19 while the pandemic persists, the extent of which will depend on the severity and duration of the pandemic, among other things. For additional discussion of the risks facing us related to COVID-19, see the risk factor under the heading "We face various risks related to the dynamic and evolving novel coronavirus pandemic, any of which may have a material adverse impact on us." We compete for nurses with hospitals and other healthcare providers. This nursing shortage may limit our ability to expand our operations. Furthermore, changes in certification requirements can impact our ability to maintain sufficient staff levels, including to the extent our teammates are not able to meet new requirements, among other things. In addition, if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth may be negatively impacted, which could adversely affect our business, results of operations, financial condition and cash flows. We also face competition in attracting and retaining talent for key leadership positions. If we are unable to attract and retain qualified individuals, we may experience disruptions in our business operations, including, without limitation, our ability to achieve strategic goals, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. For additional information on these risks, see the risk factors under the headings "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation;" and "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
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
Our business depends significantly on effective information systems. Our information systems require an ongoing commitment of significant resources to maintain, upgrade and enhance existing systems and develop or contract for new systems in order to keep pace with continuing changes in information processing technology, emerging cybersecurity risks and threats, evolving industry, legal and regulatory standards and requirements, new models of care, and other changes in our business, among other things. For example, the provisions related to data interoperability, information blocking, and patient access in the Cures Act include, among other things, changes to the Office of the National Coordinator for Health Information Technology’s (ONC's) Health IT Certification Program and requirements that CMS-regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces (APIs) that connect to provider electronic health records. We have made and continue to make investments in building data interoperability capabilities, including as part of building on our integrated care capabilities as noted above, and continue to evaluate the potential impact of the CMS and ONC final rules. Any failure to adequately comply with these rules may adversely impact our Medicare business, our ability to scale our integrated care business and our ability to compete with certain smaller and/or non-traditional providers taking advantage of an asymmetrical environment with respect to data and/or regulatory requirements given our status as an ESRD service provider. There can be no assurances that the implementation of planned enhancements to our systems, such as our implementation of these data interoperability provisions or our other efforts that are currently ongoing to upgrade and better integrate our clinical systems, will be successful or that we will ultimately realize anticipated benefits from investments in new or existing information systems. In addition, we may from time to time obtain significant portions of our systems-related support, technology or other services from independent third parties, which may make our operations vulnerable if such third parties fail to perform adequately.
Failure to successfully implement, operate and maintain effective and efficient information systems with adequate technological capabilities, deficiencies or defects in the systems and related technology, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could result in competitive disadvantages, which could have a material adverse effect on our business, financial condition and results of operations. For additional information on the risks we face in a highly competitive market, see the risk factor under the heading, "If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors, it could materially adversely affect our business, results of operations, financial condition and cash flows." If the information we rely upon to run our business was found to be inaccurate or unreliable or if we or third parties on which we rely fail to adequately maintain information systems and data integrity effectively, whether due to software deficiencies, human coding or implementation error or otherwise, we could experience difficulty meeting clinical outcome goals, face regulatory problems, including sanctions and penalties, incur increases in operating expenses or suffer other adverse consequences, any of which could be material. Moreover, failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or information systems and data hosted by third parties upon which we rely, could subject us to severe consequences as described in the risk factor under the heading "Privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to privacy and security breaches or suffer losses to our data and information technology assets, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows or materially harm our reputation."
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
Additionally, we expect the highly competitive environment in which we operate to become increasingly more competitive as the market evolves and new technologies are introduced. This dynamic environment requires continuous investment in new technologies and clinical applications. Machine learning and artificial intelligence are increasingly driving innovations in technology, and parts of our operations may employ robotics. If these technologies or applications fail to operate as anticipated or do not perform as specified, including due to potential design defects and defects in the development of algorithms or other technologies, human error or otherwise, our clinical operations, business and reputation may be harmed. If we are unable to successfully maintain, enhance or operate our information systems, including through the implementation of such technologies or applications in our clinical operations and laboratory, we may be, among other things, unable to efficiently adapt to evolving laws and requirements, unable to remain competitive with others who successfully implement and advance this technology, subject to increased risk under existing laws, regulations and requirements that apply to our business, and our patients' safety may be adversely impacted, any of which could have a material adverse impact on our business, results of operations and financial condition and could materially harm our reputation. For additional detail, see the discussion in the risk factor under the heading "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation.”
General Risk Factors
The level of our current and future debt could have an adverse impact on our business, and our ability to generate cash to service our indebtedness and for other intended purposes and our ability to maintain compliance with debt covenants depends on many factors beyond our control.
We have a substantial amount of indebtedness outstanding and we may incur substantial additional indebtedness in the future, including indebtedness incurred to finance repurchases of our common stock pursuant to our share repurchase authorization discussed under "Stock Repurchases" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." As described in Note 13 to the consolidated financial statements included in this report, we are party to a senior secured credit agreement (the Credit Agreement), which consists of a secured term loan A facility, a secured term loan B-1 facility and a secured revolving line of credit in the aggregate principal amount of $1 billion. Our long-term indebtedness also includes $3.250 billion aggregate principal amount of senior notes.
If we are unable to generate sufficient cash to service our indebtedness and for other intended purposes, it could, for example:
•make it difficult for us to make payments on our debt;
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and investments, repurchases of stock at the levels intended or announced, or at all, and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;
•expose us to interest rate volatility that could adversely affect our business, results of operations, financial condition and cash flows, and our ability to service our indebtedness;
•place us at a competitive disadvantage compared to our competitors that have less debt; and
•limit our ability to borrow additional funds, or to refinance existing debt on favorable terms when otherwise available or at all.
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
Our indebtedness levels and the required payments on such indebtedness may also be impacted by expected reforms related to LIBOR. The variable interest rates payable under our senior secured credit facilities are linked to LIBOR as the benchmark for establishing such rates. The LIBOR benchmark has been the subject of recent national, international and other regulatory guidance and reform proposals. The reforms may cause LIBOR to perform differently from the past and LIBOR may ultimately cease to exist after 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities (SOFR). Whether or not SOFR or any other potential alternative reference rate attains market traction as a LIBOR replacement rate remains in question. Our senior secured credit facilities include mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR; however, no assurance can be made that we and our lenders will agree on such an alternative rate and, even if agreed upon, such alternative rate may not perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.
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
In addition, we may continue to incur indebtedness in the future, and the amount of that additional indebtedness may be substantial. Although the Credit Agreement includes covenants that could limit our indebtedness, we currently have, and expect to continue to have, the ability to incur substantial additional debt. The risks described in this risk factor could intensify as new debt is added to current debt levels or if we incur any new debt obligations that subject us to restrictive covenants that limit our financial and operational flexibility. Any breach or failure to comply with any of these covenants could result in a default under our indebtedness.
Any failure to pay any of our indebtedness when due or any other default under our credit facilities or our other indebtedness could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could trigger cross default or cross acceleration provisions in our other debt instruments, thereby permitting the holders of that other indebtedness to demand immediate repayment or cease to make future extensions of credit, and, in the case of secured indebtedness, to take possession of and sell the collateral securing such indebtedness to satisfy our obligations.
The borrowings under our senior secured credit facilities and senior indentures are guaranteed by certain of our domestic subsidiaries, and borrowings under our senior secured credit facilities are secured by substantially all of our and certain of our domestic subsidiaries' assets. Such guarantees and the fact that we have pledged such assets may make it more difficult and expensive for us to make, or under certain circumstances could effectively prevent us from making, additional secured and unsecured borrowings.
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
Changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, results of operations, financial condition and cash flows. For example, changes to the political environment related to the most recent U.S. election cycle increase the likelihood that changes in taxation and related regulations could have a material adverse impact on our results of operations and financial condition. Similarly, changes in tax laws and regulations that impact our patients, business partners and counterparties or the economy generally may also impact our results of operations, financial condition and cash flows.
In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to material penalties and liabilities. We are regularly subject to audits by various tax authorities. For example, our current audits include an audit by the Internal Revenue Service for the years 2014–2017, and it is possible that the final determination of this and any other tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Any changes in enacted tax laws, rules or regulatory or judicial interpretations; any adverse development or outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, results of operations, financial condition and cash flows.
We may be subject to liability claims for damages and other expenses that are not covered by insurance or exceed our existing insurance coverage that could have a material adverse effect on our business, results of operations, financial condition, cash flows and could materially harm our reputation.
Our operations and how we manage our business may subject us, as well as our officers and directors to whom we owe certain defense and indemnity obligations, to litigation and liability. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including, without limitation, claims related to adverse patient events, cybersecurity incidents, contractual disputes, antitrust and competition laws and regulations, professional and general liability and directors' and officers' duties. In addition, we have received notices of claims from commercial payors and other third parties, as well as subpoenas and CIDs from the federal government, related to our business practices, including, without limitation, our historical billing practices and the historical billing practices of acquired businesses. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation. We maintain insurance coverage for those risks we deem are appropriate to insure against and make determinations about whether to self-insure as to other risks or layers of coverage. However, a successful claim, including, without limitation, a professional liability, malpractice or negligence claim or a claim related to a cybersecurity incident, which is in excess of any applicable insurance coverage, that is outside the scope or limits of any applicable insurance coverage, or that is subject to our self-insurance retentions, could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.

In addition, if our costs of insurance and claims increase, then our earnings could decline. Market rates for insurance premiums and deductibles have been steadily increasing. Our business, results of operations, financial condition and cash flows could be materially and adversely affected by any of the following:
•the collapse or insolvency of our insurance carriers;
•further increases in premiums and deductibles;
•increases in the number of liability claims against us or the cost of settling or trying cases related to those claims;
•obtaining insurance with exclusions for things such as communicable diseases; or
•an inability to obtain one or more types of insurance on acceptable terms, if at all.
If we fail to successfully maintain an effective internal control over financial reporting, the integrity of our financial reporting could be compromised, which could have a material adverse effect on our ability to accurately report our financial results, the market's perception of our business and our stock price.
The integration of acquisitions and addition of new business lines into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel and has increased, and is expected to continue to increase our compliance costs. Failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results, the market's perception of our business and our stock price. In addition, we could be required to restate our financial results in the event of a significant failure of our internal control over financial reporting or in the event of inappropriate application of accounting principles.
Deterioration in economic conditions, disruptions in the financial markets or the effects of natural or other disasters, political instability, public health crises or adverse weather events such as hurricanes, earthquakes, fires or flooding could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Deterioration in economic conditions, whether in connection with the COVID-19 pandemic or otherwise, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Among other things, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increases in job losses in the U.S. as a result of adverse economic conditions, including economic deterioration due to the ongoing COVID-19 pandemic, could result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a slowdown in collections and a reduction in the amounts we expect to collect. In addition, uncertainty in the financial markets could adversely affect the variable interest rates payable under our credit facilities or could make it more difficult to obtain or renew such facilities or to obtain other forms of financing in the future, if at all. For additional information regarding the risks presented by the COVID-19 pandemic, see the discussion in the risk factor under the heading "We face various risks related to the dynamic and evolving novel coronavirus pandemic, any of which may have a material adverse impact on us." For additional information regarding the risks related to our indebtedness, see the discussion in the risk factor under the heading "The level of our current and future debt could have an adverse impact on our business, and our ability to generate cash to service our indebtedness and for other intended purposes and our ability to maintain compliance with debt covenants depends on many factors beyond our control."
Moreover, as of December 31, 2020, we had approximately $6.919 billion of goodwill recorded on our consolidated balance sheet. We account for impairments of goodwill in accordance with the provisions of applicable accounting guidance, and record impairment charges when and to the extent a reporting unit's carrying amount is determined to exceed its estimated fair value. We use a variety of factors to assess changes in the financial condition, future prospects and other circumstances concerning our businesses and to estimate their fair value when applicable. These assessments and the related valuations can involve significant uncertainties and require significant judgment on various matters, some of which could be subject to reasonable disagreement.
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

Further, some of our operations, including our clinical laboratory, dialysis centers and other facilities, may be adversely impacted by the effects of natural or other disasters, political instability, public health crises such as global pandemics or epidemics, including the COVID-19 pandemic, or adverse weather events such as hurricanes, earthquakes, fires or flooding. Each of these effects and risks may be further intensified by the increasing impact of climate change on a global scale. In addition, these risks are particularly heightened for our patients in part because individuals with chronic illness may be more susceptible to the adverse effects of epidemics or other public health crises and also because any natural or other disaster, political instability or adverse weather event that disrupts or limits the operation of any of our centers or other facilities or services may delay or otherwise impact the critical services we provide to dialysis patients. Further, any such event or other occurrence that results in a failure of the fitness of our clinical laboratory, dialysis centers and related operations and/or other facilities or otherwise adversely impacts the safety of our teammates or patients at any of those locations could lead us to face adverse consequences, including, without limitation, the potential loss of data, including PHI or PII, compliance or regulatory investigations, any of which could materially impact our business, results of operation and financial condition, and could materially harm our reputation. For example, our clinical laboratory is located in Florida, a state that has in the past experienced and may in the future experience hurricanes. Natural or other disasters or adverse weather events could significantly damage or destroy our facilities, disrupt operations, increase our costs to maintain operations and require substantial expenditures and recovery time to fully resume operations. In addition, as the effects of climate change progressively surface, such as through potential increases in the frequency and intensity of natural or other disasters or adverse weather events or through laws or regulations adopted in response, we may face increased costs associated with operating our clinics, including, without limitation, with respect to supplies of water or energy costs.
Our presence in markets outside the U.S. may increase our exposure to these and similar risks related to natural disasters, public health crises, political instability, climate change or other catastrophic events outside our control. For additional information regarding the risks related to our international business, see the discussion in the risk factor under the heading "Expansion of our operations to and offering our services in markets outside of the U.S. subjects us to political, economic, legal, operational and other risks that could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation."
Any or all of these factors, as well as other consequences of these events, none of which we can currently predict, could have a material adverse effect on our business, results of operations, financial condition and cash flows or materially harm our reputation.
Provisions in our organizational documents, our compensation programs and policies and certain requirements under Delaware law may deter changes of control and may make it more difficult for our stockholders to change the composition of our Board of Directors and take other corporate actions that our stockholders would otherwise determine to be in their best interests.
Our organizational documents include provisions that may deter hostile takeovers, delay or prevent changes of control or changes in our management, or limit the ability of our stockholders to approve transactions that they may otherwise determine to be in their best interests. These include provisions prohibiting our stockholders from acting by written consent, advance notice requirements for director nominations and stockholder proposals and granting our Board of Directors the authority to issue preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval.
Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. These and any other change of control provisions may affect the price an acquirer would be willing to pay for our Company.
We are also subject to Section 203 of the Delaware General Corporation Law that, subject to exceptions, prohibits us from engaging in any business combinations with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder.
The provisions described above may discourage, delay or prevent an acquisition of our Company at a price that our stockholders may find attractive. These provisions could also make it more difficult for our stockholders to elect directors and take other corporate actions and could limit the price that investors might be willing to pay for shares of our common stock.
Item 1B.    Unresolved Staff Comments.
None.

Item 2.        Properties.
Our corporate headquarters are located in Denver, Colorado, consisting of one owned 240,000 square foot building and one leased 345,900 square foot location. Our headquarters are occupied by teammates engaged in management, finance, marketing, strategy, legal, compliance and other administrative functions. We lease five business offices located in California, Pennsylvania, Tennessee and Washington, as well as own one business office in Washington for our U.S. dialysis business. Our laboratory is based in Florida where we operate our lab services out of one leased building. We also lease other administrative offices in the U.S. and worldwide.
For our U.S. dialysis business we own the land and buildings for six outpatient dialysis centers. We also own 21 properties for development, including operating outpatient dialysis centers and properties we hold for sale. In addition, we lease a total of four owned properties to third-party tenants. Our remaining outpatient dialysis centers are located on premises that we lease.
The majority of our leases for our U.S. dialysis business cover periods from five years to 20 years and typically contain renewal options of five years to ten years at the fair rental value at the time of renewal. Our leases are generally subject to periodic consumer price index increases, or contain fixed escalation clauses. Our outpatient dialysis centers range in size from approximately 1,000 to 33,000 square feet, with an average size of approximately 7,800 square feet. Our international leases generally range from one to ten years.
Some of our outpatient dialysis centers are operating at or near capacity. However, we believe that we have adequate capacity within most of our existing dialysis centers to accommodate additional patient volume through increased hours and/or days of operation, or, if additional space is available within an existing facility, by adding dialysis stations. We can usually relocate existing centers to larger facilities or open new centers if existing centers reach capacity. With respect to relocating centers or building new centers, we believe that we can generally lease space at economically reasonable rates in the areas planned for each of these centers, although there can be no assurances in this regard. Expansion of existing centers or relocation of our dialysis centers is subject to review for compliance with conditions relating to participation in the Medicare ESRD program, among other things. In states that require a certificate of need or center license, additional approvals would generally be necessary for expansion or relocation.
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

PART II
Item 5.        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol DVA. The closing price of our common stock on January 29, 2021 was $117.37 per share. According to Computershare, our registrar and transfer agent, as of January 29, 2021, there were 7,594 holders of record of our common stock. This figure does not include the indeterminate number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.
Our initial public offering was in 1994, and we have not declared or paid cash dividends to holders of our common stock since going public. We have no current plans to pay cash dividends and there are certain limitations on our ability to pay dividends under the terms of our senior secured credit facilities. See “Liquidity and capital resources” under Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the consolidated financial statements.
Stock Repurchases
The following table summarizes our repurchases of our common stock during the fourth quarter of 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
October 1-31, 2020	1,828	$87.96	1,828	$515,926
November 1-30, 2020	1,149	105.54	1,149	$394,628
December 1-31, 2020	1,216	111.91	1,216	$1,929,955
Total	4,193	$99.73	4,193
The following table summarizes our repurchases of our common stock during 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
January 1 - March 31, 2020	4,052	$74.81	4,052	$1,400,356
April 1 - June 30, 2020	—	—	—	$1,400,356
July 1 - September 30, 2020(1)	8,232	88.13	8,232	$676,709
October 1 - December 31, 2020	4,193	99.73	4,193	$1,929,955
Total	16,477	$87.80	16,477

(1)The total number of shares purchased and the aggregate amount paid for shares repurchased include shares repurchased pursuant to our modified Dutch auction tender offer at a clearing price of $88.00 per share plus related fees and expenses of $2.5 million.
Effective as of the close of business on November 4, 2019, the Board terminated all remaining prior share repurchase authorizations available to us and approved a new share repurchase authorization of $2.0 billion.
Effective on December 10, 2020, the Board terminated all remaining prior share repurchase authorizations available to us under the aforementioned November 4, 2019 authorization and approved a new share repurchase authorization of $2.0 billion. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of February 10, 2021, we have a total of $1.807 billion available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations, including under the terms of our senior secured credit facilities.

Item 6.        Selected Financial Data.
The following financial and operating data should be read in conjunction with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements filed as part of this report. The following table presents selected consolidated financial and operating data for the periods indicated:

	Year ended December 31,
	2020	2019	2018	2017	2016
	(dollars and shares in thousands, except per share data)
Income statement data:
Total revenues(1)	$11,550,604	$11,388,479	$11,404,851	$10,876,634	$10,707,467
Operating expenses and charges(2)	9,855,968	9,745,162	9,879,027	9,063,879	8,677,757
Operating income	1,694,636	1,643,317	1,525,824	1,812,755	2,029,710
Debt expense	(304,111)	(443,824)	(487,435)	(430,634)	(414,116)
Debt prepayment, refinancing and redemption charges	(89,022)	(33,402)	—	—	—
Other income, net	16,759	29,348	10,089	17,665	7,511
Income from continuing operations before income taxes	1,318,262	1,195,439	1,048,478	1,399,786	1,623,105
Income tax expense(3)	313,932	279,628	258,400	323,859	431,761
Net income from continuing operations	1,004,330	915,811	790,078	1,075,927	1,191,344
Net (loss) income from discontinued operations, net of tax(4)	(9,653)	105,483	(457,038)	(245,372)	(158,262)
Net income	994,677	1,021,294	333,040	830,555	1,033,082
Less: Net income attributable to noncontrolling interests	(221,035)	(210,313)	(173,646)	(166,937)	(153,208)
Net income attributable to DaVita Inc.	$773,642	$810,981	$159,394	$663,618	$879,874

Earnings per share attributable to DaVita Inc.:
Basic income from continuing operations(5)	$6.54	$4.61	$3.66	$4.78	$5.12
Diluted income from continuing operations(5)	$6.39	$4.60	$3.62	$4.71	$5.04

Weighted average shares for earnings per share(5):
Basic shares	119,797	153,181	170,786	188,626	201,641
Diluted shares	122,623	153,812	172,365	191,349	204,905

Balance sheet data (as of period end):
Working capital	$672,581	$1,318,072	$3,532,998	$5,703,181	$1,283,784
Total assets	$16,988,516	$17,311,394	$19,110,252	$18,974,536	$18,755,776
Long-term debt	$7,917,263	$7,977,526	$8,172,847	$9,158,018	$8,944,676
Total DaVita Inc. shareholders' equity(5)	$1,383,566	$2,133,409	$3,703,442	$4,690,029	$4,648,047

(1)On January 1, 2018, we adopted Revenue from Contracts with Customers (Topic 606) using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. See Notes 1 and 2 of the consolidated financial statements for further discussion of our adoption of Topic 606.
(2)The following table summarizes losses (gains) on changes in ownership interest, net, accruals for legal matters, impairment charges, restructuring charges and gain on settlement included in operating expenses and charges:

	Year ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Certain operating expenses and charges:
Loss (gain) on changes in ownership interests, net	$16,252		$(51,888)	$(6,273)	$(374,374)
Accruals for legal matters	$35,000				$15,770
Impairment charges		$124,892	$27,969	$336,223	$43,408
Restructuring charges			$11,366	$2,700
Gain on settlement				$(529,504)
(3)Tax expense for 2017 included a net tax benefit of $251,510 related to U.S. tax legislation passed in December 2017.
(4)On June 19, 2019, we completed the sale of our DMG business to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc. Accordingly, DMG's results of operations are reported as net income (loss) from discontinued operations, net of tax for all periods presented and its assets and liabilities were classified as held for sale for the periods reported prior to close of the transaction.
(5)The following table summarizes our common stock activity:

	Year ended December 31,
	2020	2019	2018	2017	2016
	(dollars and shares in thousands)
Share repurchases:
Shares	16,477	41,020	16,844	12,967	16,649
Amounts paid	$1,446,767	$2,402,475	$1,153,511	$810,949	$1,072,377
Shares issued:
Stock purchase plan	222	315	398	360	438
Stock award plans	345	161	371	514	1,011

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, DaVita's response to and the expected future impacts of the novel coronavirus (COVID-19), including statements about our balance sheet and liquidity, our expenses and expense offsets, revenues, billings and collections, potential need, ability or willingness to use any funds under government relief programs, availability or cost of supplies, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, the availability and administration of COVID-19 vaccines, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, expenses, strategic initiatives, government and commercial payment rates, expectations related to value-based care and Medicare Advantage plan enrollment and our ongoing stock repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," "could," "plan," "anticipate," "believe," "forecast," "guidance," "outlook," "goals," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•the continuing impact of the dynamic and evolving COVID-19 pandemic, including, without limitation, on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition and results of operations; the government’s response to the COVID-19 pandemic; the availability, acceptance, impact and efficacy of COVID-19 treatments, therapies and vaccines; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus; the continuing impact of the pandemic on our revenue and non-acquired growth due to lower treatment volumes; the consequences of an extended economic downturn resulting from the impacts of COVID-19, such as a potential negative impact on our commercial mix, which may persist even after the pandemic subsides; and continuing COVID-19-related costs, such as costs to procure equipment and clinical supplies and higher salary and wage expense. The aforementioned risks and uncertainties may also have the effect of heightening many of the other risks and uncertainties discussed below;
•the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number or percentage of our patients under such plans, including, without limitation, as a result of restrictions or prohibitions on the use and/or availability of charitable premium assistance, which may result in the loss of revenues or patients, or our making incorrect assumptions about how our patients will respond to any change in financial assistance from charitable organizations;
•noncompliance by us or our business associates with any privacy or security laws or any security breach by us or a third party involving the misappropriation, loss or other unauthorized use or disclosure of confidential information;
•the extent to which the ongoing implementation of healthcare reform, or changes in or new legislation, regulations or guidance, enforcement thereof or related litigation result in a reduction in coverage or reimbursement rates for our services, a reduction in the number of patients enrolled in higher-paying commercial plans or that are enrolled in or select Medicare Advantage plans or other material impacts to our business; or our making incorrect assumptions about how our patients will respond to any such developments;
•a reduction in government payment rates under the Medicare End Stage Renal Disease program or other government-based programs and the impact of the Medicare Advantage benchmark structure;
•risks arising from potential changes in laws, regulations or requirements applicable to us, such as potential and proposed federal and/or state legislation, regulation, ballot, executive action or other initiatives, including those related to healthcare and/or labor matters, such as AB 290 in California;
•the impact of the political environment and related developments on the current healthcare marketplace and on our business, including with respect to the future of the Affordable Care Act, the exchanges and many other core aspects of the current healthcare marketplace, as well as the composition of the U.S. Supreme Court and the new presidential administration and congressional majority;
•our ability to successfully implement our strategies with respect to home-based dialysis, value-based care and/or integrated kidney care, including maintaining our existing business and further developing our capabilities in a complex and highly regulated environment;
•changes in pharmaceutical practice patterns, reimbursement and payment policies and processes, or pharmaceutical pricing, including with respect to hypoxia inducible factors;
•legal and compliance risks, such as our continued compliance with complex government regulations;
•continued increased competition from dialysis providers and others, and other potential marketplace changes;
•our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates, such as accountable care organizations, independent practice associations and integrated delivery systems;
•our ability to complete acquisitions, mergers or dispositions that we might announce or be considering, on terms favorable to us or at all, or to integrate and successfully operate any business we may acquire or have acquired, or to successfully expand our operations and services in markets outside the United States, or to businesses outside of dialysis;
•the variability of our cash flows, including without limitation any extended billing or collections cycles; the risk that we may not be able to generate or access sufficient cash in the future to service our indebtedness or to fund our other liquidity needs; and the risk that we may not be able to refinance our indebtedness as it becomes due, on terms favorable to us or at all;
•factors that may impact our ability to repurchase stock under our stock repurchase program and the timing of any such stock repurchases, as well as our use of a considerable amount of available funds to repurchase stock;
•risks arising from the use of accounting estimates, judgments and interpretations in our financial statements;
•impairment of our goodwill, investments or other assets; and
•uncertainties associated with the other risk factors set forth in Part I, Item 1A. of this Annual Report on Form 10-K, and the other risks and uncertainties discussed in any subsequent reports that we file or furnish with the SEC from time to time.
The following should be read in conjunction with our consolidated financial statements.

Company overview
Our principal business is to provide dialysis and related lab services to patients in the United States, which we refer to as our U.S. dialysis business. We also operate various ancillary services and strategic initiatives including our international operations, which we collectively refer to as our ancillary services, as well as our corporate administrative support. Our U.S. dialysis business is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease (ESRD) or end stage kidney disease (ESKD).
On June 19, 2019, we completed the sale of our DaVita Medical Group (DMG) business to Collaborative Care Holdings, LLC, a subsidiary of UnitedHealth Group Inc. As a result of this transaction, DMG's results of operations have been reported as discontinued operations for all periods presented and DMG is not included below in this Management's Discussion and Analysis.
Notwithstanding the challenges of responding to the novel coronavirus pandemic (COVID-19), our year-over-year overall financial performance in 2020 benefited from increased revenue, which was primarily due to higher average revenue per treatment in our U.S. dialysis business as well as acquired growth in our international business. This was partially offset by increases in labor costs (both operating and overhead), lower margin on calcimimetics, increases in advocacy costs, and increased costs driven by the emergence of COVID-19, including increased costs related to compensation and medical supplies.
Drivers of our financial performance in 2020 included the following:
•improved key clinical outcomes in our U.S. dialysis business, including our recognition as an industry leader for the eighth consecutive year in CMS’ Quality Incentive Program and for the last seven years under the CMS Five-Star Quality Rating system;
•revenue growth of 0.9% in U.S. dialysis, 5.3% in U.S. ancillary services, and 11.0% in international operations;
•a net increase of 63 U.S. and 62 international dialysis centers, including entering a new country, the United Kingdom;
•operating cash flows of $1.979 billion from continuing operations;
•repurchase of 16,477,378 shares of our common stock for aggregate consideration of $1.447 billion, and reduction of our share count by 12.6% year-over-year;
•refinancing transactions, including the redemption of our 5.125% and 5.0% senior notes, the issuance of our new 4.625% and 3.75% senior notes and the repricing of our Term Loan B-1 resulting in lower debt expense; and
•impact of COVID-19 as further discussed in Part I. Item 1 “Business” and under the heading "COVID-19 and its impact on our business" below.
In 2021, we expect that COVID-19 will continue to impact our business and financial performance, as described in further detail below, though the magnitude of these impacts remains difficult to predict and subject to significant uncertainty due to a number of factors, including, among others, the severity and duration of the pandemic; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus; its impact on the CKD patient population and our patient population; the availability, acceptance, impact and efficacy of COVID-19 treatments, therapies and vaccines; the pandemics' continuing impact on the U.S. and global economies and unemployment; the responses of our competitors to the pandemic and related changes in the marketplace; and the timing, scope and effectiveness of federal, state and local government responses. The continued impacts and disruptions to our business as a result of the COVID-19 pandemic could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, cash flows and/or liquidity. On treatment volume, we continue to face pressure primarily driven by the impact of COVID-19 on mortality rates for dialysis patients. This pressure is also influenced by slowing industry growth and competitive activity. On reimbursement rate, we expect modest growth in aggregate, primarily due to the expected net market basket update for Medicare treatments as well as an increase in Medicare Advantage enrollment due to the 21st Century Cures Act, partially offset by the scheduled resumption of Medicare sequestration in 2021. On cost, we continue to expect inflationary pressure on wage rates and other costs, partially offset by continued savings on pharmaceutical costs. We expect to incur significantly less advocacy costs in 2021 than we experienced in 2020. We also expect to continue making investments to expand our ability to offer home-based dialysis service options and further advance our integrated care and value-based care initiatives in 2021. Finally, the timing and scope of any potential changes to the regulatory landscape remain uncertain, particularly in light of the ongoing COVID-19 pandemic and the incoming new federal administration, and as such, considerable uncertainty exists surrounding the continued development of the various governmental laws, regulations and other requirements that impact our business.

The discussion below includes analysis of our financial condition and results of operations for the years ended December 31, 2020 compared to December 31, 2019. Our Annual Report on Form 10-K for the year ended December 31, 2019, includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018, in its Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
References to the "Notes" in the discussion below refer to the notes to the Company's consolidated financial statements included in this Annual Report on Form 10-K at Item 15, "Exhibits, Financial Statement Schedules" as referred from Part II Item 8, "Financial Statements and Supplementary Data."
COVID-19 and its impact on our business
As noted above and described in further detail in Part I Item 1, "Business," we continue to closely monitor the impact on our business of the pandemic and the resulting economic environment, including the impact on our patients, teammates, physician partners, suppliers, vendors and business partners. We have dedicated and continue to dedicate substantial resources in response to COVID-19, to help safely maintain continuity of care for our patients throughout this crisis, whether in the hospital, outpatient or home setting, and to help protect our caregivers. Our COVID-19 response has included, among other things, the implementation of additional protocols and operational initiatives related to infection control and clinical best practices, redistribution of resources across geographies and increased investment in and utilization of telehealth capabilities. We also have maintained business process continuity during the pandemic by enabling most back office teammates to work remotely and implemented guidance early in the pandemic to help mitigate health and safety risks to our teammates imposed by COVID-19. Our response protocol generally has allowed us to maintain continuity of care for our patients and we carefully monitor the efficacy of these protocols and their impact on our operations and strategic initiatives as the pandemic continues.
Due in part to the protocols and initiatives described above, we incurred significant costs related to COVID-19 in 2020, and we expect to continue to incur extended and significant additional costs in connection with our response to COVID-19. For example, we have had, and expect to continue to have, increased costs associated with a high demand for our skilled clinical personnel. Additionally, the steps we have taken designed to help safely maintain continuity of care for our patients and help protect our caregivers, such as our policies to implement dedicated care shifts for patients with confirmed or suspected COVID-19 and other enhanced clinical practices, have increased, and are expected to continue to increase, our expenses and use of personal protective equipment (PPE). Our response to COVID-19 also has resulted in higher salary and wage expense, and we have provided, and may provide in the future, substantial financial support associated with relief reimbursement to our teammates. Furthermore, the effort and cost needed to procure certain of our equipment and clinical supplies, including PPE, have increased, and we expect that these increased costs will continue while the pandemic persists. However, our COVID-19 response reduced certain other expenses in 2020, such as those related to teammate travel, though it remains uncertain how much of these reductions, if any, will persist after the pandemic subsides.
We have experienced and expect to continue to experience a negative impact on revenue and non-acquired growth from COVID-19 due to lower treatment volumes, including from the negative impact on our patient census that is the result of changes in rates of mortality. Because ESRD patients may be older and generally have comorbidities, several of which are risk factors for COVID-19, we believe the mortality rate of infected patients is, and will continue to be, higher in the dialysis population than in the general population, and COVID-19 also could impact the CKD population differently. Over the longer term, we believe that changes in mortality in both the CKD and ESRD populations due to COVID-19 will depend primarily on the infection rate, case fatality rate, the age and health status of affected patients, the access to and efficacy of vaccinations as well as willingness to be vaccinated. We expect that these changes are likely to continue to negatively impact our revenue and non-acquired growth even as the pandemic subsides. However, determining the extent to which these impacts should be directly attributable to COVID-19 is difficult due to testing and reporting limitations, and other factors that may drive treatment volumes and new admissions over time, such as the number of transplants or deferred admissions. The magnitude of these cumulative impacts has been substantial, and depending on the ultimate severity and duration of the pandemic, could be material.
In addition, the COVID-19 pandemic and efforts to contain the virus have led to global economic deterioration and rapid and sharp increases in unemployment levels, which ultimately could result in a materially reduced share of our patients being covered by commercial insurance plans, with more patients being covered by lower-paying government insurance programs or being uninsured. These effects may persist after the pandemic subsides as, among other things, our patients could experience permanent changes in their insurance coverage as a result of changes to their employment status. In the event such a material reduction occurs in the share of our patients covered by commercial insurance plans, it would have a material adverse impact on our business, results of operations, financial condition and cash flows. The extent of these effects will be dependent upon, among other things, the extent and duration of the increased unemployment levels for our patient population, economic deterioration and potential recession; the timing and scope of federal, state and local governmental responses to the ongoing pandemic; and patients’ ability to retain existing insurance and their individual choices with respect to their coverage. Despite the broader economic conditions in the U.S. in 2020, our commercial mix in 2020 was relatively flat as compared to our commercial mix in 2019, which we believe was largely due to the fact that older, higher-risk patients who tend to disproportionately have government health insurance coverage, have been more adversely impacted by COVID-19 to date, but the ultimate impact of COVID-19 on our commercial mix will depend on future developments that are highly uncertain and difficult to predict.
The government response to COVID-19 has been wide-ranging and will continue to develop over time, particularly in light of the new federal administration. As a result, we may not be able to accurately predict the nature, timing or extent of the impact of such changes on the markets in which we conduct business or on the other participants that operate in those markets, or any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern our business. We have worked with certain government agencies to respond to the COVID-19 pandemic, and in certain cases have sought waivers of regulatory requirements. We also are working to help make COVID-19 vaccines available to our patients and teammates, including through coordination with state and federal governments on direct vaccine distribution so that we can administer vaccines to our patients and teammates. These vaccines are currently available under emergency use authorizations, and there can be no assurance that our patients and caregivers will choose to receive a COVID-19 vaccine or that the vaccines will prove to be as safe and effective as currently understood by the scientific community. In addition, we may encounter difficulties with the availability and storage of the vaccines, or experience other complications related to administering the vaccines, some of which have multiple dose requirements. We operate in a complex and highly regulated environment, and the novel nature of our COVID-19 response, including, for example, with respect to regulatory waivers and our administration of the newly developed COVID-19 vaccines, may increase our exposure to legal, regulatory and clinical risks.
Furthermore, a significant initial part of the federal government response to the COVID-19 pandemic was the Coronavirus Aid, Relief, and Economic Security (CARES) Act, a $2 trillion economic stimulus package that was signed into law on March 27, 2020. The CARES Act included a provision that suspended the 2% Medicare sequestration from May 1, 2020 through December 31, 2020, and in the year ended December 31, 2020 our revenues increased due to this suspension as further described below. The Consolidated Appropriations Act 2021, signed into law on December 27, 2020, extended the suspension of the 2% Medicare sequestration until March 31, 2021. While in effect, this legislation has increased, and will continue to increase our revenues. In addition, the CARES Act authorized $100 billion in funding to be distributed to healthcare providers through the federal Public Health and Social Services Emergency Fund (Provider Relief Fund). While we declined approximately $250 million of government funding received in the second quarter of 2020 from the Provider Relief Fund, certain of our competitors accepted such funds. There can be no assurance that financial or other assistance will be available from the government if we have a need for such assistance in the future.
We believe the ultimate impact of this public health crisis on the Company will depend on future developments that are highly uncertain and difficult to predict, including among other things the severity and duration of the pandemic; further spread or resurgence of the virus including as a result of the emergence of new strains of the virus; its impact on the CKD patient population and our patient population; the availability, acceptance, impact and efficacy of COVID-19 treatments, therapies and vaccines; the pandemic’s continuing impact on the U.S. and global economies and unemployment; the responses of our competitors to the pandemic and related changes in the marketplace; and the timing, scope and effectiveness of federal, state and local governmental responses. At this time, we cannot reasonably estimate the ultimate impact the COVID-19 pandemic will have on us, but the adverse impact could be material.
For additional discussion of the COVID-19 pandemic and our response, including its impact on us and related risks and uncertainties, please see the discussion in Part I Item 1 "Business" under the headings, "COVID-19 and its impact on our business" and "Human Capital Management", as well as the risk factor in Part I Item 1A. Risk Factors under the heading “We face various risks related to the dynamic and evolving novel coronavirus pandemic, any of which may have a material adverse impact on us.”

Consolidated results of operations
The following table summarizes our revenues, operating income and adjusted operating income by line of business. See the discussion of our results for each line of business following this table:

	Year ended December 31,		Annual change
	2020	2019	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$10,660	$10,563	$97	0.9%
Other - ancillary services	1,053	972	81	8.3%
Elimination of intersegment revenues	(162)	(146)	(16)	(11.0)%
Total consolidated revenues	$11,551	$11,388	$162	1.4%

Operating income (loss):
U.S. dialysis	$1,918	$1,925	$(7)	(0.4)%
Other - Ancillary services	(76)	(189)	113	59.8%
Corporate administrative support	(147)	(92)	(54)	(58.7)%
Operating income	$1,695	$1,643	$51	3.1%

Adjusted operating income (loss):(1)
U.S. dialysis	$1,918	$1,925	$(7)	(0.4)%
Other - Ancillary services	(60)	(64)	4	6.3%
Corporate administrative support	(112)	(92)	(19)	(20.7)%
Adjusted operating income	$1,746	$1,768	$(22)	(1.2)%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of non-GAAP measures" section below.
U.S. dialysis business
Our U.S. dialysis business is a leading provider of kidney dialysis services, operating 2,816 outpatient dialysis centers and serving a total of approximately 204,200 patients. We also provide hospital inpatient dialysis services in approximately 900 hospitals. We estimate that we have approximately a 36% share of the U.S. dialysis market based upon the number of patients we serve.
Approximately 91% of our 2020 consolidated revenues were derived directly from our U.S. dialysis business. The principal drivers of our U.S. dialysis revenues include    :
•our number of treatments, which is primarily a function of the number of chronic patients requiring approximately three in-center treatments per week as well as, to a lesser extent, the number of treatments for home-based dialysis and hospital inpatient dialysis; and
•our average dialysis patient service revenue per treatment, including the mix of patients with commercial plans and government programs as primary payor.
Within our U.S. dialysis business, our home-based dialysis and hospital inpatient dialysis services are operationally integrated with our outpatient dialysis centers and related laboratory services. Our outpatient, home-based, and hospital inpatient dialysis services comprise approximately 77%, 17% and 6% of our U.S. dialysis revenues, respectively.
In the U.S., government dialysis-related payment rates are principally determined by federal Medicare and state Medicaid policy. For 2020, approximately 68% of our total U.S. dialysis patient services revenues were generated from government-based programs for services to approximately 90% of our total U.S. patients. These government-based programs are principally Medicare and Medicare Advantage, Medicaid and managed Medicaid plans, and other government plans, representing approximately 57%, 7% and 4% of our U.S. dialysis patient services revenues, respectively.

Dialysis payment rates from commercial payors vary and a major portion of our commercial rates are set at contracted amounts with payors and are subject to intense negotiation pressure. On average, dialysis-related payment rates from contracted commercial payors are significantly higher than Medicare, Medicaid and other government program payment rates, and therefore the percentage of commercial patients in relation to total patients represents a significant driver of our total average dialysis patient service revenue per treatment. Commercial payors (including hospital dialysis services) represent approximately 32% of U.S. dialysis patient services revenues.
For discussion of government reimbursement, the Medicare ESRD bundled payment system, Medicare Advantage and commercial reimbursement, see the discussion in Part I. Item 1. Business under the heading “U.S. dialysis business – Sources of revenue-concentrations and risks.” For a discussion of operational, clinical and financial risks and uncertainties that we face in connection with the Medicare ESRD bundled payment system, see the risk factor in Part I. Item 1A. Risk Factors under the heading “Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation” For a discussion of operational, clinical and financial risks and uncertainties that we face in connection with commercial payors, see the risk factors in Item 1A. Risk Factors under the headings "We continuously have ongoing negotiations with commercial payors, and if the average rates that commercial payors pay us decline significantly, if patients in commercial plans are subject to restriction in plan designs or if we are unable to maintain contracts with payors with competitive terms, including, without limitation, reimbursement rates, scope and duration of coverage and in-network benefits, it would have a material adverse effect on our business, results of operations, financial condition and cash flows"; and "If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows."
Effective January 1, 2018, both oral and intravenous forms of calcimimetics became the financial responsibility of our U.S. dialysis business for our Medicare patients and are reimbursed under Medicare Part B. Since the effective date through December 31, 2020, the oral and intravenous forms of calcimimetics were separately reimbursed through a transitional drug add-on payment adjustment (TDAPA) and not as part of the ESRD PPS bundled payment. These separate reimbursement payments for calcimimetics were subject to change on an annual basis. During the initial TDAPA period, Medicare payments were based on a pass-through rate of the average sales price plus approximately 6% before sequestration (or 4% adjusted for sequestration), and in 2020 they were based on a pass-through rate of the average sales price plus 0%, before sequestration. As expected, as of January 1, 2021, calcimimetics was added to the ESRD PPS bundled payment. We therefore expect our operating income from calcimimetics to be more stable in the future as compared to the past three years under the TDAPA model.
Approximately 4% and 6% of our total U.S. dialysis patient services revenues for the years 2020 and 2019, respectively, are associated with the administration of separately-billable physician-prescribed pharmaceuticals, of which approximately 3% and 4% relate to the administration of calcimimetics, respectively.
We anticipate that we will continue to experience increases in our operating costs in 2021 that may outpace any net Medicare rate increases that we may receive, which could significantly impact our operating results. In particular, we expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, including increases in maintenance costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the ESRD bundled payment rate system. We also continue to expect to incur additional COVID-19-related costs while the pandemic continues. In addition, we expect to continue to incur capital expenditures to improve, renovate and maintain our facilities, equipment and information technology to meet evolving regulatory requirements and otherwise.
U.S. dialysis patient care costs are those costs directly associated with operating and supporting our dialysis centers, home-based dialysis programs and hospital inpatient dialysis programs, and consist principally of labor, benefits, pharmaceuticals, medical supplies and other operating costs of the dialysis centers.
The principal drivers of our U.S. dialysis patient care costs include:
•clinical hours per treatment, labor rates and benefit costs;
•vendor pricing and utilization levels of pharmaceuticals;
•business infrastructure costs, which include the operating costs of our dialysis centers; and
•certain professional fees.

Other cost categories that can present significant variability include employee benefit costs, insurance costs and medical supply costs. In addition, proposed ballot initiatives or referendums, legislation, regulations or policy changes could cause us to incur substantial costs to prepare for, or implement changes required. Any such changes could result in, among other things, increases in our labor costs or limitations on the amount of revenue that we can retain. For additional information on risks associated with potential and proposed ballot initiatives, referendums, legislation, regulations or policy changes, see the risk factor in Item 1A. Risk Factors under the heading, "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
Our average clinical hours per treatment decreased in 2020 compared to 2019. We are always striving for improved productivity levels, however, changes in things such as federal and state policies or regulatory billing requirements can lead to increased labor costs. In 2020, the demand for skilled clinical personnel increased due to the demand of the pandemic on these resources, intensifying these competitive pressures; however, we managed to increase our overall clinical teammate retention in 2020. In 2020 and 2019, we experienced an increase in our clinical labor rates of approximately 3.0% and 2.0%, respectively, consistent with general industry trends. We also continue to experience increases in the infrastructure and operating costs of our dialysis centers, primarily due to the number of new dialysis centers opened, and general increases in rent, utilities and repairs and maintenance. In 2020, we continued to implement certain cost control initiatives to help manage our overall operating costs, including labor productivity, and we expect to continue these initiatives in 2021.
Our U.S. dialysis general and administrative expenses represented 9.0% and 8.1% of our U.S. dialysis revenues in 2020 and 2019, respectively. Increases in general and administrative expenses over the last several years were primarily related to strengthening our dialysis business and related compliance and operational processes, responding to certain legal and compliance matters, professional fees associated with enhancing our information technology systems and more recent advocacy costs in 2020 related to countering union policy efforts. We expect that these levels of general and administrative expenses will be impacted by lower advocacy costs in 2021 compared to 2020, offset by continued investment in developing our capabilities and executing on our strategic priorities, among other things.
U.S. dialysis results of operations
Revenues:

	Year ended December 31,		Annual change
	2020	2019	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$10,660	$10,563	$97	0.9%
Dialysis treatments	30,314,619	30,172,699	141,920	0.5%
Average treatments per day	96,667	96,398	269	0.3%
Treatment days	313.6	313.0	0.6	0.2%
Average patient service revenue per treatment	$350.31	$349.02	$1.29	0.4%
Normalized non-acquired treatment growth(1)	1.0%	2.2%		(1.2)%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given period versus the prior period.
U.S. dialysis revenues in 2020 increased primarily due to an increase in dialysis treatments and an increase in our average patient service revenue per treatment. The increase in our U.S. dialysis treatments was driven by approximately one additional treatment day in 2020 compared to 2019 and an increase in acquired and non-acquired treatments, partially offset by the deconsolidation of two dialysis partnerships, as described below under the heading "Equity investment income". Treatments were negatively impacted by higher mortality than experienced historically as well as a decline in new admissions. We believe the increased mortality rate is largely attributable to the impact of COVID-19 on our patient population. Our U.S. dialysis revenues were positively impacted by an increase in our average patient service revenue per treatment driven by favorable changes in government rate, including an increase in Medicare rates due to a base rate increase in 2020 and the temporary suspension of Medicare sequestration as well as an increase in hospital inpatient dialysis services revenue per treatment, partially offset by a decline in calcimimetics reimbursement.

Operating expenses and charges:

	Year ended December 31,		Annual change
	2020	2019	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$7,222	$7,219	$3	—%
General and administrative(1)	958	857	101	11.8%
Depreciation and amortization	595	583	11	1.9%
Equity investment income	(33)	(22)	(11)	(50.0)%
Total operating expenses and charges	$8,742	$8,638	$104	1.2%
Patient care costs per treatment	$238.24	$239.27	$(1.03)	(0.4)%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)General and administrative expenses for the year ended December 31, 2020 included advocacy costs of approximately $67 million incurred to counter union policy efforts, including a California ballot initiative.
Patient care costs. U.S. dialysis patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of compensation expenses including labor and benefits, pharmaceuticals, medical supplies and other operating costs of the dialysis centers.
U.S. dialysis patient care costs per treatment decreased primarily due to decreases in pharmaceutical unit costs, as well as decreased travel expenses due to COVID-19. These decreases were partially offset by an increase in labor costs and COVID-19-related costs, including compensation, medical supplies and teammate relief reimbursement and benefit program expenses.
General and administrative expenses. U.S. dialysis general and administrative expenses in 2020 increased primarily due to an increase in advocacy costs incurred to counter union policy efforts, including those related to a California ballot initiative. These increases were also driven by contributions to our charitable foundation, labor costs and COVID-19-related costs, including compensation expenses. These increases were partially offset by a decrease in travel expenses due to COVID-19 and a decrease in long-term incentive compensation expense.
Depreciation and amortization. Depreciation and amortization expense is directly impacted by the number of dialysis centers we develop and acquire. U.S. dialysis depreciation and amortization expense increased primarily due to growth in the number of dialysis centers we operate.
Equity investment income. U.S. dialysis equity investment income increased primarily due to the deconsolidation of two of our near 50%-owned dialysis partnerships at year-end 2019, based on a reassessment of relative rights and powers over these partnerships. Our portion of these partnerships' earnings are now recognized in equity investment income.
Operating income and adjusted operating income

	Year ended December 31,		Annual change
	2020	2019	Amount	Percent
	(dollars in millions)
Operating income	$1,918	$1,925	$(7)	(0.4)%
Adjusted operating income(1)	$1,918	$1,925	$(7)	(0.4)%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income by reportable segment, see the "Reconciliations of non-GAAP measures" section below.
U.S. dialysis operating income and adjusted operating income in 2020 decreased compared to 2019 primarily due to a decrease in calcimimetics margin, increases in labor costs, advocacy costs and charitable contributions; and an increase in COVID-19-related expenses, including compensation, medical supplies, and reimbursement and benefit program expenses, as described above. These decreases to operating income were partially offset by volume growth from approximately one additional treatment day in the year and an increase in our average dialysis patient service revenue per treatment, as described above, as well as decreases in pharmaceutical unit costs, travel expenses and long-term incentive compensation expense.

Other - Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of December 31, 2020, these consisted primarily of integrated care (DaVita IKC), ESRD seamless care organizations (ESCOs), clinical research programs (DaVita Clinical Research), and physician services, as well as our international operations. These ancillary services, including our international operations, generated revenues of approximately $1.053 billion in 2020, representing approximately 9% of our consolidated revenues. As further described in the risk factor in Item 1A. Risk Factors under the heading, "Our ancillary services and strategic initiatives, including, without limitation, our international operations, that we operate or invest in now or in the future may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, our business, results of operations, financial condition and cash flows may be negatively impacted and we may have to write off our investment and incur other exit costs," if any of our ancillary services or strategic initiatives, such as our international operations, are unsuccessful, it could have a negative impact on our business, results of operations, financial condition and cash flows, and we may determine to exit that line of business, which could result in significant termination costs. In addition, we have in the past and may in the future incur material write-offs or impairments of our investments, including goodwill, in one or more of these ancillary services.
We expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include, among other things, healthcare services not related to dialysis.
As of December 31, 2020, our international dialysis operations provided dialysis and administrative services through a total of 321 outpatient dialysis centers located in ten countries outside of the U.S. For 2020, total revenues generated from our international operations were approximately 5% of our consolidated revenues.
Ancillary services results of operations

	Year ended December 31,		Annual change
	2020	2019	Amount	Percent
	(dollars in millions)
Revenues:
U.S. ancillary	$489	$464	$25	5.4%
International	564	508	56	11.0%
Total ancillary services revenues	$1,053	$972	$81	8.3%

Operating (loss) income:
U.S. ancillary	$(99)	$(66)	$(33)	(50.0)%
International(1)	23	(123)	146	118.7%
Total ancillary services loss	$(76)	$(189)	$113	59.8%

Adjusted operating (loss) income(2):
U.S. ancillary	$(83)	$(66)	$(17)	(25.8)%
International(1)	23	2	21	1,050.0%
Total adjusted operating loss:	$(60)	$(64)	$4	6.3%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)The reported operating income (loss) and adjusted operating income for the years ended December 31, 2020 and December 31, 2019, include approximately $3 million and $2 million, respectively, of foreign currency losses.
(2)For a reconciliation of adjusted operating (loss) income by reportable segment, see the "Reconciliations of non-GAAP measures" section below.
Revenues:
Our U.S. ancillary services revenues in 2020 increased due to an increase in revenues at our integrated care business, primarily due to revenue increases in our special needs plans, as well as an increase in revenues in our ESCO and physician services businesses. These increases were partially offset by a decrease in revenue in our clinical research programs, as well as due to the sale of Lifeline, as described below. Our international revenues increased primarily as a result of acquired treatment growth as we continue to expand our international business.

Charges impacting operating income:
Loss on changes in ownership interests, net. We sold 100% of the stock of Lifeline, our vascular access business, effective May 1, 2020 and recognized a loss of approximately $16 million on this transaction.
Goodwill impairment charges. During 2019, we recognized goodwill impairment charges of $125 million in our international reporting units. See further discussion of these impairment charges and our reporting units that remain at risk of goodwill impairment in Note 10 to the consolidated financial statements.
Operating loss and adjusted operating loss:
Our U.S. ancillary services operating loss in 2020 was negatively impacted by the loss on sale of Lifeline, as described above, and both U.S. ancillary operating loss and adjusted operating loss were negatively impacted by an increase in medical costs due to COVID-19 in our integrated care business and a decrease in revenue in our clinical research programs, partially offset by increases in revenues in our integrated care and ESCO businesses. International operating results and adjusted operating results increased in 2020 compared to 2019. International operating results in 2019 were negatively impacted by goodwill impairment charges, as described above, and both international operating results and adjusted operating results benefited in 2020 primarily from acquisition-related growth and the reduction of certain other periodic expenses, partially offset by increased medical supplies costs and higher mortality due to COVID-19.
Corporate administrative support
Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation expense, as well as professional fees for departments which provide support to all of our various operating lines of business. In 2020, corporate support also included an accrual for legal matters. Corporate administrative support expenses are included in general and administrative expenses on our consolidated income statement.
Accruals for legal matters. During 2020, we recorded a net charge for legal matters of $35 million.
Corporate administrative support expenses increased $54 million in 2020 primarily driven by accruals for legal matters, as described above. In addition, both corporate administrative support and adjusted corporate administrative support expenses increased in 2020 due to an increase in severance accruals recorded in the second quarter of 2020 associated with our senior executive leadership transition and an increase in long-term compensation expense.
Corporate-level charges

	Year ended December 31,		Annual change
	2020	2019	Amount	Percent
	(dollars in millions)
Debt expense	$304	$444	$(140)	(31.5)%
Debt prepayment, refinancing and redemption charges	$89	$33	$56	169.7%
Other income, net	$17	$29	$(13)	(44.8)%
Effective income tax rate	23.8%	23.4%		0.4%
Effective income tax rate from continuing operations attributable to DaVita Inc.(1)	28.6%	28.3%		0.3%
Net income attributable to noncontrolling interests	$221	$210	$11	5.2%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)For a reconciliation of our effective income tax rate from continuing operations attributable to DaVita Inc., see the "Reconciliations of non-GAAP measures" section below.
Debt expense
Debt expense decreased primarily due to a decrease in our outstanding debt balances and a decrease in the overall weighted average effective interest rate on our debt in 2020. Our overall weighted average effective interest rate in 2020 was 3.59% compared to 5.01% in 2019. See Note 13 to the consolidated financial statements for further information on the components of our debt and changes in them since 2019.

Debt prepayment, refinancing and redemption charges
Debt prepayment, refinancing and redemption charges were $89 million in 2020 as a result of the redemption in full of both our $1.75 billion aggregate principal amount outstanding of 5.125% senior notes and our $1.50 billion aggregate principal amount outstanding of 5.0% senior notes. These 2020 charges represented debt redemption premium charges and deferred financing cost write-offs associated with our prior senior note debt that was paid in full. These charges recognized in 2020 also included $3 million of refinancing charges comprised partially of fees incurred on the repricing of our Term Loan B and partially of deferred financing costs written off for the portion of this debt considered extinguished and reborrowed. In 2019, we incurred debt prepayment, refinancing and redemption charges of $33 million as a result of the repayment of all principal balances outstanding under our prior senior secured credit facilities and the redemption of our $1.25 billion aggregate principal amount outstanding of 5.75% senior notes. See further discussion of our 2020 debt prepayment, refinancing and redemption charges in Note 13 to the consolidated financial statements.
Other income
Other income consists primarily of interest income on cash and cash equivalents and short- and long-term investments, realized and unrealized gains and losses recognized on investments, and foreign currency transaction gains and losses. Other income decreased in 2020 primarily due to a decrease in interest income on our holdings of cash and cash equivalents in 2020 and a decrease in foreign currency transaction gains.
Provision for income taxes
The effective income tax rate and effective income tax rate from continuing operations attributable to DaVita Inc. increased in 2020 primarily due to an increase in nondeductible advocacy costs and the impact of a discrete benefit included in the 2019 tax rate from a reduction in the blended state rate. This increase was partially offset by a reduction in accruals associated with uncertain tax positions in 2020.
Net income attributable to noncontrolling interests
The increase in income attributable to noncontrolling interests in 2020 compared to 2019 was due to improved earnings at certain U.S. dialysis partnerships, including, among other things, reimbursements we made to certain of our U.S. dialysis partnerships for certain COVID-19-related expenses, partially offset by the deconsolidation of two dialysis partnerships at year-end 2019.
Accounts receivable
Our consolidated accounts receivable balances at December 31, 2020 and December 31, 2019, were $1.824 billion and $1.796 billion, respectively, representing approximately 59 days and 58 days of revenue (DSO), respectively, net of allowances for uncollectible accounts. The increase in consolidated DSO was primarily due to an increase of one day of DSO in our U.S. dialysis business primarily due to held claims for COVID-19-related cohort arrangement billings as well as claims from centers impacted by hurricanes in the fourth quarter of 2020. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during 2020 from 2019 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.
As of December 31, 2020 and 2019, our net patient services accounts receivable balances that are more than six months old represents approximately 17% and 18%, respectively of our total net accounts receivable balances outstanding. Substantially all revenue realized is from government and commercial payors, as discussed above. There were no significant unreserved balances over one year old. Less than 1% of our revenues are classified as patient pay.
Amounts pending approval from third-party payors associated with Medicare bad debt claims as of December 31, 2020 and 2019, other than the standard monthly billing, consisted of approximately $154 million and $138 million, respectively, and are classified as other receivables. A significant portion of our Medicare bad debt claims are typically paid to us before the Medicare fiscal intermediary audits the claims but are subject to subsequent adjustment based upon the actual results of those audits. Such audits typically occur one to four years after the claims are filed.

Liquidity and capital resources
The following table summarizes our major sources and uses of cash, cash equivalents and restricted cash:

	Year ended December 31,		Annual change
	2020	2019(1)	Amount	Percent
	(dollars in millions)
Net cash provided by operating activities:
Net income	$995	$1,021	$(27)	(2.6)%
Non-cash items in net income	1,089	964	124	12.9%
Other working capital changes	(78)	111	(190)	(171.2)%
Other	(26)	(24)	(1)	(4.2)%
	$1,979	$2,072	$(93)	(4.5)%

Net cash (used in) provided by investing activities:
Capital expenditures:
Routine maintenance/IT/other	$(399)	$(375)	$(24)	(6.4)%
Development and relocations	(275)	(391)	116	29.7%
Acquisition expenditures	(182)	(101)	(81)	(80.2)%
Proceeds from sale of self-developed properties	93	58	36	62.1%
DMG net sale proceeds received, net of DMG cash sold	(47)	3,825	(3,872)	(101.2)%
Other	(15)	(20)	5	25.0%
	$(825)	$2,995	$(3,821)	(127.6)%

Net cash used in financing activities:
Debt (payments) issuances, net	$(64)	$(1,995)	$1,931	96.8%
Deferred financing and debt redemption costs	(106)	(85)	(21)	(24.7)%
Distributions to noncontrolling interests	(253)	(233)	(20)	(8.6)%
Contributions from noncontrolling interests	43	57	(14)	(24.6)%
Stock award exercises and other share issuances	(1)	11	(12)	(109.1)%
Share repurchases	(1,458)	(2,384)	925	38.8%
Other	(8)	(68)	60	88.2%
	$(1,847)	$(4,696)	$2,850	60.7%

Total number of shares repurchased	16,477,378	41,020,232	(24,542,854)	(59.8)%

Free cash flow from continuing operations(2)	$1,188	$1,127	$61	5.4%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)Represents consolidated cash flow activity, including cash flows related to discontinued operations.
(2)For a reconciliation of our free cash flow from continuing operations, see the "Reconciliations of Non-GAAP measures" section below.
Consolidated cash flows
Consolidated cash flows from operating activities for 2020 were $1,979 million, all of which was from continuing operations, compared with consolidated operating cash flows for the same period in 2019 of $2,072 million, of which $1,973 million was from continuing operations. The increase in cash flow from continuing operations was primarily driven by a decrease in cash interest paid partially offset by COVID-19-related expenses in 2020, and increases in labor and advocacy costs, as well as an increase in DSO of approximately one day in 2020 compared to 2019.
Cash flows from investing activities in 2020 decreased $3,821 million compared to 2019 primarily due to the net cash proceeds received from the DMG sale, which closed in June 2019, as well as an increase in acquisition expenditures partially offset by a decrease in capital expenditures. We developed 31 fewer centers and acquired 51 additional centers in 2020 compared to 2019. See below for additional information regarding the growth in our dialysis centers.

Cash flows from financing activities improved $2,850 million in 2020 compared to 2019. Significant sources of cash during 2020 included issuances of $1,500 million in aggregate principal amount of 3.75% senior notes due 2031 in August 2020 and $1,750 million in aggregate principal amount of 4.625% senior notes due 2030 in June 2020, as well as a net draw of $75 million on our revolving line of credit. Significant uses of cash during 2020 included the subsequent redemptions in full of $1,500 million in aggregate principal amount of 5.0% senior notes due 2025 in August 2020 and $1,750 million in aggregate principal amount of 5.125% senior notes due 2024 in July 2020. Other net payments during 2020 primarily consisted of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $55 million on Term Loan A and $27 million on Term Loan B-1 and additional required principal payments under other debt arrangements. In addition, we incurred bond issuance costs of approximately $38 million, debt redemption premium charges related to the redemption of our senior notes due in 2024 and 2025 of approximately $67 million and costs of repricing our Term Loan B of approximately $3 million. See further discussion in Note 13 to the consolidated financial statements related to debt financing activities. By comparison, in 2019 debt payments primarily consisted of principal prepayments totaling $5,142 million on our term debt under our prior senior secured credit facility funded primarily by the net proceeds from the DMG sale and the redemption of all of our outstanding 5.75% senior notes due in 2022 for an aggregate cash payment consisting of principal and redemption premium of $1,262 million, partially offset by funding of our term debt of $4,500 million under our new senior credit facility. Cash flows used for share repurchases also decreased in 2020 as compared to 2019. See below for further information on our share repurchases.
Dialysis center capacity and growth
We are typically able to increase our capacity by extending hours at our existing dialysis centers, expanding our existing dialysis centers, relocating our dialysis centers, developing new dialysis centers and by acquiring dialysis centers. The development of a typical new outpatient dialysis center generally requires approximately $2.4 million for leasehold improvements and other capital expenditures. Based on our experience, a new outpatient dialysis center typically opens within a year after the property lease is signed, normally achieves operating profitability in the second year after Medicare certification, and normally reaches maturity within three to five years. Acquiring an existing outpatient dialysis center requires a substantially greater initial investment, but profitability and cash flows are generally accelerated and more predictable. To a limited extent, we enter into agreements to provide management and administrative services to outpatient dialysis centers in which we own a noncontrolling interest or which are wholly-owned by third parties in return for management fees.
The table below shows the growth in our dialysis operations by number of dialysis centers owned or operated:

	U.S.		International
	2020	2019	2020	2019
Number of centers operated at beginning of year	2,753	2,664	259	241
Acquired centers	8	7	66	16
Developed centers	81	115	5	2
Net change in non-owned managed or administered centers(1)	—	(1)	(6)	1
Sold and closed centers(2)	(6)	(10)	—	(1)
Closed centers(3)	(20)	(22)	(3)	—
Number of centers operated at end of year	2,816	2,753	321	259

(1)Represents dialysis centers which we manage or provide administrative services to but in which we own a noncontrolling equity interest or which are wholly-owned by third parties, including our Asia Pacific joint venture centers.
(2)Represents dialysis centers that were sold and/or closed for which the majority of patients were not retained.
(3)Represents dialysis centers that were closed for which the majority of patients were retained and transferred to one of our other existing outpatient dialysis centers.

Stock repurchases
The following table summarizes our common stock repurchases during the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
	(dollars in millions and shares in thousands, except per share data)
Open market repurchases
Shares	8,495	19,218
Amounts paid	$742	$1,168
Average paid per share	$87.32	$60.79

Tender offers(1)
Shares	7,982	21,802
Amounts paid	$705	$1,234
Average paid per share	$88.32	$56.61

Total
Shares	16,477	41,020
Amounts paid	$1,447	$2,402
Average paid per share	$87.80	$58.57

(1)The aggregate amounts paid for shares repurchased pursuant to our 2020 and 2019 tender offers for our shares during the years ended December 31, 2020 and 2019, include their clearing prices of $88.00 and $56.50 per share, respectively, plus related fees and expenses of $2.5 million and $2.3 million, respectively.
Subsequent to December 31, 2020, we have repurchased 1,063,000 shares of our common stock for $123 million at an average cost of $115.98 per share from January 1, 2021 through February 10, 2021. We retired all shares of common stock held in treasury effective December 31, 2020 and December 31, 2019.
See further discussion of our share repurchase activity and authorizations in Note 19 to the consolidated financial statements.
Available liquidity
As of December 31, 2020, our cash balance was $325 million and we held approximately $20 million in short-term investments. At that time we also had $925 million available and $75 million drawn on our $1.0 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding under this facility, but we had no such letters of credit outstanding as of December 31, 2020. As of December 31, 2020 we also separately had approximately $65 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
See Note 13 to the consolidated financial statements for components of our long-term debt and their interest rates.
The COVID-19 pandemic and efforts to prevent its spread have dramatically reduced global economic activity and driven increased volatility in the financial markets. We have maintained business process continuity during the COVID-19 pandemic by enabling most back office teammates to work remotely, and as of the date of this report, we have not experienced a material deterioration in our liquidity position as a result of the COVID-19 crisis. In addition, we elected not to accept approximately $250 million in funds available to us through the CARES Act Provider Relief Fund and returned the funds we received in May 2020. There can be no assurance that we will be able to continue to forgo financial or other assistance available under the CARES Act or similar subsequent legislation or that similar assistance will be available from the government if we have a need for such assistance in the future. The ultimate impact of the pandemic will depend on future developments that are highly uncertain and difficult to predict.
We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our senior secured credit facilities and our access to the capital markets, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. Our primary recurrent sources of liquidity are cash from operations and cash from borrowings, which are subject to general, economic, financial, competitive, regulatory and other factors that are beyond our control, as described in Item 1A Risk Factors under the heading "The level of our current and future debt could have an adverse impact on our business, and our ability to generate cash to service our indebtedness and for other intended purposes and our ability to maintain compliance with debt covenants depends on many factors beyond our control."
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
Finally, our free cash flow from continuing operations represents net cash provided by operating activities from continuing operations less distributions to noncontrolling interests and all capital expenditures (including development capital expenditures, routine maintenance and information technology), plus contributions from noncontrolling interests and proceeds from the sale of self-developed properties. Management uses this measure to assess our ability to fund acquisitions and meet our debt service obligations and we believe this measure is equally useful to investors and analysts as an adjunct to cash flows from operating activities from continuing operations and other measures under GAAP.
It is important to bear in mind that these non-GAAP “adjusted” measures are not measures of financial performance under GAAP and should not be considered in isolation from, nor as substitutes for, their most comparable GAAP measures.

	Year ended December 31, 2020
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$1,918	$(99)	$23	$(76)	$(147)	$1,695
Loss on changes in ownership interests, net		16		16		16
Accruals for legal matters					35	35
Adjusted operating income (loss)	$1,918	$(83)	$23	$(60)	$(112)	$1,746
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Year ended December 31, 2019
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$1,925	$(66)	$(123)	$(189)	$(92)	$1,643
Goodwill impairment			125	125		125
Adjusted operating income (loss)	$1,925	$(66)	$2	$(64)	$(92)	$1,768
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Year ended December 31,
	2020	2019
	(dollars in millions)
Income from continuing operations before income taxes	$1,318	$1,195
Less: Noncontrolling owners’ income primarily attributable to non-tax paying entities	(222)	(210)
Income from continuing operations before income taxes attributable to DaVita Inc.	$1,097	$986

Income tax expense for continuing operations	$314	$280
Less: Income tax attributable to noncontrolling interests	(1)	(1)
Income tax expense from continuing operations attributable to DaVita Inc.	$313	$279

Effective income tax rate on income from continuing operations attributable to DaVita Inc.	28.6%	28.3%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Year ended December 31,
	2020	2019
	(dollars in millions)
Net cash provided by continuing operating activities	$1,979	$1,973
Less: Distributions to noncontrolling interests	(253)	(233)
Plus: Contributions from noncontrolling interests	43	57
Cash provided by continuing operating activities attributable to DaVita Inc.	1,769	1,797
Less: Expenditures for routine maintenance and information technology	(399)	(355)
Less: Expenditures for development	(275)	(373)
Plus: Proceeds from sale of self-developed properties	93	58
Free cash flow from continuing operations	$1,188	$1,127
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.
Off-balance sheet arrangements and aggregate contractual obligations
In addition to the debt obligations and operating lease liabilities reflected on our balance sheet, we have commitments associated with letters of credit, as well as certain working capital funding obligations associated with our equity investments in nonconsolidated dialysis ventures that we manage and some we manage that are wholly-owned by third parties.
We also have potential obligations to purchase the noncontrolling interests held by third parties in many of our majority-owned dialysis partnerships and other nonconsolidated entities. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. For additional information see Note 17 to the consolidated financial statements.

The following is a summary of these contractual obligations and commitments as of December 31, 2020:

	2021	2022-2023	2024-2025	Thereafter	Total
	(dollars in millions)
Scheduled payments under contractual obligations:
Long-term debt(1):
Principal payments	$147	$349	$1,512	$5,882	$7,890
Interest payments on credit facilities and senior notes	219	429	389	704	1,741
Financing leases(2)	22	48	54	150	274
Operating leases, including imputed interest(2)	480	969	774	1,438	3,661
	$868	$1,795	$2,729	$8,174	$13,566
Potential cash requirements under other commitments:
Letters of credit	$65	$—	$—	$—	$65
Noncontrolling interests subject to put provisions	1,023	145	97	65	1,330
Non-owned and minority owned put provisions	110	6	—	—	116
Operating capital advances	1	2	2	4	9
Purchase commitments	542	721	92	—	1,355
	$1,741	$874	$191	$69	$2,875

(1)See Note 13 to the consolidated financial statements for components of our long-term debt and related interest rates.
(2)See Note 14 to the consolidated financial statements for components of our leases and related interest rates.
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
The purchase commitments in the table above represent our agreements with various suppliers to purchase set amounts of dialysis equipment, parts, and supplies. If we fail to meet the minimum purchase commitments under these contracts during any year, it is required to pay the difference to the supplier.
Settlements of approximately $88 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities, are excluded from the table above as reasonably reliable estimates of their timing cannot be made.
Contingencies
The information in Note 16 to the consolidated financial statements included in this report is incorporated by reference in response to this item.
Critical accounting policies, estimates and judgments
Our consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies and noncontrolling interests subject to put provisions (redeemable equity interests). All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates, and such differences may be material. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience trends or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Certain accounting estimates, including those concerning revenue recognition and accounts receivable, impairments of goodwill, accounting for income taxes, fair value estimates, and loss contingencies are considered to be critical to evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates. For additional information, see Part II Item 15, "Exhibits, Financial Statement Schedules" – Note 1 – "Organization and summary of significant accounting policies" as referred from Part II Item 8, "Financial Statements and Supplementary Data."

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
Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates; however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients covered under commercial healthcare plans with which we have formal agreements, non-contracted commercial healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, the estimated timing of collections, changes in our expectations of the amounts that we expect to collect and regulatory compliance matters. Determining applicable primary and secondary coverage for our approximately 204,200 U.S. dialysis patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years or longer after services are provided.
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

Significant judgments and estimates are required in determining our consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, results of recent operations, and assumptions about the amount of future federal, state, and foreign pre-tax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgments and are consistent with the plans and estimates we use to manage the underlying businesses. To the extent that recovery is not likely, a valuation allowance is established. The allowance is regularly reviewed and updated for changes in circumstances that would cause a change in judgment about the realizability of the related deferred tax assets.
Fair value estimates. The FASB defines fair value generally as the amount at which an asset (or liability) could be bought (or assumed) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. It also defines fair value more specifically for most purposes as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
We rely on fair value measurements and estimates for purposes that require the recording, reassessment, or adjustment of the carrying amounts of certain assets, liabilities and noncontrolling interests subject to put provisions (redeemable equity interests). These purposes can include purchase accounting for business combination transactions; impairment assessments for goodwill, other intangible assets, and other long-lived assets; recurrent revaluation of investments in debt and equity securities, contingent earn-out obligations, interest rate cap agreements, and noncontrolling interests subject to put provisions; and the accounting for equity method and other investments and stock-based compensation, among others. The criticality of a particular fair value estimate to our consolidated financial statements depends upon the nature and size of the item being measured, the extent of uncertainties involved and the nature and magnitude or potential effect of assumptions and judgments required. Critical fair value estimates can involve significant uncertainties and require significant judgment on various matters, some of which could be subject to reasonable disagreement.
Loss contingencies. As discussed in Notes 1 and 16 to the consolidated financial statements, we operate in a highly regulated industry and are party to various lawsuits, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law), contract disputes and other legal proceedings. Assessments of such matters can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. We record accruals for loss contingencies on such matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. See Note 16 to the consolidated financial statements included in this report for further discussion.
Significant new accounting standards
See Note 1 to the consolidated financial statements included in this report for information regarding certain recent financial accounting standards that have been issued by the FASB.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity
The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The first table below presents principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2020. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of December 31, 2020. The Term Loan A interest rate margin in effect at December 31, 2020, was 1.50%. At December 31, 2020, the Term Loan B-1 interest rate margin in effect was 1.75%. At December 31, 2020, we had an outstanding balance on our revolving line of credit bearing interest at an Alternate Base Rate (the Prime Rate) plus 0.50%. On January 6, 2021 our revolving line of credit rate was converted to a LIBOR-based rate of LIBOR plus 1.50%. The interest rates in effect on our Term Loan A and revolving line of credit are subject to adjustment depending upon changes in our leverage ratio.

	Expected maturity date							Average interest rate	Fair value(1)
	2021	2022	2023	2024	2025	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$31	$34	$48	$29	$33	$3,448	$3,623	4.32%	$3,481
Variable rate	$138	$136	$179	$1,468	$36	$2,584	$4,541	2.05%	$4,518

(1)Represents the fair value of our long-term debt excluding financing leases.

	Notional amount	Contract maturity date					Receive variable	Fair value
		2021	2022	2023	2024	2025
	(dollars in millions)
2019 cap agreements	$3,500	$—	$—	$—	$3,500	$—	LIBOR above 2.0%	$2.7
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
One means of assessing exposure to debt-related interest rate changes is a duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a parallel shift in the yield curve). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $34.8 million, $32.4 million, and $37.8 million, net of tax, for the years ended December 31, 2020, 2019, and 2018, respectively.
Exchange rate sensitivity
While our business is predominantly conducted in the U.S., we have developing operations in ten other countries as well. For financial reporting purposes, the U.S. dollar is our reporting currency. However, the functional currencies of our operating businesses in other countries are typically those of the countries in which they operate. Therefore, changes in the rate of exchange between the U.S. dollar and the local currencies in which our international operations are conducted affect our results of operations and financial position as reported in our consolidated financial statements.
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

We evaluate our exposure to foreign exchange risk through the judgment of our international and corporate management teams. Through 2020, our international operations have remained fairly small relative to the size of our consolidated financial statements, constituting approximately 9% of our consolidated assets as of December 31, 2020, with no single country constituting more than 3% of consolidated assets, and approximately 5% of our consolidated revenues for the year ended December 31, 2020. In addition, our foreign currency translation (losses) gains were approximately (0.4)%, (1)%, and (3)% of our consolidated operating income for the years ended December 31, 2020, 2019 and 2018.
Given the relatively small size of our international operations, management does not consider our exposure to foreign exchange risk to be significant to the consolidated enterprise. As such, through December 31, 2020, we have not engaged in transactions to hedge the exposure of our international transactions or net investments to foreign currency risk.
Item 8.        Financial Statements and Supplementary Data.
See the Index to Financial Statements and Index to Financial Statement Schedules included at Item 15, "Exhibits, Financial Statement Schedules.”
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Management has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits pursuant to the Securities Exchange Act of 1934 (Exchange Act) as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as appropriate to allow for timely decisions regarding required disclosures.
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures in accordance with the Exchange Act requirements as of December 31, 2020. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as required by the Exchange Act as of such date for our Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.
There was no change in the Company's internal control over financial reporting that was identified during the evaluation that occurred during the fourth fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled “Proposal 1 Election of Directors”, “Corporate Governance”, and “Security Ownership of Certain Beneficial Owners and Management” to be included in our definitive proxy statement relating to our 2021 annual stockholder meeting.
Item 11.        Executive Compensation.
The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Executive Compensation", "Pay Ratio Disclosure", "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" included in our definitive proxy statement relating to our 2021 annual stockholder meeting. The information required by Item 407(e)(5) of Regulation S-K will appear in and is incorporated by reference from the section entitled “Compensation Committee Report” to be included in our definitive proxy statement relating to our 2021 annual stockholder meeting; however, this information shall not be deemed to be filed.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information about our common stock that may be issued upon the exercise of stock-settled stock appreciation rights, restricted stock units and other rights under all of our existing equity compensation plans as of December 31, 2020, which consist of our 2020 Incentive Award Plan, 2011 Incentive Award Plan and our Employee Stock Purchase Plan. The material terms of these plans are described in Note 18 to the consolidated financial statements.

Plan category (shares in thousands)	Number of shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	12,167	$63.64	14,263	26,430
Equity compensation plans not requiring shareholder approval	—	—	—	—
Total	12,167	$63.64	14,263	26,430

1.Includes 1,092 shares of common stock reserved for issuance in connection with performance share units at the maximum number of shares issuable thereunder.
2.This weighted average excludes full value awards such as restricted stock units and performance share units.
Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Certain Beneficial Owners and Management” to be included in our definitive proxy statement relating to our 2021 annual stockholder meeting.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” and the section entitled “Corporate Governance” to be included in our definitive proxy statement relating to our 2021 annual stockholder meeting.
Item 14.        Principal Accounting Fees and Services.
The information required by this item will appear in, and is incorporated by reference from, the section entitled “Proposal 2 Ratification of the Appointment of our Independent Registered Public Accounting Firm” to be included in our definitive proxy statement relating to our 2021 annual stockholder meeting.

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
Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included in this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
DaVita Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flow for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 14 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 842 Leases.
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
U.S. dialysis patient service revenue recognition
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company recognized $10,619 million in U.S. dialysis patient service revenue for the year ended December 31, 2020. There are uncertainties associated with estimating U.S. dialysis patient service revenue, which generally take several years to resolve. As these estimates are refined over time, both positive and negative adjustments are recognized in the current period.

We identified the evaluation of the recognition of the transaction price the Company expects to collect as a result of satisfying its performance obligations related to U.S. dialysis patient service revenue as a critical audit matter because it involves estimation that requires complex auditor judgment. The key assumptions and inputs used to estimate the transaction price relate to ongoing insurance coverage changes, differing interpretations of contract coverage, determination of applicable primary and secondary coverage, coordination of benefits, and varying patient characteristics impacting Medicare reimbursements. Changes to the key assumptions and inputs used in the application of the methodology may have a significant effect on the Company’s determination of the estimate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s U.S. dialysis patient service revenue recognition process, including controls related to the application of the methodology used to estimate the transaction price, and the key assumptions and inputs. We evaluated the Company’s key assumptions and inputs to estimate the transaction price the Company expects to collect as a result of satisfying its performance obligations by comparing key assumptions to historical collection experience, trends of refunds and payor payment adjustments, delays in the Company’s billing and collection process and regulatory compliance matters. Additionally, we compared U.S. dialysis patient service revenue related to the transaction price estimates recognized in prior periods to actual cash collections related to performance obligations satisfied in prior periods to analyze the Company’s ability to estimate the transaction price the Company expects to collect as a result of satisfying its performance obligations. We developed an estimate of U.S. dialysis patient service revenue based on actual and expected cash collections and compared to U.S. dialysis patient service revenue recorded by the Company for the year-ended December 31, 2020.
Evaluation of the goodwill impairment analyses for the Germany kidney care reporting unit
As discussed in Note 10 to the consolidated financial statements, the Company performed annual and other impairment assessments for their reporting units throughout 2020. As a result of these assessments, the Company has not recognized any goodwill impairment charges in the current year. The goodwill balance for the Germany kidney care reporting unit as of December 31, 2020 was $323 million.
We have identified the evaluation of the goodwill impairment analyses for the Germany kidney care reporting unit as a critical audit matter. The evaluations involved assessing the key assumptions used in estimating the fair value of the reporting unit, including non-acquired patient growth rate, projected number of treatments, projected revenue growth rate, discount rates, and revenue and clinical earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. Evaluation of these key assumptions involved a high degree of subjectivity and auditor judgment as changes to these assumptions could have a significant impact on any goodwill impairment charges recognized.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process, including controls over the development of key assumptions as described above. We assessed the Company’s ability to forecast by comparing prior year actual results of the reporting unit to previously forecasted amounts for the reporting unit. We evaluated the Company’s non-acquired patient growth rate, projected number of treatments, and projected revenue growth rate, for the reporting unit by comparing the projections to the Company’s underlying business strategies and operating plans for the reporting unit, and other industry and market data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the projected revenue growth rate for the reporting unit by comparing projected rates with comparable companies
•evaluating the discount rate for the reporting unit, by comparing the inputs used to develop the discount rate to publicly available market data for comparable companies to assess whether the inputs used in the development of the discount rate are reasonable
•evaluating the revenue and clinical EBITDA multiples utilized in the Company’s valuation of the reporting unit by comparing the multiples selected to a range of multiples from comparable transactions.
Evaluation of legal proceedings and regulatory matters
As discussed in Notes 1 and 16 to the consolidated financial statements, the Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.

We identified the evaluation of legal proceedings and regulatory matters as a critical audit matter. Due to the nature of the legal proceedings and regulatory matters, a high degree of subjectivity was required in evaluating the completeness of the Company’s population of legal proceedings and regulatory matters. Additionally, complex auditor judgment was required in evaluating the Company’s probability of outcome assessment, and related disclosures.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s legal proceedings and regulatory matters process. This includes controls over the Company’s determination of the completeness of the population of legal proceedings and regulatory matters, as well as controls over the Company’s probability of outcome assessment, and related disclosures. We tested existing legal proceedings and regulatory matters by reading certain written correspondence received from outside parties as well as reading certain written responses provided to outside parties. We read letters received directly from the Company’s external and internal legal counsel that described certain legal proceedings and regulatory matters. We involved forensic professionals with specialized skills and knowledge who inspected the Company’s compliance case log. Additionally, we assessed the completeness of the population of legal proceedings and regulatory matters and related disclosures by 1) inquiring of certain key executives and directors and 2) evaluating information received through procedures described above and through publicly available information about the Company, its competitors, and the industry.

/s/ KPMG LLP
We have served as the Company’s auditor since 2000.
Seattle, Washington
February 12, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
DaVita Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited DaVita Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flow for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement Schedule II – Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 12, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

Seattle, Washington
February 12, 2021

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars and shares in thousands, except per share data)

	Year ended December 31,
	2020	2019	2018
Dialysis patient service revenues before provision	$11,039,709	$10,918,421	$10,709,981
Provision for uncollectible accounts	(13,458)	(21,715)	(49,587)
Dialysis patient service revenues	11,026,251	10,896,706	10,660,394
Other revenues	524,353	491,773	744,457
Total revenues	11,550,604	11,388,479	11,404,851
Operating expenses and charges:
Patient care costs	7,988,613	7,914,485	8,195,513
General and administrative	1,247,584	1,103,312	1,135,454
Depreciation and amortization	630,435	615,152	591,035
Provision for uncollectible accounts	—	—	(7,300)
Equity investment (income) loss	(26,916)	(12,679)	4,484
Other asset impairments	—	—	17,338
Goodwill impairment charges	—	124,892	3,106
Loss (gain) on changes in ownership interest, net	16,252	—	(60,603)
Total operating expenses and charges	9,855,968	9,745,162	9,879,027
Operating income	1,694,636	1,643,317	1,525,824
Debt expense	(304,111)	(443,824)	(487,435)
Debt prepayment, refinancing and redemption charges	(89,022)	(33,402)	—
Other income, net	16,759	29,348	10,089
Income from continuing operations before income taxes	1,318,262	1,195,439	1,048,478
Income tax expense	313,932	279,628	258,400
Net income from continuing operations	1,004,330	915,811	790,078
Net (loss) income from discontinued operations, net of tax	(9,653)	105,483	(457,038)
Net income	994,677	1,021,294	333,040
Less: Net income attributable to noncontrolling interests	(221,035)	(210,313)	(173,646)
Net income attributable to DaVita Inc.	$773,642	$810,981	$159,394

Earnings per share attributable to DaVita Inc.:
Basic net income from continuing operations	$6.54	$4.61	$3.66
Basic net income	$6.46	$5.29	$0.93
Diluted net income from continuing operations	$6.39	$4.60	$3.62
Diluted net income	$6.31	$5.27	$0.92

Weighted average shares for earnings per share:
Basic shares	119,797	153,181	170,786
Diluted shares	122,623	153,812	172,365

Amounts attributable to DaVita Inc.:
Net income from continuing operations	$783,295	$706,832	$624,321
Net (loss) income from discontinued operations	(9,653)	104,149	(464,927)
Net income attributable to DaVita Inc.	$773,642	$810,981	$159,394

See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year ended December 31,
	2020	2019	2018
Net income	$994,677	$1,021,294	$333,040
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on interest rate cap agreements:
Unrealized (losses) gains	(16,346)	1,151	(133)
Reclassification into net income	5,313	6,377	6,286
Unrealized losses on foreign currency translation	(7,623)	(20,102)	(45,944)
Other comprehensive loss	(18,656)	(12,574)	(39,791)
Total comprehensive income	976,021	1,008,720	293,249
Less: Comprehensive income attributable to noncontrolling interests	(221,035)	(210,313)	(173,646)
Comprehensive income attributable to DaVita Inc.	$754,986	$798,407	$119,603

See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(dollars and shares in thousands, except per share data)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$324,958	$1,102,372
Restricted cash and equivalents	176,832	106,346
Short-term investments	20,101	11,572
Accounts receivable	1,824,282	1,795,598
Inventories	111,625	97,949
Other receivables	544,376	489,695
Prepaid and other current assets	76,387	66,866
Income tax receivable	70,163	19,772
Total current assets	3,148,724	3,690,170
Property and equipment, net of accumulated depreciation	3,521,824	3,473,384
Operating lease right-of-use assets	2,863,089	2,830,047
Intangible assets, net of accumulated amortization	166,585	135,684
Equity method and other investments	257,491	241,983
Long-term investments	32,193	36,519
Other long-term assets	79,501	115,972
Goodwill	6,919,109	6,787,635
	$16,988,516	$17,311,394
LIABILITIES AND EQUITY
Accounts payable	$434,253	$403,840
Other liabilities	810,529	756,174
Accrued compensation and benefits	685,555	695,052
Current portion of operating lease liabilities	369,497	343,912
Current portion of long-term debt	168,541	130,708
Income tax payable	7,768	42,412
Total current liabilities	2,476,143	2,372,098
Long-term operating lease liabilities	2,738,670	2,723,800
Long-term debt	7,917,263	7,977,526
Other long-term liabilities	150,060	160,809
Deferred income taxes	809,600	577,543
Total liabilities	14,091,736	13,811,776
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,330,028	1,180,376
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 109,933 and 125,843 shares issued and outstanding at December 31, 2020 and 2019, respectively)	110	126
Additional paid-in capital	597,073	749,043
Retained earnings	852,537	1,431,738
Accumulated other comprehensive loss	(66,154)	(47,498)
Total DaVita Inc. shareholders' equity	1,383,566	2,133,409
Noncontrolling interests not subject to put provisions	183,186	185,833
Total equity	1,566,752	2,319,242
	$16,988,516	$17,311,394
See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$994,677	$1,021,294	$333,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	630,435	615,152	591,035
Impairment charges	—	124,892	61,981
Valuation adjustment on disposal group	—	—	316,840
Debt prepayment, refinancing and redemption charges	86,957	33,402	—
Stock-based compensation expense	91,458	67,850	73,061
Deferred income taxes	240,848	41,723	273,660
Equity investment income, net	13,830	8,582	26,449
Loss (gain) on sales of business interests, net	24,248	23,022	(85,699)
Other non-cash charges, net	747	49,579	82,374
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(21,087)	(79,957)	(81,176)
Inventories	(12,349)	10,158	73,505
Other receivables and other current assets	(79,277)	2,790	236,995
Other long-term assets	(6,123)	6,965	3,497
Accounts payable	37,200	(84,539)	(35,959)
Accrued compensation and benefits	(20,931)	(14,697)	84,165
Other current liabilities	105,637	181,940	(157,462)
Income taxes	(87,391)	95,645	(23,635)
Other long-term liabilities	(19,851)	(31,446)	(1,031)
Net cash provided by operating activities	1,979,028	2,072,355	1,771,640
Cash flows from investing activities:
Additions of property and equipment	(674,541)	(766,546)	(987,138)
Acquisitions	(182,013)	(100,861)	(183,156)
Proceeds from asset and business sales	50,139	3,877,392	150,205
Purchase of debt investments held-to-maturity	(150,701)	(101,462)	(5,963)
Purchase of other debt and equity investments	(3,757)	(5,458)	(8,448)
Proceeds from debt investments held-to-maturity	151,213	95,376	34,862
Proceeds from sale of other debt and equity investments	3,491	3,676	9,526
Purchase of equity method investments	(22,341)	(9,366)	(19,177)
Distributions from equity method investments	3,139	2,589	3,646
Net cash (used in) provided by investing activities	(825,371)	2,995,340	(1,005,643)
Cash flows from financing activities:
Borrowings	4,046,775	38,525,850	59,934,750
Payments on long-term debt	(4,110,304)	(40,520,722)	(59,234,946)
Deferred financing and debt redemption costs	(105,848)	(85,319)	(5,027)
Purchase of treasury stock	(1,458,442)	(2,383,816)	(1,161,511)
Distributions to noncontrolling interests	(253,118)	(233,123)	(196,441)
Net (payments) receipts related to stock purchases and awards	(975)	11,382	13,577
Contributions from noncontrolling interests	42,966	57,317	52,311
Proceeds from sales of additional noncontrolling interest	—	—	15
Purchases of noncontrolling interests	(7,831)	(68,019)	(28,082)
Net cash used in financing activities	(1,846,777)	(4,696,450)	(625,354)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,808)	(1,760)	(3,350)
Net (decrease) increase in cash, cash equivalents and restricted cash	(706,928)	369,485	137,293
Less: Net (decrease) increase in cash, cash equivalents and restricted cash from discontinued operations	—	(423,813)	240,793
Net (decrease) increase in cash, cash equivalents and restricted cash from continuing operations	(706,928)	793,298	(103,500)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	1,208,718	415,420	518,920
Cash, cash equivalents and restricted cash of continuing operations at end of the year	$501,790	$1,208,718	$415,420
See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders' Equity								Non-controlling interests not subject to put provisions
				Additional paid-in capital	Retained earnings			Accumulated other comprehensive income (loss)
		Common stock				Treasury stock
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2017	$1,011,360	182,462	$182	$1,042,899	$3,633,713	—	$—	$13,235	$4,690,029	$196,037
Cumulative effect of change in accounting principle					8,368			(8,368)	—
Comprehensive income:
Net income	105,531				159,394				159,394	68,115
Other comprehensive income								(39,791)	(39,791)
Stock purchase plan		398	—	17,398					17,398
Stock award plan		371	1	(5,335)					(5,334)
Stock-settled stock-based compensation expense				73,081					73,081
Changes in noncontrolling interest from:
Distributions	(119,173)									(77,268)
Contributions	32,918									19,393
Acquisitions and divestitures	79,078			3,546					3,546	318
Partial purchases	(8,546)			(17,897)					(17,897)	(1,639)
Fair value remeasurements	23,473			(23,473)					(23,473)
Purchase of treasury stock						(16,844)	(1,153,511)		(1,153,511)
Retirement of treasury stock		(16,844)	(17)	(95,213)	(1,058,281)	16,844	1,153,511		—
Balance at December 31, 2018	$1,124,641	166,387	$166	$995,006	$2,743,194	—	$—	$(34,924)	$3,703,442	$204,956
Cumulative effect of change in accounting principle	(38)				39,876				39,876	(6)
Comprehensive income:
Net income	143,413				810,981				810,981	66,900
Other comprehensive income								(12,574)	(12,574)
Stock purchase plan		315	1	16,569					16,570
Stock award plan		161	—	(3,290)					(3,290)
Stock-settled stock-based compensation expense				67,549					67,549
Changes in noncontrolling interest from:
Distributions	(155,011)									(78,112)
Contributions	35,572									21,745
Acquisitions and divestitures	(6,332)									(10,170)
Partial purchases	(11,394)			(37,145)					(37,145)	(19,480)
Fair value remeasurements	49,525			(49,525)					(49,525)
Purchase of treasury stock						(41,020)	(2,402,475)		(2,402,475)
Retirement of treasury stock		(41,020)	(41)	(240,121)	(2,162,313)	41,020	2,402,475		—
Balance at December 31, 2019	$1,180,376	125,843	$126	$749,043	$1,431,738	—	$—	$(47,498)	$2,133,409	$185,833

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY - continued
(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders' Equity								Non-controlling interests not subject to put provisions
				Additional paid-in capital	Retained earnings			Accumulated other comprehensive income (loss)
		Common stock				Treasury stock
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2019	$1,180,376	125,843	$126	$749,043	$1,431,738	—	$—	$(47,498)	$2,133,409	$185,833
Comprehensive income:
Net income	141,879				773,642				773,642	79,156
Other comprehensive income								(18,656)	(18,656)
Stock purchase plan		222	—	17,148					17,148
Stock award plans		345	—	(17,801)					(17,801)
Stock-settled stock-based compensation expense				90,007					90,007
Changes in noncontrolling interest from:
Distributions	(163,175)									(89,943)
Contributions	30,154									12,812
Acquisitions and divestitures	(3,215)									(248)
Partial purchases	(7,771)			4,364					4,364	(4,424)
Fair value remeasurements	151,780			(151,780)					(151,780)
Purchase of treasury stock						(16,477)	(1,446,767)		(1,446,767)
Retirement of treasury stock		(16,477)	(16)	(93,908)	(1,352,843)	16,477	1,446,767		—
Balance at December 31, 2020	$1,330,028	109,933	$110	$597,073	$852,537	—	$—	$(66,154)	$1,383,566	$183,186
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
The Company’s largest line of business is its U.S. dialysis business, which operates kidney dialysis centers in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease (ESRD). As of December 31, 2020, the Company operated or provided administrative services through a network of 2,816 U.S. outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 204,200 patients. In addition, as of December 31, 2020, the Company operated or provided administrative services to a total of 321 outpatient dialysis centers serving approximately 36,200 patients located in ten countries outside of the U.S.
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
Basis of presentation
These consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The financial statements include DaVita Inc. and its subsidiaries, partnerships and other entities in which it maintains a majority voting or other controlling financial interest (collectively, the Company). All significant intercompany transactions and balances have been eliminated. Equity investments in investees over which the Company only has significant influence are recorded on the equity method, while investments in other equity securities are recorded at fair value or on the adjusted cost method, as applicable. For the Company’s international subsidiaries, local currencies are considered their functional currencies. Translation adjustments result from translating the financial statements of the Company’s international subsidiaries from their functional currencies into the Company’s reporting currency (the U.S. dollar, or USD). Prior year classifications have been conformed to the current year presentation.
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
The most significant assumptions and estimates underlying these consolidated financial statements and accompanying notes involve revenue recognition and accounts receivable, impairments of goodwill, accounting for income taxes, fair value estimates and loss contingencies. Specific estimating risks and contingencies are further addressed within these notes to the consolidated financial statements.
Revenues
On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606 Revenue from Contracts with Customers (Topic 606) using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. Results for reporting periods beginning on and after January 1, 2018 are presented under Topic 606.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The adoption of this new standard primarily changed the Company’s presentation of revenues, provision for uncollectible accounts and allowance for doubtful accounts. Topic 606 requires revenue to be recognized based on the Company’s estimate of the transaction price the Company expects to collect as a result of satisfying its performance obligations. Accordingly, for performance obligations satisfied after the adoption of Topic 606, the Company no longer separately presents a provision for uncollectible accounts on the consolidated income statement and no longer presents the related allowance for doubtful accounts on the consolidated balance sheet. However, as a result of the Company’s election to apply Topic 606 only to contracts not substantially completed as of January 1, 2018, the Company continued to maintain an allowance for doubtful accounts related to performance obligations satisfied prior to the adoption of Topic 606. Net collections or write-offs of accounts receivable generated prior to January 1, 2018, beyond amounts previously reserved thereon, are presented in the provision for uncollectible accounts on the consolidated income statement in accordance with Topic 605.
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
Other revenues
Other revenues consist of fees for management and administrative support services provided to outpatient dialysis businesses that the Company does not own or in which the Company owns a noncontrolling interest as well as revenues associated with the Company's non-dialysis ancillary services and strategic initiatives. Revenues associated with dialysis management services, integrated care services, clinical research programs, physician services, and ESRD seamless care organizations are estimated in the period services are provided. Revenues associated with pharmacy services until that business was closed in 2018 were estimated as prescriptions were filled and shipped to patients. Revenues associated with direct primary care until that business was sold in 2018 were estimated over the membership period.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Other income
Other income includes interest income on cash and cash equivalents and short- and long-term investments, realized and unrealized gains and losses recognized on investments, and foreign currency transaction gains and losses.
Cash and cash equivalents
Cash equivalents are short-term highly liquid investments readily convertible to known amounts of cash that typically mature within three months or less at date of purchase.
Restricted cash and equivalents
Restricted cash and cash equivalents include funds held in trust to satisfy insurer and state regulatory requirements related to wholly-owned captive insurance companies that bear professional and general liability and workers' compensation risks for the Company as well as funds held in escrow for certain legal settlements pending finalization.
Investments in debt and equity securities
The Company classifies certain debt securities as held-to-maturity and records them at amortized cost based on the Company’s intentions and strategies concerning those investments. Equity securities that have readily determinable fair values or redemption values are recorded at estimated fair value with changes in fair value recognized in current earnings within "Other income, net". These debt and equity investments are classified as "short-term investments" or "long-term investments" on the Company's consolidated balance sheet. See Note 5 for further details.
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
Leases
The Company leases substantially all of its U.S. dialysis facilities. The majority of the Company’s facilities are leased under non-cancellable operating leases which contain renewal options. These renewal options are included in the Company's determination of the right-of-use assets and related lease liabilities when renewal is considered reasonably certain at the commencement date. Certain of the Company's leases are subject to periodic consumer price increases or contain fixed escalation clauses.
The Company categorizes leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. The Company has elected the practical expedient to not separate lease components from non-lease components for its financing and operating leases. The Company has also elected the short-term lease recognition exemption and does not recognize right-of-use assets or lease liabilities for leases with a term of less than 12 months.
Financing and operating right-of-use assets are recognized based on the net present value of lease payments over the lease term plus expected renewals as of the commencement date. Since most of the Company's leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate based on information available at the commencement date or remeasurement date in determining the present value of lease payments.
Assets acquired under finance leases are recorded on the balance sheet within property and equipment, net and liabilities for finance lease obligations are recorded within long-term debt. Finance lease assets are amortized to depreciation expense on a straight-line basis over the shorter of their estimated useful lives or the expected lease term.

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
Amortizable intangibles
Amortizable intangible assets include noncompetition agreements, hospital service contracts, and customer relationships arising from other service contracts, each of which have finite useful lives. Amortization expense is computed using the straight-line method over the useful lives of the assets estimated as follows: non-competition agreements and hospital acute service contracts over the contract term, and customer relationships from other service contracts over the remaining contract term plus expected renewal periods. Amortizable intangible assets are reviewed for possible impairment whenever significant events or changes in circumstances indicate that an impairment may have occurred.
Indefinite-lived intangibles
Indefinite-lived intangible assets include international licenses and accreditations that allow the Company to be reimbursed for providing dialysis services to patients, each of which has an indefinite useful life. Indefinite-lived intangibles are not amortized, but are assessed for impairment at least annually and whenever significant events or changes in circumstances indicate that an impairment may have occurred. Costs to renew indefinite-lived intangible assets are expensed as incurred.
Equity method and other investments
Equity investments that do not have readily determinable fair values are carried on the equity method if the Company maintains significant influence over the investee. Equity investments without readily determinable fair values for which the Company does not maintain significant influence over the investee are carried either at estimated fair value or on the adjusted cost method, as determined on an investment-specific basis. The adjusted cost method represents the Company's cost for an investment, net of any other-than-temporary impairments, as adjusted for any subsequent observation of the investment's fair value. These equity method and adjusted cost method investments are classified as “Equity method and other investments” on the Company's consolidated balance sheet. See Note 9 for further details.
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
Self-insurance
The Company predominantly self-insures its professional and general liability and workers' compensation risks through its wholly-owned captive insurance companies, with excess or reinsurance coverage for additional protection. The Company is also predominantly self-insured with respect to employee medical and other health benefits. The Company records insurance liabilities for the professional and general liability, workers’ compensation, and employee health benefit risks that it retains and estimates its liability for those risks using third party actuarial calculations that are based upon historical claims experience and expectations for future claims.
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
Noncontrolling interests
Noncontrolling interests represent third-party equity ownership interests in entities which are consolidated by the Company for financial statement reporting purposes. As of December 31, 2020, third parties held noncontrolling equity interests in 688 consolidated legal entities.
Fair value estimates
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
The Company relies on fair value measurements and estimates for purposes that require the recording, reassessment, or adjustment of the carrying amounts of certain assets, liabilities, and noncontrolling interests subject to put provisions (redeemable equity interests classified as temporary equity). These purposes can include the accounting for business combination transactions; impairment assessments for goodwill, other intangible assets, or other long-lived assets; recurrent revaluation of investments in debt and equity securities, contingent earn-out obligations, interest rate cap agreements, and noncontrolling interests subject to put provisions; and the accounting for equity method and other investments and stock-based compensation, as applicable. The Company has also classified its assets, liabilities and temporary equity into the appropriate fair value hierarchy levels as defined by the FASB. See Note 24 for further details.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in this ASU were effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently assessing the effect this guidance may have on its consolidated financial statements.
2.    Revenue recognition and accounts receivable
The Company's revenues by segment and primary payor source were as follows:

	Year ended December 31, 2020
	U.S. dialysis	Other - Ancillary services	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$6,048,043	$	$6,048,043
Medicaid and Managed Medicaid	744,862		744,862
Other government	455,897	380,584	836,481
Commercial	3,370,562	170,394	3,540,956
Other revenues:
Medicare and Medicare Advantage		419,662	419,662
Medicaid and Managed Medicaid		1,227	1,227
Commercial		33,246	33,246
Other(1)	40,571	47,585	88,156
Eliminations of intersegment revenues	(145,286)	(16,743)	(162,029)
Total	$10,514,649	$1,035,955	$11,550,604

(1)Other consists of management service fees earned in the respective Company line of business as well as other revenue from the Company's ancillary services.

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

(1)Other consists of management service fees earned in the respective Company line of business as well as other revenue from the Company's ancillary services.

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

(1)Other consists of management service fees earned in the respective Company line of business as well as other revenue from the Company's ancillary services.
The Company had no allowance for doubtful accounts related to performance obligations satisfied in years prior to January 1, 2018 as of December 31, 2020 and such allowance was $8,328 as of December 31, 2019.
As described in Note 1, there are significant risks associated with estimating revenue, many of which take several years to resolve. These estimates are subject to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, as well as patient issues including determining applicable primary and secondary coverage, changes in patient coverage and coordination of benefits. As these estimates are refined over time, both positive and negative adjustments to revenue are recognized in the current period. As a result of these changes in estimates, no additional revenue was recognized during the year ended December 31, 2020 associated with performance obligations satisfied prior to January 1, 2018 and additional revenue of $37,274 was recognized during the year ended December 31, 2019 associated with performance obligations satisfied in years prior to January 1, 2018.
There is no single commercial payor that accounted for more than 10% of total consolidated accounts receivable or consolidated revenues at or for the years ended December 31, 2020 or 2019.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Net dialysis services accounts receivable and other receivables from Medicare, including Medicare Advantage plans, and Medicaid, including managed Medicaid plans, were approximately $1,101,837 and $1,038,248 as of December 31, 2020 and 2019, respectively. Approximately 17% and 18% of the Company’s net patient services accounts receivable balances as of December 31, 2020 and 2019, respectively, were more than six months old. There were no significant balances over one year old at December 31, 2020. The Company's accounts receivable are principally due from Medicare and Medicaid programs and commercial insurance plans.
3.    Earnings per share
Basic earnings per share is calculated by dividing net income attributable to the Company by the weighted average number of common shares outstanding, reduced for 2018 by the weighted average shares held in escrow that under certain circumstances may have been returned to the Company. Weighted average common shares outstanding include restricted stock unit awards that are no longer subject to forfeiture because the recipients have satisfied either their explicit vesting terms or retirement eligibility requirements.
Diluted earnings per share includes the dilutive effect of outstanding stock-settled stock appreciation rights and unvested stock units (under the treasury stock method) and, for 2018, the weighted average contingently returnable shares held in escrow that were outstanding during the period.
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Year ended December 31,
	2020	2019	2018
Net income (loss) attributable to DaVita Inc.:
Continuing operations	$783,295	$706,832	$624,321
Discontinued operations	(9,653)	104,149	(464,927)
Net income attributable to DaVita Inc.	$773,642	$810,981	$159,394

Weighted average shares outstanding:
During the period	119,797	153,181	171,886
Contingently returnable(1)	—	—	(1,100)
Basic shares	119,797	153,181	170,786
Contingently returnable(1)	—	—	1,100
Assumed incremental from stock plans	2,826	631	479
Diluted shares	122,623	153,812	172,365

Basic net income (loss) attributable to DaVita Inc.:
Continuing operations per share	$6.54	$4.61	$3.66
Discontinued operations per share	(0.08)	0.68	(2.73)
Basic net income per share attributable to DaVita Inc.	$6.46	$5.29	$0.93

Diluted net income (loss) attributable to DaVita Inc.:
Continuing operations per share	$6.39	$4.60	$3.62
Discontinued operations per share	(0.08)	0.67	(2.70)
Diluted net income per share attributable to DaVita Inc.	$6.31	$5.27	$0.92

Anti-dilutive stock-settled awards excluded from calculation(2)	2,301	5,936	5,295

(1)Shares previously held in escrow for the DaVita HealthCare Partners merger.
(2)Shares associated with stock awards excluded from the diluted denominator calculation because they were anti-dilutive under the treasury stock method.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

4.    Restricted cash and equivalents
The Company had restricted cash and cash equivalents of $176,832 and $106,346 at December 31, 2020 and 2019, respectively. Approximately $92,286 of the balance at December 31, 2020 represents restricted cash equivalents held in trust to satisfy insurer and state regulatory requirements related to the wholly-owned captive insurance companies that bear professional and general liability and workers' compensation risks for the Company and $70,000 represents cash held in escrow to fund a previously announced legal settlement pending finalization. The remaining restricted cash and cash equivalents held at December 31, 2020 primarily represents cash pledged to third parties in connection with one of the Company's ancillary services.
5.    Short-term and long-term investments
The Company’s short-term and long-term investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	December 31, 2020			December 31, 2019
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$8,217	$—	$8,217	$8,140	$—	$8,140
Investments in mutual funds and common stock	—	44,077	44,077	—	39,951	39,951
	$8,217	$44,077	$52,294	$8,140	$39,951	$48,091
Short-term investments	$8,217	$11,884	$20,101	$8,140	$3,432	$11,572
Long-term investments	—	32,193	32,193	—	36,519	36,519
	$8,217	$44,077	$52,294	$8,140	$39,951	$48,091
Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximated their fair values at December 31, 2020 and 2019.
Equity securities: The Company's equity investments in mutual funds and common stock are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans. During 2020, the Company recognized pre-tax net gains of $3,818 in other income associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $1,941 and a net increase in unrealized gains of $1,877. During 2019, the Company recognized pre-tax net gains of $4,383 in other income associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $1,459 and a net increase in unrealized gains of $2,924.
6.    Other receivables
Other receivables were comprised of the following:

	December 31,
	2020	2019
Supplier rebates and non-trade receivables	$390,508	$351,650
Medicare bad debt claims	153,868	138,045
	$544,376	$489,695

7.    Property and equipment
Property and equipment were comprised of the following:

	December 31,
	2020	2019
Land	$37,924	$36,480
Buildings	400,616	392,256
Leasehold improvements	3,865,729	3,545,224
Equipment and information systems, including internally developed software	3,081,298	2,880,645
New center and capital asset projects in progress	616,686	588,345
	8,002,253	7,442,950
Less accumulated depreciation	(4,480,429)	(3,969,566)
	$3,521,824	$3,473,384
Depreciation and amortization expenses are computed using the straight-line method over the useful lives of the assets estimated as follows: buildings, 25 years to 40 years; leasehold improvements, the shorter of ten years or the expected lease term; and equipment and information systems, principally three years to 15 years. Depreciation expense on property and equipment was $616,626, $600,905, and $574,799 for 2020, 2019 and 2018, respectively.
Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $17,944, $27,322 and $25,978 for 2020, 2019 and 2018, respectively.
During 2018, the Company recognized asset impairment charges of $17,338 related to the restructuring of its pharmacy business.
8.    Intangible assets
Intangible assets other than goodwill were comprised of the following:

	December 31,
	2020	2019
Indefinite-lived licenses	$100,138	$90,209
Noncompetition agreements	84,022	103,510
Customer relationships and other	52,566	23,887
	236,726	217,606
Less accumulated amortization	(70,141)	(81,922)
	$166,585	$135,684
Noncompetition agreements are generally amortized over three years to 10 years and customer relationships are principally amortized over 10 years to 20 years. Amortization expense from amortizable intangible assets was $13,809, $14,247, and $16,236 for 2020, 2019 and 2018, respectively.
For the years ended December 31, 2020, 2019 and 2018, the Company recognized no impairment charges on any intangible assets other than the goodwill impairment charges discussed in Note 10.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Scheduled amortization expenses from amortizable intangible assets as of December 31, 2020 were as follows:

	Noncompetition agreements	Customer relationships and other
2021	$10,274	$3,143
2022	6,680	3,139
2023	3,883	3,102
2024	1,714	2,851
2025	585	2,660
Thereafter	168	28,248
Total	$23,304	$43,143

9.    Equity method and other investments
The Company maintains equity method and other minor investments in the private securities of certain other healthcare and healthcare-related businesses, comprised as follows:

	December 31,
	2020	2019
APAC joint venture	$120,787	$116,924
Other equity method partnerships	107,599	114,611
Adjusted cost method and other investments	29,105	10,448
	$257,491	$241,983
During 2020, 2019 and 2018, the Company recognized equity investment income (loss) of $26,916, $12,679 and $(4,484), respectively, from its equity method investments in nonconsolidated businesses.
The Company's largest equity method investment is its ownership interest in DaVita Care Pte. Ltd. (the APAC joint venture, or APAC JV). The Company holds a 75% voting and economic interest in the APAC JV and an unrelated noncontrolling investor holds the other 25% voting and economic interest in the joint venture. During 2019 the continuing third party noncontrolling investor made its final subscribed capital contribution to the joint venture and the other previous third party noncontrolling investor elected to exit the joint venture. The governance structure and voting rights established for the APAC JV, which remain unchanged since its formation on August 1, 2016, provide that certain key decisions affecting the joint venture’s operations are not subject to the unilateral discretion of the Company but rather are under the joint control of the Company and the APAC JV's unrelated noncontrolling investor. As a result, the Company does not consolidate the APAC JV.
Prior to the transactions described above, the Company held a 60% voting interest and a 73.3% economic interest in the APAC JV, while the other two noncontrolling investors collectively held a 40% voting interest and a 26.7% economic interest in the APAC JV.
The Company's other equity method investments include 22 legal entities over which the Company has significant influence but in which it does not maintain a controlling financial interest. Almost all of these are U.S. dialysis partnerships in the form of limited liability companies. The Company's ownership interests in these partnerships vary, but typically range from 30% to 50%.
There were no significant impairments or other valuation adjustments on the Company's adjusted cost method and other investments during 2020, 2019 or 2018.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

10.    Goodwill
Changes in the carrying value of goodwill by reportable segment were as follows:

	U.S. dialysis	Other - Ancillary services	Consolidated
Balance at December 31, 2018	$6,275,004	$566,956	$6,841,960
Acquisitions	18,089	72,137	90,226
Impairment charges	—	(124,892)	(124,892)
Foreign currency and other adjustments	(5,993)	(13,666)	(19,659)
Balance at December 31, 2019	$6,287,100	$500,535	$6,787,635
Acquisitions	24,377	105,680	130,057
Divestitures	(1,549)	(6,744)	(8,293)
Foreign currency and other adjustments	—	9,710	9,710
Balance at December 31, 2020	$6,309,928	$609,181	$6,919,109

Balance at December 31, 2020:
Goodwill	$6,309,928	$745,732	$7,055,660
Accumulated impairment charges	—	(136,551)	(136,551)
	$6,309,928	$609,181	$6,919,109
As dialysis treatments are an essential, life-sustaining service for patients who depend on them, the Company's operations have continued and are currently expected to continue throughout the novel coronavirus (COVID-19) pandemic. However, the ultimate impact of the dynamic and evolving COVID-19 pandemic on the Company will depend on future developments that are highly uncertain and difficult to predict, including among other things the severity and duration of the pandemic, further spread or resurgence of the virus, including as a result of the emergence of the new strains of the virus, its impact on the chronic kidney disease (CKD) patient population and the Company's patient population, the availability, acceptance, impact and efficacy of COVID-19 treatments, therapies and vaccines, the pandemic's continuing impact on the U.S. and global economies and unemployment, the responses of the Company's competitors to the pandemic and related changes in the marketplaces, and the timing, scope and effectiveness of governmental responses. While the Company does not currently expect a material adverse impact to its business as a result of this public health crisis, there can be no assurance that the COVID-19 pandemic will not have a material adverse impact on one or more of the Company's businesses.
Each of the Company’s operating segments described in Note 25 to these consolidated financial statements represents an individual reporting unit for goodwill impairment assessment purposes.
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
The Company has applied a similar aggregation to the physician practices in its physician services reporting units, to the dialysis centers and other health operations within each international reporting unit, and to the vascular access service centers in its former vascular access services reporting unit. For the Company’s other operating segments, discrete business components below the operating segment level constitute individual reporting units.
When performing quantitative goodwill impairment assessments, the Company estimates fair value using either appraisals developed with an independent third party valuation firm which consider both discounted cash flow estimates for the subject business and observed market multiples for similar businesses, or offer prices received for the subject business that would be acceptable to the Company.
During the year ended December 31, 2019, the Company recognized goodwill impairment charges of $119,476 in its Germany kidney care business. These charges resulted primarily from a decline in then current and expected future patient census and an increase in then current and expected future costs, including due to wage increases expected to result from legislation announced at that time. The changes in the Company's expectations were informed by developments in the business in response to evolving market conditions, including changes in the Company's expected timing and ability to mitigate them,

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

and based on in-depth operating and strategic reviews completed by the Company's new Germany management team. During the year ended December 31, 2019 the Company also recognized a goodwill impairment charge of $5,416 in its German other health operations.
Based on its most recent assessments, the Company determined that further changes in expected patient census, increases in operating costs, reductions in reimbursement rates, changes in actual or expected growth rates, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for the following reporting unit, which remains at risk of goodwill impairment as of December 31, 2020:

Reporting unit	Goodwill balance	Carrying amount coverage(1)	Sensitivities
			Operating income(2)	Discount rate(3)
Germany kidney care	$322,736	2.3%	(1.5)%	(10.1)%

(1)Excess of estimated fair value of the reporting unit over its carrying amount as of the latest assessment date.
(2)Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.
(3)Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.
Except as described above, none of the Company’s other reporting units were considered at risk of significant goodwill impairment as of December 31, 2020. Since the dates of the Company’s last annual goodwill impairment assessments, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company’s businesses. However, these have not caused management to believe it is more likely than not that the fair values of any of the Company’s reporting units would be less than their respective carrying amounts as of December 31, 2020.
11.    Other liabilities
Other liabilities were comprised of the following:

	December 31,
	2020	2019
Payor refunds and retractions	$371,183	$377,044
Insurance and self-insurance accruals	54,438	58,941
Accrued interest	30,066	54,899
Accrued non-income tax liabilities	39,075	36,285
Other	315,767	229,005
	$810,529	$756,174
12.    Income taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
Income before income taxes from continuing operations consisted of the following:

	Year ended December 31,
	2020	2019	2018
Domestic	$1,287,976	$1,307,299	$1,083,578
International	30,286	(111,860)	(35,100)
	$1,318,262	$1,195,439	$1,048,478

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

 Income tax expense for continuing operations consisted of the following:

	Year ended December 31,
	2020	2019	2018
Current:
Federal	$47,171	$208,339	$140,064
State	21,442	58,026	32,990
International	17,481	15,545	7,557
Total current income tax	86,094	281,910	180,611
Deferred:
Federal	198,623	44,263	52,034
State	27,206	(25,836)	21,096
International	2,009	(20,709)	4,659
Total deferred income tax	227,838	(2,282)	77,789
	$313,932	$279,628	$258,400
Income taxes are allocated between continuing and discontinued operations as follows:

	Year ended December 31,
	2020	2019	2018
Continuing operations	$313,932	$279,628	$258,400
Discontinued operations	1,657	40,689	99,768
	$315,589	$320,317	$358,168
The reconciliation between the Company’s effective tax rate from continuing operations and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2020	2019	2018
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.4	2.3	4.1
Change in International valuation allowance	1.5	1.3	0.9
Political advocacy costs	1.7	0.2	2.3
Nondeductible executive compensation	1.2	0.8	0.7
Unrecognized tax benefits	0.4	2.4	0.2
Other	(0.6)	0.3	—
Impact of noncontrolling interests primarily attributable to non-tax paying entities	(4.8)	(4.9)	(4.6)
Effective tax rate	23.8%	23.4%	24.6%

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Deferred tax assets and liabilities arising from temporary differences for continuing operations were as follows:

	December 31,
	2020	2019
Receivables	$9,324	$19,095
Accrued liabilities	64,982	64,458
Operating lease liabilities	584,656	580,110
Net operating loss carryforwards	167,398	139,690
Other	62,110	55,108
Deferred tax assets	888,470	858,461
Valuation allowance	(114,824)	(91,925)
Net deferred tax assets	773,646	766,536
Intangible assets	(634,736)	(563,914)
Property and equipment	(274,742)	(162,628)
Operating lease assets	(532,082)	(527,056)
Investments in partnerships	(101,996)	(64,960)
Other	(39,690)	(25,521)
Deferred tax liabilities	(1,583,246)	(1,344,079)
Net deferred tax liabilities	$(809,600)	$(577,543)
 At December 31, 2020, the Company had federal net operating loss carryforwards of approximately $99,657 that expire through 2036, although a substantial amount expire by 2029. The Company also had state net operating loss carryforwards of $488,070, some of which have an indefinite life, although a substantial amount expire by 2040 and international net operating loss carryforwards of $296,451, some of which will begin to expire in 2021 though the majority have an indefinite life. The Company has a state capital loss carryover of $297,748, the majority of which expires in 2024. The utilization of a portion of these losses may be limited in future years based on the profitability of certain entities. A valuation allowance is recorded to account for the unrealizable balances in the table above. The net increase of $22,899 in the valuation allowance is primarily due to newly created net operating loss carryforwards in state and foreign jurisdictions that the Company does not anticipate being able to utilize.
The Company's foreign earnings continue to be indefinitely reinvested as of December 31, 2020. As a result of the passage of the Tax Cuts and Jobs Act (2017 Tax Act), the Company does not expect such earnings to be taxable if remitted.
Unrecognized tax benefits
A reconciliation of the beginning and ending liability for unrecognized tax benefits that do not meet the more-likely-than-not threshold is as follows:

	Year ended December 31,
	2020	2019
Beginning balance	$68,214	$40,382
Additions for tax positions related to current year	2,293	3,378
Additions for tax positions related to prior years	258	24,722
Reductions related to lapse of applicable statute	(133)	(268)
Reductions related to settlements with taxing authorities	(430)	—
Ending balance	$70,202	$68,214
As of December 31, 2020, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $70,202, of which $66,607 would impact the Company’s effective tax rate if recognized. This balance represents an increase of $1,988 from the December 31, 2019 balance of $68,214.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2020 and 2019, the Company had approximately $17,864 and $14,428, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefit.

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
13.    Long-term debt
Long-term debt was comprised of the following:

	December 31,			As of December 31, 2020
	2020	2019	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A	$1,684,375	$1,739,063	8/12/2024	LIBOR + 1.50%	$1,675,953
Term Loan B-1	2,715,694	—	8/12/2026	LIBOR + 1.75%	2,702,115
Term Loan B	—	2,743,125	8/12/2026
Revolving line of credit(2)	75,000	—	8/12/2024	ABR + 0.50%	$75,000
Senior Notes:
4.625% Senior Notes	1,750,000	—	6/1/2030	4.625%	$1,859,375
3.75% Senior Notes	1,500,000	—	2/15/2031	3.75%	$1,522,500
5.125% Senior Notes	—	1,750,000	7/15/2024
5.0% Senior Notes	—	1,500,000	5/1/2025
Acquisition obligations and other notes payable(3)	164,160	180,352	2021-2036	4.88%	$164,160
Financing lease obligations(4)	274,292	268,534	2021-2038	5.1%
Total debt principal outstanding	8,163,521	8,181,074
Discount and deferred financing costs(5)	(77,717)	(72,840)
	8,085,804	8,108,234
Less current portion	(168,541)	(130,708)
	$7,917,263	$7,977,526

(1)For the Company's senior secured credit facilities and senior notes, fair value estimates are based upon bid and ask quotes, typically a level 2 input. For acquisition obligations and other notes payable, the carrying values presented here approximate their estimated fair values, based on estimates of their present values using level 2 interest rate inputs.
(2)The Company's interest rate for its revolving line of credit as of December 31, 2020 was based on an Alternate Base Rate (ABR or Prime Rate) plus 0.50%, or 3.75%. Effective January 6, 2021 this was converted to a LIBOR-based rate of LIBOR plus 1.50%.
(3)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and LIBOR interest rate components in effect as of December 31, 2020.
(4)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding. The term of one ground lease runs to 2070, in addition to the other lease maturity dates presented in the table above.
(5)As of December 31, 2020, the carrying amount of the Company's senior secured credit facilities includes a discount of $5,461 and deferred financing costs of $35,825 and the carrying amount of the Company's senior notes includes deferred financing costs of $36,431. As of December 31, 2019, the carrying amount of the Company's senior secured credit facilities included a discount of $6,457 and deferred financing costs of $45,444, and the carrying amount of the Company's senior notes included deferred financing costs of $20,939.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at December 31, 2020 were as follows:

2021	$168,541
2022	$169,782
2023	$227,062
2024	$1,496,892
2025	$69,440
Thereafter	$6,031,804
On February 13, 2020, the Company entered into an amendment (the Repricing Amendment) to refinance and reprice its senior secured Term Loan B with a senior secured Term Loan B-1 that bears interest at a rate equal to LIBOR plus an applicable margin of 1.75% and matures on August 12, 2026. The Repricing Amendment did not change the interest rate on the Term Loan A or the revolving line of credit. No additional debt was incurred, nor any additional proceeds received, by the Company in connection with the Repricing Amendment. The majority of the Company's Term Loan B debt was considered modified in this transaction. As a result, the Company recognized debt refinancing charges of $2,948 in the year ended December 31, 2020 comprised partially of fees incurred on this transaction and partially of deferred financing costs written off for the portion of debt considered extinguished and reborrowed. For the portion of the Term Loan B debt that was considered extinguished and reborrowed in this refinancing, the Company recognized $68,842 in constructive financing cash outflows and financing cash inflows on the statement of cash flows, even though no funds were actually paid or received. Another $55,895 of the debt considered extinguished in this refinancing represented a non-cash financing activity.
During the year ended December 31, 2020, the Company made regularly scheduled mandatory principal payments under its senior secured credit facilities totaling $54,688 on Term Loan A and $27,431 on Term Loan B-1.
On June 9, 2020, the Company issued $1,750,000 aggregate principal amount of 4.625% senior notes due 2030 (the 4.625% Senior Notes) in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 4.625% Senior Notes pay interest on June 1 and December 1 of each year beginning December 1, 2020. The 4.625% Senior Notes are unsecured senior obligations and rank equally in right of payment with the Company's existing and future unsecured senior indebtedness. The 4.625% Senior Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee its senior secured credit facilities. The Company may redeem up to 40% of the aggregate principal amount of the 4.625% Senior Notes at any time prior to June 1, 2023 at 104.625% of the aggregate principal amount from the proceeds of one or more equity offerings, plus accrued and unpaid interest. In addition, the Company may redeem the 4.625% Senior Notes at any time prior to June 1, 2025 at a make-whole redemption price plus accrued and unpaid interest or, on and after such date, at certain redemption prices specified in the indenture governing these notes plus accrued and unpaid interest. The 4.625% Senior Notes contain restrictive covenants that limit the ability of the Company and its guarantors to, among other things, create certain liens, enter into certain sale/leaseback transactions, or merge, consolidate or sell all or substantially all of their assets. The 4.625% Senior Notes and related subsidiary guarantees do not have any registration or similar rights and are not expected to be registered for exchange on public markets. During the year ended December 31, 2020, the Company incurred $20,386 in fees, discounts and other professional expenses associated with this transaction that were capitalized and will amortize over the term of the 4.625% Senior Notes.
On July 15, 2020, the Company used the net proceeds from these 4.625% Senior Notes, together with cash on hand, to redeem in full all $1,750,000 aggregate principal amount outstanding of its 5.125% Senior Notes plus accrued interest and redemption premium. The Company incurred debt redemption premium charges of $29,890 and deferred financing cost write-offs of $9,764 in connection with this redemption.
On August 11, 2020, the Company issued $1,500,000 aggregate principal amount of 3.75% senior notes due 2031 (the 3.75% Senior Notes) in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 3.75% Senior Notes pay interest on February 15 and August 15 of each year beginning February 15, 2021. The 3.75% Senior Notes are unsecured senior obligations and rank equally in right of payment with the Company's existing and future unsecured senior indebtedness. The 3.75% Senior Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee its senior secured credit facilities. The Company may redeem up to 40% of the aggregate principal amount of the 3.75% Senior Notes at any time prior to August 15, 2023 at 103.75% of the aggregate principal amount from the proceeds of one or more equity offerings, plus accrued and unpaid interest. In addition, the Company may redeem the 3.75% Senior Notes at any time prior to February 15, 2026 at a make-whole redemption price plus accrued and unpaid interest or, on and after such date, at certain redemption prices specified in the indenture governing these notes plus accrued and unpaid interest. The 3.75% Senior Notes contain restrictive covenants that limit the ability of the Company and its guarantors to, among other things, create

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

certain liens, enter into certain sale/leaseback transactions, or merge, consolidate or sell all or substantially all of their assets. The 3.75% Senior Notes and related subsidiary guarantees do not have any registration or similar rights and are not expected to be registered for exchange on public markets. During the year ended December 31, 2020, the Company incurred $17,936 in fees, discounts and other professional expenses associated with this transaction that were capitalized and will amortize over the term of the 3.75% Senior Notes.
On August 21, 2020, the Company used the net proceeds from these 3.75% Senior Notes, together with cash on hand, to redeem in full all $1,500,000 aggregate principal amount outstanding of its 5.0% Senior Notes plus accrued interest and redemption premium. The Company incurred debt redemption premium charges of $37,500 and deferred financing cost write-offs of $8,866 in connection with this redemption.
The Company's 2015 interest rate cap agreements expired on June 30, 2020, at which time the Company's 2019 cap agreements became effective. As of December 31, 2020, the Company maintains several interest rate cap agreements that have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on specific portions of the Company's floating rate debt, including all of the Term Loan B-1 and a portion of the Term Loan A. The remaining $900,069 outstanding principal balance of the Term Loan A and the $75,000 outstanding balance of the revolving line of credit are subject to LIBOR-based interest rate volatility. The cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on the interest method over the terms of the cap agreements. These cap agreements do not contain credit-risk contingent features.
The following table summarizes the Company’s interest rate cap agreements outstanding as of December 31, 2020 and December 31, 2019, which are classified in "Other long-term assets" on its consolidated balance sheet:

					Year ended		December 31,
					December 31, 2020		2020	2019
	Notional amount	LIBOR maximum rate	Effective date	Expiration date	Debt expense	Recorded OCI loss	Fair value
2019 cap agreements	$3,500,000	2.00%	6/30/2020	6/30/2024	$2,755	$(21,781)	$2,671	$24,452
2015 cap agreements	$3,500,000	3.50%	6/29/2018	6/30/2020	$4,326	$—	$—	$—
The following table summarizes the effects of the Company’s interest rate cap agreements for the years ended December 31, 2020, 2019 and 2018:

	Amount of unrealized (losses) gains in OCI on interest rate cap agreements			Location of losses	Reclassification from accumulated other comprehensive income into net income
	Year ended December 31,				Year ended December 31,
Derivatives designated as cash flow hedges	2020	2019	2018		2020	2019	2018
Interest rate cap agreements	$(21,781)	$1,566	$(181)	Debt expense	$7,081	$8,591	$8,466
Related income tax	5,435	(415)	48	Related income tax	(1,768)	(2,214)	(2,180)
Total	$(16,346)	$1,151	$(133)		$5,313	$6,377	$6,286
See Note 20 for further details on amounts recorded and reclassified from accumulated other comprehensive (loss) income.
The Company’s weighted average effective interest rate on its senior secured credit facilities at the end of 2020 was 2.03%, based upon the current margins in effect for the Term Loan A, Term Loan B-1 and revolving line of credit as of December 31, 2020.
The Company’s weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, was 3.59% for the year ended December 31, 2020 and 3.06% as of December 31, 2020.
As of December 31, 2020, the Company’s interest rates were fixed on approximately 44.4% of its total debt.
As of December 31, 2020, the Company had $925,000 available and $75,000 drawn on its $1,000,000 revolving line of credit under its senior secured credit facilities. Credit available under this revolver is reduced by the amount of any letters of credit outstanding under this facility, but there were no such letters of credit outstanding as of December 31, 2020. The

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Company also had approximately $64,636 of outstanding letters of credit under a separate bilateral secured letter of credit facility as of December 31, 2020.
Debt expense
Debt expense consisted of interest expense of $282,932, $419,639 and $461,897 and the amortization and accretion of debt discounts and premiums, amortization of deferred financing costs and the amortization of interest rate cap agreements of $21,179, $24,185 and $25,538 for 2020, 2019 and 2018, respectively. These interest expense amounts are net of capitalized interest.
14.    Leases
The Company leases substantially all of its U.S. dialysis facilities. The majority of the Company’s facilities are leased under non-cancellable operating leases which range in terms from five years to 20 years and which contain renewal options of five years to ten years at the fair rental value at the time of renewal. Certain of the Company's leases are subject to periodic consumer price increases or contain fixed escalation clauses. See Note 1 for further information on how the Company accounts for leases.
As of December 31, 2020 and December 31, 2019, assets recorded under finance leases were $275,389 and $247,246, respectively, and accumulated amortization associated with finance leases was $49,345 and $27,193, respectively, included in property and equipment, net, on the Company's consolidated balance sheet.
In certain markets, the Company acquires and develops dialysis centers. Upon completion, the Company sells the center to a third party and leases the space back with the intent of operating the center on a long term basis. Both the sale and leaseback terms are generally market terms. The lease terms are consistent with the Company's other operating leases with the majority of the leases under non-cancellable operating leases ranging in terms from five years to 20 years and which contain renewal options of five years to ten years at the fair rental value at the time of renewal.
The Company adopted Topic 842, Leases beginning on January 1, 2019 through a modified retrospective approach for leases existing at the adoption date with a cumulative effect adjustment. Consequently, financial information was not updated for dates and periods before January 1, 2019.
The components of lease expense were as follows:

	Year ended December 31,
Lease cost	2020	2019
Operating lease cost(1):
Fixed lease expense	$541,090	$526,352
Variable lease expense	122,729	119,740
Financing lease cost:
Amortization of leased assets	24,720	23,724
Interest on lease liabilities	14,421	14,932
Net lease cost	$702,960	$684,748

(1) Includes short-term lease expense and sublease income, which are immaterial.
Other information related to leases was as follows:

	Year ended December 31,
Lease term and discount rate	2020	2019
Weighted average remaining lease term (years):
Operating leases	8.7	9.0
Finance leases	10.5	10.2
Weighted average discount rate:
Operating leases	3.8%	4.1%
Finance leases	5.1%	5.4%

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

	Year ended December 31,
Other information	2020	2019
Gains on sale leasebacks, net	$34,301	$20,833
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$661,318	$637,655
Operating cash flows for finance leases	$20,981	$22,257
Financing cash flows for finance leases	$24,780	$25,692
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	$401,559	$432,074
Future minimum lease payments under non-cancellable leases as of December 31, 2020 are as follows:

	Operating leases	Finance leases
2021	$480,439	$35,039
2022	504,789	35,124
2023	464,023	35,645
2024	412,419	35,669
2025	361,447	35,539
Thereafter	1,437,965	174,907
Total future minimum lease payments	3,661,082	351,923
Less portion representing interest	(552,915)	(77,631)
Present value of lease liabilities	$3,108,167	$274,292
Rent expense under all operating leases for 2020, 2019, and 2018 was $663,819, $646,092 and $596,117, respectively. Rent expense is recorded on a straight-line basis over the term of the lease, including leases that contain fixed escalation clauses or include abatement provisions. Leasehold improvement incentives are deferred and amortized to rent expense over the term of the lease. Finance lease obligations are included in long-term debt. See Note 13 for further details on long-term debt.
15.    Employee benefit plans
The Company has a 401(k) retirement savings plan for substantially all of its U.S. employees which has been established pursuant to applicable provisions of the Internal Revenue Code (IRC). The plan allows for employees to contribute a percentage of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. The Company maintains a 401(k) matching program under which the Company matches 50% of the employee's contribution up to 6% of the employee's salary, subject to certain limitations. The matching contributions are subject to certain eligibility and vesting conditions. For the years ended December 31, 2020, 2019 and 2018, the Company accrued matching contributions totaling approximately $70,180, $64,988 and $67,807, respectively. Prior to 2018, the Company did not provide matching contributions for its 401(k) savings plan.
The Company also maintains a voluntary compensation deferral plan, the Deferred Compensation Plan, as well as other legacy deferral plans. The Deferred Compensation Plan is non-qualified and permits certain employees whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and up to 50% of their base salary into a deferral account maintained by the Company. Total contributions to this plan in 2020, 2019 and 2018 were $3,637, $1,751 and $3,090, respectively. Deferred amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective. During 2020, 2019 and 2018 the Company distributed $3,139, $2,730 and $4,652, respectively, to participants from its deferred compensation plans. Participants are credited with their proportional amount of annual earnings from the plans. The assets of these plans are held in rabbi trusts subject to the claims of the Company’s general creditors in the event of its bankruptcy. As of December 31, 2020 and 2019, the total fair value of assets held in these plans' trusts was $43,844 and $39,527, respectively. The assets of these plans are recorded at fair value with changes in fair value recorded in "Other income, net". Any fair value changes to the corresponding liability balance are recorded as compensation expense. See Note 5 for further details.

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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations (which frequently arise from qui tam suits) and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of December 31, 2020 and December 31, 2019, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Certain Governmental Inquiries and Related Proceedings
2016 U.S. Attorney Texas Investigation: In February 2016, DaVita Rx, LLC (DaVita Rx), a wholly-owned subsidiary of the Company, received a Civil Investigative Demand (CID) from the U.S. Attorney’s Office, Northern District of Texas. The government is conducting a federal False Claims Act (FCA) investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as an investigation into the Company’s relationships with pharmaceutical manufacturers. The government's investigation covers the period from January 1, 2006 through December 31, 2018. In December 2017, the Company finalized and executed a settlement agreement that resolved certain of the issues in the government's investigation and that included total monetary consideration of $63,700, as previously disclosed, of which $41,500 was an incremental cash payment and $22,200 was for amounts previously refunded, and all of which was previously accrued. The government’s investigation is ongoing with respect to issues related to DaVita Rx's historic relationships with certain pharmaceutical manufacturers, and in July 2018 the OIG served the Company with a subpoena seeking additional documents and information relating to those relationships. The Company is continuing to cooperate with the government in this investigation.
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
* * *
Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved (other than as may be described above), it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators and to develop over the course of time. In addition to the inquiries and proceedings specifically identified above, the Company frequently is subject to other inquiries by state or federal government agencies, many of which relate to qui tam complaints filed by relators. Negative findings or terms and conditions that the Company might agree to accept as part of a negotiated resolution of pending or future government inquiries or relator proceedings could result in, among other things, substantial financial penalties or awards against the Company, substantial payments made by the Company, harm to the Company’s reputation, required changes to the Company’s business practices, exclusion from future participation in the Medicare, Medicaid and other federal health care programs and, if criminal proceedings were initiated against the Company, members of its board of directors or management, possible criminal penalties, any of which could have a material adverse effect on the Company.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Shareholder and Derivative Claims
Peace Officers’ Annuity and Benefit Fund of Georgia Securities Class Action Civil Suit: On February 1, 2017, the Peace Officers’ Annuity and Benefit Fund of Georgia filed a putative federal securities class action complaint in the U.S. District Court for the District of Colorado against the Company and certain executives. The complaint covers the time period of August 2015 to October 2016 and alleges, generally, that the Company and its executives violated federal securities laws concerning the Company’s financial results and revenue derived from patients who received charitable premium assistance from an industry-funded non-profit organization. The complaint further alleges that the process by which patients obtained commercial insurance and received charitable premium assistance was improper and "created a false impression of DaVita’s business and operational status and future growth prospects." In November 2017, the court appointed the lead plaintiff and an amended complaint was filed on January 12, 2018. On March 27, 2018, the Company and various individual defendants filed a motion to dismiss. On March 28, 2019, the court denied the motion to dismiss. The Company answered the complaint on May 28, 2019. On January 31, 2020, the plaintiffs filed a motion for class certification and the Company filed its opposition on June 29, 2020.
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
While the defendants continue to dispute the allegations, in July 2020, an agreement in principle was reached to resolve this matter without admitting to any liability. The Company’s Board of Directors (Board) approved the settlement on October 20, 2020. The court granted a motion for final approval of the settlement on January 27, 2021 and approved the settlement on January 29, 2021. As part of the settlement, the Company agreed to certain corporate governance policies, but will not make any financial contribution towards the settlement.
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
Specifically, these obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ equity interests, generally at the appraised fair market value of the equity interests or in certain cases at a predetermined multiple of earnings or cash flows attributable to the equity interests put to the Company, intended to approximate fair value. The methodology the Company uses to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of noncontrolling interests subject to put provisions are a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from the Company’s current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ equity interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value is immaterial.
The Company also has certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated dialysis businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $8,663.
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
The Company has agreements with various suppliers to purchase established amounts of dialysis equipment, parts, and supplies. As of December 31, 2020, the remaining minimum purchase commitments under these arrangements were approximately $542,061, $540,715, $179,869, and $92,075 for the years 2021, 2022, 2023, and 2024, respectively. If the Company fails to meet the minimum purchase commitments under these contracts during any year, it is required to pay the difference to the supplier.
Other than the letters of credit disclosed in Note 13 to these consolidated financial statements, and the arrangements as described above, the Company has no off balance sheet financing arrangements as of December 31, 2020.
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
Stock-based compensation to be settled in shares is recorded to the Company’s shareholders’ contributed capital, while stock-based compensation to be settled in cash is recorded as a liability. Shares issued upon exercise or, when applicable, vesting of stock awards, are issued from authorized but unissued shares.
Long-term incentive compensation plans
On June 11, 2020, the Company’s stockholders approved the DaVita Inc. 2020 Incentive Award Plan (the 2020 Plan). Prior to June 11, 2020 stock-based awards were granted under the DaVita Healthcare Partners Inc. 2011 Incentive Award Plan (the 2011 Plan). The 2011 Plan was terminated with respect to any new awards upon stockholder approval of the 2020 Plan. At the time the 2020 Plan was approved there were 8,730 shares of common stock available for issuance under the 2020 Plan, consisting of 5,000 newly authorized shares and 3,730 shares that were available for issuance under the 2011 Plan as of the effective date of the 2020 Plan and which became available for grant under the 2020 Plan, pursuant to the terms of the 2020 Plan.
The 2020 Plan is the Company’s current omnibus equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The 2020 Plan provides for the grant of stock appreciation rights, nonqualified stock options, incentive stock options, restricted stock units, restricted stock, performance stock awards, dividend equivalents, stock payments, deferred stock unit awards, deferred stock awards and performance cash awards. The 2020 Plan mandates a maximum award term of 10 years for stock appreciation rights and stock options and stipulates that awards of these types be granted with a base or exercise price per share of not less than the fair market value of the Company's common stock on the date of grant. Shares available under the 2020 Plan are also stated on a full value share basis rather than on an option-equivalent basis. The 2020 Plan therefore provides that shares available for issuance under the plan are reduced by one share available for every four shares underlying stock appreciation rights and stock options, and are reduced by one share available for every one share underlying stock-based awards other than stock appreciation rights and stock options. At December 31, 2020, there were 8,074 shares available for future grants under the 2020 Plan. The Company’s stock units awarded under the 2020 Plan generally vest over 36 months to 48 months from the date of grant. As of December 31, 2020, no stock appreciation rights have been awarded under the 2020 Plan.
The 2011 Plan was the Company’s prior omnibus equity compensation plan and authorized the Company to award stock options, stock appreciation rights, restricted stock units, restricted stock, and other stock-based or performance-based awards. The 2011 Plan mandated a maximum award term of five years and stipulated that stock appreciation rights and stock options be granted with prices not less than fair market value on the date of grant. The 2011 Plan also required that full value share awards such as restricted stock units reduce shares available under the 2011 Plan at a ratio of 3.5:1. The Company’s stock appreciation rights and stock units awarded under the 2011 Plan generally vest over 36 months to 48 months from the date of grant.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

A combined summary of the status of the Company’s stock-settled awards under both the 2020 Plan and 2011 Plan, including base shares for stock-settled stock appreciation rights (SSARs) and stock-settled stock unit awards is as follows:

	Year ended December 31, 2020
	Stock appreciation rights			Stock units
	Awards	Weighted average exercise price	Weighted average remaining contractual life	Awards	Weighted average remaining contractual life
Outstanding at beginning of year	6,953	$64.10		3,160
Granted	2,765	$68.58		1,027
Added by performance factor				19
Exercised/Vested	(894)	$72.13		(351)
Expired	(494)	$83.61		—
Canceled	(246)	$61.36		(318)
Outstanding at end of period	8,084	$63.64	3.0	3,537	1.8
Exercisable at end of period	987	$69.56	1.0	—	—
Weighted-average fair value of grants:
2020	$26.70			$77.83
2019	$14.04			$50.58
2018	$16.24			$66.23

	Awards Outstanding	Weighted average exercise price	Awards exercisable	Weighted average exercise price
Range of SSARs base prices
$50.01–$60.00	2,263	$52.53	2	$57.88
$60.01–$70.00	5,165	$66.99	610	$65.95
$70.01–$80.00	656	$75.60	375	$75.50
Total	8,084	$63.64	987	$69.56
For the years ended December 31, 2020, 2019, and 2018, the aggregate intrinsic value of stock-based awards exercised was $49,258, $11,475 and $31,045, respectively. At December 31, 2020, the aggregate intrinsic value of stock-based awards outstanding was $853,803 and the aggregate intrinsic value of stock awards exercisable was $47,208.
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
Expected term of the awards: The expected term of awards granted represents the period of time that they are expected to remain outstanding from the date of grant. The Company determines the expected term of its stock awards based on its historical experience with similar awards, considering the Company’s historical exercise and post-vesting termination patterns.
Expected volatility: Expected volatility represents the volatility anticipated over the expected term of the award. The Company determines the expected volatility for its awards based on the volatility of the price of its common stock over the most recent retrospective period commensurate with the expected term of the award, considering the volatilities expected by peer companies in near industries.
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
A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of SSAR awards granted in the periods indicated is as follows:

	Year ended December 31,
	2020	2019	2018
Expected term	4.8	4.0	4.2
Expected volatility	28.2%	29.5%	23.8%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.5%	2.2%	2.9%
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
The base price of the Premium-Priced Award was $67.80 per share, which was a 20% premium to the clearing price of the Company's modified Dutch auction tender offer for its shares in 2019 (2019 Tender Offer). The award vests 50% on each of November 4, 2022 and November 4, 2023 and expires on November 4, 2024. The award includes a requirement that the CEO hold any shares acquired upon exercise of this award, net of shares used to cover related taxes, until November 4, 2024 (that is, for the full term of the award), subject to lapse of the holding period upon a change in control of the Company or due to the CEO's death or termination due to disability.
Employee stock purchase plan
The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of its fair market value on the first day of the purchase right period or 85% of its fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Contributions used to purchase the Company’s common stock under this plan for the 2020, 2019 and 2018 purchase periods were $17,148, $16,569 and $17,398, respectively. Shares purchased pursuant to the plan’s 2020, 2019 and 2018 purchase periods were 222, 315 and 398, respectively. At December 31, 2020, there were 6,189 shares remaining available for future grants under this plan.
The fair value of participants’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2020, 2019 and 2018, respectively: expected volatility of 40.4%, 28.8% and 24.2%; risk-free interest rates of 1.0%, 2.6% and 1.9%, and no dividends. Using these assumptions, the weighted average estimated per share fair value of each purchase right was $22.06, $13.80 and $17.45 for 2020, 2019 and 2018, respectively.
Long-term incentive compensation expense and proceeds
For the years ended December 31, 2020, 2019 and 2018, the Company recognized $99,643, $118,513 and $85,759, respectively, in total LTIP expense, of which $91,458, $63,705 and $73,582, respectively, was stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock purchase plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation in 2020, 2019 and 2018 were $11,775, $9,186 and $13,591, respectively. As of December 31, 2020, there was $189,713 of total estimated but unrecognized stock-based compensation expense under the Company’s equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.4 years. The Company no longer has outstanding long-term performance-based cash awards in its principal U.S. dialysis business as the performance and accrual period for these awards ended December 31, 2019 with a final payout of $66,302 in 2020.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

During the year ended December 31, 2018, the Company adopted a retirement policy (Rule of 65 policy). The Rule of 65 policy generally provides that Section 16 officers that are a minimum age of 55 with five years of continuous service with the Company receive certain benefits with respect to their outstanding equity awards upon a qualifying retirement if the sum of their age plus years of service is greater than or equal to 65. These benefits generally include accelerated vesting of restricted stock unit awards, continued vesting of stock-settled stock appreciation rights and performance stock unit awards and an exercise window for stock-settled stock appreciation rights from the original vest date through the original expiration date regardless of continued employment, with pro rata vesting for a Rule of 65 retirement within one year of the award grant date. The adoption of the Rule of 65 policy resulted in a $14,704 modification charge and a net acceleration of expense of $9,727 during the year ended December 31, 2018 that is included in the expense amounts reported above.
For the years ended December 31, 2020, 2019 and 2018, the Company received $8,957, $2,251 and $7,988, respectively, in actual tax benefits upon the exercise or vesting of stock awards. Since the Company issues stock-settled stock appreciation rights rather than stock options, there were no cash proceeds from stock option exercises.
19.    Shareholders’ equity
Stock repurchases
The following table summarizes the Company's repurchases of its common stock during the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Open market repurchases
Shares	8,495	19,218	16,844
Amounts paid	$741,850	$1,168,321	$1,153,511
Average paid per share	$87.32	$60.79	$68.48

Tender offers (1)
Shares	7,982	21,802
Amounts paid	$704,917	$1,234,154
Average paid per share	$88.32	$56.61

Total
Shares	16,477	41,020	16,844
Amounts paid	$1,446,767	$2,402,475	$1,153,511
Average paid per share	$87.80	$58.57	$68.48

(1)The aggregate amounts paid for shares repurchased pursuant to the Company's 2020 and 2019 tender offers for its shares during the years ended December 31, 2020 and 2019, include their clearing prices of $88.00 and $56.50 per share, respectively, plus related fees and expenses of $2,529 and $2,343, respectively.
Subsequent to December 31, 2020 through February 10, 2021, the Company has repurchased 1,063 shares of its common stock for $123,282 at an average cost of $115.98 per share.
Effective as of the close of business on November 4, 2019, the Board terminated all remaining prior share repurchase authorizations available to the Company and approved a new share repurchase authorization of $2,000,000.
Effective on December 10, 2020, the Board terminated all remaining prior share repurchase authorizations available to the Company under the aforementioned November 4, 2019 authorization and approved a new share repurchase authorization of $2,000,000. The Company is authorized to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of February 10, 2021, the Company has a total of $1,806,674 available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

remains subject to share repurchase limitations, including under the terms of the current senior secured credit facilities and the indentures governing the Company's senior notes.
The Company retired all shares held in its treasury effective as of December 31, 2020 and December 31, 2019.
Charter documents & Delaware law
The Company’s charter documents include provisions that may deter hostile takeovers, delay or prevent changes of control or changes in management, or limit the ability of stockholders to approve transactions that they may otherwise determine to be in their best interests. These include provisions prohibiting stockholders from acting by written consent, requiring 90 days advance notice for director nominations and stockholder proposals and granting the Company's Board of Directors the authority to issue up to 5,000 shares of preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval.
The Company is also subject to Section 203 of the Delaware General Corporation Law which, subject to exceptions, prohibits the Company from engaging in any business combinations with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder. The provisions described above may discourage, delay or prevent an acquisition of the Company at a price that stockholders may find attractive.
Changes in DaVita Inc.’s ownership interests in consolidated subsidiaries
The effects of changes in DaVita Inc.’s ownership interests in consolidated subsidiaries on the Company’s consolidated equity were as follows:

	Year ended December 31,
	2020	2019	2018
Net income attributable to DaVita Inc.	$773,642	$810,981	$159,394
Changes in paid-in capital for:
Purchases of noncontrolling interests	4,364	(37,145)	(17,897)
Sales of noncontrolling interest	—	—	79
Net transfers in noncontrolling interests	4,364	(37,145)	(17,818)
Net income attributable to DaVita Inc. net of transfers in noncontrolling interests	$778,006	$773,836	$141,576
The Company acquired additional ownership interests in several existing majority-owned partnerships for $7,831, $68,019, and $28,082 in 2020, 2019, and 2018, respectively.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

20.    Accumulated other comprehensive (loss) income
Charges and credits to other comprehensive (loss) income have been as follows:

	Interest rate cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Balance at December 31, 2017	$(12,408)	$5,662	$19,981	$13,235
Cumulative effect of change in accounting principle(1)	(2,706)	(5,662)	—	(8,368)
Unrealized losses	(181)	—	(45,944)	(46,125)
Related income tax	48	—	—	48
	(133)	—	(45,944)	(46,077)
Reclassification of income (loss) into net income	8,466	—	—	8,466
Related income tax	(2,180)	—	—	(2,180)
	6,286	—	—	6,286
Balance at December 31, 2018	$(8,961)	$—	$(25,963)	$(34,924)
Unrealized gains (losses)	1,566	—	(20,102)	(18,536)
Related income tax	(415)	—	—	(415)
	1,151	—	(20,102)	(18,951)
Reclassification of income into net income	8,591	—	—	8,591
Related income tax	(2,214)	—	—	(2,214)
	6,377	—	—	6,377
Balance at December 31, 2019	$(1,433)	$—	$(46,065)	$(47,498)
Unrealized losses	(21,781)	—	(7,080)	(28,861)
Related income tax	5,435	—	(543)	4,892
	(16,346)	—	(7,623)	(23,969)
Reclassification of income into net income	7,081	—	—	7,081
Related income tax	(1,768)	—	—	(1,768)
	5,313	—	—	5,313
Balance at December 31, 2020	$(12,466)	$—	$(53,688)	$(66,154)

(1)Reflects the cumulative effect of a change in accounting principle for ASUs 2016-01 and 2018-03 on classification and measurement of financial instruments and ASU 2018-02 on remeasurement and reclassification of deferred tax effects in accumulated other comprehensive income associated with the 2017 Tax Act.
The reclassification of net cap realized losses into income are recorded as debt expense in the corresponding consolidated statements of income. See Note 13 for further details.
21.    Acquisitions and divestitures
Routine acquisitions
During 2020, the Company acquired eight dialysis centers in the U.S. and 66 dialysis centers outside the U.S. for a total of $182,013 in net cash, earn-outs of $14,042 and deferred purchase price and liabilities assumed of $20,415. The Company also recognized a non-cash gain of $1,821. During 2019, the Company acquired seven dialysis centers in the U.S. and 16 dialysis centers outside the U.S. for a total of $98,836 in net cash, earn-outs of $23,536, and deferred purchase price and liabilities assumed of $4,326. During 2018, the Company acquired 18 dialysis centers in the U.S. and 28 dialysis centers outside the U.S. for a total of $176,161 in net cash, earn-outs of $1,246 and deferred purchase price of $34,394. In one of these 2018 transactions the Company acquired a controlling interest in a previously nonconsolidated U.S. dialysis partnership for which the Company recognized a non-cash gain of $28,152 on its prior interest upon consolidation. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s financial statements, as are their operating results, from the designated effective dates of the acquisitions.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The initial purchase price allocations for these transactions have been recorded at estimated fair values based on information available to management and will be finalized when certain information arranged to be obtained has been received. For several of the 2020 acquisitions, certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of intangibles, leases and certain other working capital items relating to several of these acquisitions are pending final quantification.
The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of noncontrolling interests assumed in these transactions:

	Year ended December 31,
	2020	2019	2018
Current assets	$23,607	$6,713	$23,686
Property and equipment	37,457	4,842	11,421
Customer relationships	34,625	—	—
Noncompetition agreements and other long-term assets	10,168	1,980	3,079
Indefinite-lived licenses	22,136	31,858	23,656
Goodwill	130,057	90,226	278,348
Deferred income taxes	(3,962)	—	—
Liabilities assumed	(34,068)	(7,159)	(19,946)
Noncontrolling interests assumed	(1,729)	(1,762)	(80,291)
	$218,291	$126,698	$239,953
The following summarizes weighted-average estimated useful lives of amortizable intangible assets acquired during 2020, 2019 and 2018, as well as goodwill deductible for tax purposes associated with these acquisitions:

	Year ended December 31,
	2020	2019	2018
Weighted-average estimated useful lives:
Customer relationships	18
Noncompetition agreements	5	6	6

Goodwill deductible for tax purposes	$94,318	$88,517	$165,013
Pro forma financial information (unaudited)
The following summary, prepared on a pro forma basis, combines the results of operations as if all acquisitions within continuing operations in 2020 and 2019 had been consummated as of the beginning of 2019, including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2020	2019
	(unaudited)
Pro forma total revenues	$11,636,416	$11,570,086
Pro forma net income from continuing operations attributable to DaVita Inc.	$789,473	$718,928
Pro forma basic net income per share from continuing operations attributable to DaVita Inc.	$6.59	$4.69
Pro forma diluted net income per share from continuing operations attributable to DaVita Inc.	$6.44	$4.67

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Sale of RMS Lifeline
The Company divested its vascular access business, RMS Lifeline, Inc., effective May 1, 2020 and recognized a loss on sale of approximately $16,252.
Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired companies a total of up to approximately $42,378 if certain performance targets or quality margins are met over the next one year to five years.
Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the remeasurement recognized in earnings. See Note 24 for further details. As of December 31, 2020, the Company estimated the fair value of these contingent earn-out obligations to be $30,248, of which a total of $13,025 is included in other current liabilities, and the remaining $17,223 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in contingent earn-out liabilities for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Beginning balance	$24,586	$2,608
Acquisitions	14,042	23,536
Foreign currency translation	(3,688)	(905)
Fair value remeasurements	(2,630)	121
Payments or other settlements	(2,062)	(774)
Ending balance	$30,248	$24,586

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
The Company recorded a preliminary estimated pre-tax net loss of approximately $23,022 on the sale of its DMG business in 2019. This preliminary net loss was based on initial estimates of the Company's expected aggregate proceeds from the sale, net of transaction costs and obligations, as well as the estimated values of DMG net assets sold as of the closing date. Those estimated net proceeds included $4,465,476 in cash received from Optum at closing, or $3,824,509 net of cash and restricted cash included in the DMG net assets sold.
At close of the DMG sale, the Company's ultimate net sale proceeds remained subject to resolution of certain post-closing purchase price adjustments described in the equity purchase agreement. In the fourth quarter of 2020, the Company and Optum reached agreement on the final purchase price for the DMG sale, which resulted in an additional payment by the Company to Optum of $47,000 and an additional loss on sale of $17,976. In the first quarter of 2020, the Company recognized $9,980 in additional tax benefits under the Coronavirus Aid, Relief and Economic Security Act related to its period of DMG ownership, which were also recognized as an adjustment to the Company's loss on sale of the DMG business.
Under the equity purchase agreement, the Company also has certain continuing indemnification obligations that could require payments to the buyer relating to the Company's previous ownership and operation of the DMG business. Potential payments under these provisions, if any, remain subject to continuing uncertainties and the amounts of such payments could be significant to the Company.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The following table presents the financial results of discontinued operations related to DMG:

	Year ended December 31,
	2020	2019	2018
Net revenues	$—	$2,713,059	$4,963,792
Expenses	—	2,543,865	4,962,686
Goodwill and other asset impairment charges	—	—	41,537
Valuation adjustment on disposal group	—	—	316,840
Income (loss) from discontinued operations before taxes	—	169,194	(357,271)
Loss on sale of discontinued operations before taxes	(7,996)	(23,022)	—
Income tax expense	1,657	40,689	99,768
Net (loss) income from discontinued operations, net of tax	$(9,653)	$105,483	$(457,038)
The following table presents cash flows of discontinued operations related to DMG:

	Year ended December 31,
	2020	2019	2018
Net cash provided by operating activities from discontinued operations	$—	$99,634	$290,684
Net cash used in investing activities from discontinued operations	$—	$(43,442)	$(57,382)
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
The substantial majority of VIEs the Company is associated with are U.S. dialysis partnerships which the Company manages and in which it maintains a controlling majority ownership interest. These U.S. dialysis partnerships are considered VIEs either because they are (i) encumbered by debt guaranteed proportionately by the partners that is considered necessary to finance the partnership's activities, or (ii) in the form of limited partnerships for which the limited partners are not considered to have substantive kick-out or participating rights. The Company consolidates virtually all such U.S. dialysis partnerships.
The Company also relies on the operating activities of certain legal entities in which it does not maintain a controlling ownership interest but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are typically subject to nominee ownership and transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. The Company’s management, restriction and other agreements concerning such nominee-owned entities typically include both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for these entities to the Company. The Company consolidates all of the nominee-owned entities with which it is most closely associated.
At December 31, 2020, these consolidated financial statements include total assets of VIEs above of $310,190 and total liabilities and noncontrolling interests of these VIEs to third parties of $216,632.

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
24.    Fair values of financial instruments
The Company measures the fair value of certain assets, liabilities, and noncontrolling interests subject to put provisions (redeemable equity interests classified as temporary equity) based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, liabilities, temporary equity and commitments. The Company has also classified assets, liabilities and temporary equity that are measured at fair value on a recurring basis into the appropriate fair value hierarchy levels as defined by the FASB.
The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of December 31, 2020 and 2019:

December 31, 2020	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$44,077	$44,077	$—	$—
Interest rate cap agreements	$2,671	$—	$2,671	$—
Liabilities
Contingent earn-out obligations	$30,248	$—	$—	$30,248
Temporary equity
Noncontrolling interests subject to put provisions	$1,330,028	$—	$—	$1,330,028
December 31, 2019
Assets
Investments in equity securities	$39,951	$39,951	$—	$—
Interest rate cap agreements	$24,452	$—	$24,452	$—
Liabilities
Contingent earn-out obligations	$24,586	$—	$—	$24,586
Temporary equity
Noncontrolling interests subject to put provisions	$1,180,376	$—	$—	$1,180,376
For reconciliations of changes in contingent earn-out obligations and noncontrolling interests subject to put provisions during the year ended at December 31, 2020 and 2019, see Note 21 and the consolidated statement of equity, respectively.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of December 31, 2020, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $160,000. See Note 17 for a discussion of the Company’s methodology for estimating the fair values of noncontrolling interests subject to put obligations.
The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon quoted bid and ask prices for these instruments, typically a level 2 input. See Note 13 for further discussion of the Company's debt.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in the consolidated financial statements at December 31, 2020 and 2019 at their approximate fair values due to the short-term nature of their settlements.
25.    Segment reporting
The Company's operations are comprised of its U.S. dialysis and related lab services business (its U.S. dialysis business), its various ancillary services and strategic initiatives, including its international operations (collectively, its ancillary services), and its corporate administrative support. See Note 1 "Organization" for a summary description of the Company's businesses.
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
The Company’s separate operating segments include its U.S. dialysis and related lab services business, each of its ancillary services and strategic initiatives, its kidney care operations in each foreign sovereign jurisdiction, its other health operations in each foreign sovereign jurisdiction, and its equity method investment in the APAC joint venture. The U.S. dialysis and related lab services business qualifies as a separately reportable segment, and all other ancillary services and strategic initiatives operating segments, including the international operating segments, have been combined and disclosed in the other segments category.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:

	Year ended December 31,
	2020	2019	2018
Segment revenues:
U.S. dialysis
Patient service revenues:
External sources	$10,488,731	$10,421,401	$10,274,046
Intersegment revenues	144,091	131,199	92,950
U.S. dialysis revenues before provision	10,632,822	10,552,600	10,366,996
Provision for uncollectible accounts	(13,458)	(21,715)	(50,927)
U.S. dialysis patient service revenues	10,619,364	10,530,885	10,316,069
Other revenues(1)
External sources	39,376	30,895	19,880
Intersegment revenues	1,195	1,126	—
Total U.S. dialysis revenues	$10,659,935	$10,562,906	$10,335,949
Other - Ancillary services
Net patient service revenues	550,978	497,021	437,275
Other external sources	484,977	460,877	724,577
Intersegment revenues	16,743	14,030	34,236
Total ancillary services	1,052,698	971,928	1,196,088
Total net segment revenues	11,712,633	11,534,834	11,532,037
Elimination of intersegment revenues	(162,029)	(146,355)	(127,186)
Consolidated revenues	$11,550,604	$11,388,479	$11,404,851
Segment operating margin (loss):
U.S. dialysis	$1,917,604	$1,924,826	$1,709,721
Other - Ancillary services(2)	(76,261)	(189,174)	(93,789)
Total segment margin	1,841,343	1,735,652	1,615,932
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Corporate administrative support	(146,707)	(92,335)	(90,108)
Consolidated operating income	1,694,636	1,643,317	1,525,824
Debt expense	(304,111)	(443,824)	(487,435)
Debt prepayment, refinancing and redemption charges	(89,022)	(33,402)	—
Other income	16,759	29,348	10,089
Income from continuing operations before income taxes	$1,318,262	$1,195,439	$1,048,478
-

(1)Includes management fee revenues from providing management and administrative services to dialysis ventures in which the Company owns a noncontrolling interest or which are wholly-owned by third parties.
(2)Includes equity investment income of $5,866, $9,366, and $24,866 in 2020, 2019 and 2018, respectively.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment was as follows:

	Year ended December 31,
	2020	2019	2018
U.S. dialysis	$594,552	$583,454	$558,810
Other - Ancillary services	35,883	31,698	32,225
	$630,435	$615,152	$591,035
Summary of assets by reportable segment was as follows:

	Year ended December 31,
	2020	2019
Segment assets
U.S. dialysis(1)	$15,344,647	$15,778,880
Other - Ancillary services(2)	1,643,869	1,532,514
Consolidated assets	$16,988,516	$17,311,394

(1)Includes equity method and other investments of $122,974 and $124,188 in 2020 and 2019, respectively.
(2)Includes equity method and other investments of $134,517 and 117,795 in 2020 and 2019, respectively and includes approximately $181,137 and $154,572 in 2020 and 2019, respectively, of net property and equipment related to the Company’s international operations.
Expenditures for property and equipment by reportable segment were as follows:

	Year ended December 31,
	2020	2019	2018
U.S. dialysis	646,870	$681,339	$856,108
Other - Ancillary services	27,671	46,741	45,806
DMG - Discontinued operations	—	38,466	85,224
	$674,541	$766,546	$987,138
26.    Supplemental cash flow information
The table below provides supplemental cash flow information:

	Year ended December 31,
	2020	2019	2018
Cash paid:
Income taxes, net	$154,850	$157,983	$92,526
Interest	$326,165	$473,176	$488,974
Non-cash investing and financing activities:
Fixed assets under financing lease obligations	$22,042	$18,953	$8,828

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

27.    Selected quarterly financial data (unaudited)

	December 31,	September 30,	June 30,	March 31,
2020
Total revenues	$2,905,322	$2,924,066	$2,879,979	$2,841,237
Operating income	$381,671	$437,669	$409,920	$465,376
Attributable to DaVita Inc.:
Net income from continuing operations(1)	$193,406	$158,674	$201,602	$229,613
Net (loss) income from discontinued operations	(19,633)	—	—	9,980
Net income	$173,773	$158,674	$201,602	$239,593
Per share attributable to DaVita Inc.:
Basic net income from continuing operations	$1.73	$1.31	$1.65	$1.84
Basic net (loss) income from discontinued operations	(0.17)	—	—	0.08
Basic net income	$1.56	$1.31	$1.65	$1.92
Diluted net income from continuing operations	$1.67	$1.28	$1.62	$1.81
Diluted net (loss) income from discontinued operations	(0.17)	—	—	0.08
Diluted net income	$1.50	$1.28	$1.62	$1.89
2019
Total revenues	$2,898,584	$2,904,078	$2,842,705	$2,743,112
Operating income	$462,588	$378,336	$461,886	$340,507
Attributable to DaVita Inc.:
Net income from continuing operations(1)	$242,242	$150,113	$194,223	$120,254
Net (loss) income from discontinued operations	2,629	(6,843)	79,328	29,035
Net income	$244,871	$143,270	$273,551	$149,289
Per share attributable to DaVita Inc.:
Basic net income from continuing operations	$1.87	$1.00	$1.17	$0.72
Basic net income (loss) from discontinued operations	0.02	(0.05)	0.47	0.18
Basic net income	$1.89	$0.95	$1.64	$0.90
Diluted net income from continuing operations	$1.86	$0.99	$1.16	$0.72
Diluted net income (loss) from discontinued operations	0.02	(0.04)	0.48	0.18
Diluted net income	$1.88	$0.95	$1.64	$0.90

(1)The following table summarizes impairment charges, loss on changes in ownership interest, and a legal settlement included in operating expenses and charges in 2020 and 2019 by quarter:

	Quarter ended				Quarter ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Certain operating expenses and charges:
Impairment charges						$83,855		$41,037
Loss on changes in ownership interest, net			$16,252
Accruals for legal matters			$35,000

EXHIBIT INDEX

2.1	Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita Inc., Collaborative Care Holdings, LLC, and solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated.(2)

2.2	Amendment No. 1 dated as of September 20, 2018, to that certain Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita, Inc., a Delaware corporation, Collaborative Care Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of Optum, Inc., and solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated, a Delaware corporation.(22)

2.3	Second Amendment to Equity Purchase Agreement by and between DaVita, Inc., a Delaware corporation, and Collaborative Care Holdings, LLC, a Delaware limited liability company, dated as of December 11, 2018, amending that certain Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita, Inc., Collaborative Care Holdings, LLC, and, solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated (as previously amended).(11)

3.1	Restated Certificate of Incorporation of DaVita Inc., as filed with the Secretary of State of Delaware on November 1, 2016.(1)

3.2	Amended and Restated Bylaws for DaVita Inc. dated as of December 10, 2020.(33)

4.1	Indenture for the 4.625% Senior Notes due 2030, dated as of June 9, 2020, by and among DaVita Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.(20)

4.2	Form of 4.625% Senior Notes due 2030 and related Guarantee (included in Exhibit 4.1).(20)

4.3	Indenture for the 3.750% Senior Notes due 2031, dated August 11, 2020, by and among DaVita Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.(17)

4.4	Form of 3.750% Senior Notes due 2031 and related Guarantee (included in Exhibit 4.3).(17)

4.5	Description of Securities.(28)

10.1	Sourcing and Supply Agreement between DaVita Inc. and Amgen USA Inc. effective as of January 6, 2017.(5)**

10.2	Credit Agreement, dated August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, Credit Agricole Corporate and Investment Bank, JPMorgan Chase Bank, N.A. and MUFG Bank Ltd., as co-syndication agents, Bank of America, N.A., Barclays Bank PLC, Credit Suisse Loan Funding LLC, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc. and Suntrust Bank, as co-documentation agents, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender.(24)

10.3	First Amendment, dated as of February 13, 2020, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender.(28)

10.4	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(12)*

10.5	Amendment to Employment Agreement, effective December 31, 2014, by and between DaVita Inc. and Kent. J. Thiry.(3)*

10.6	Amendment Number Two to Employment Agreement, effective August 20, 2018, by and between DaVita Inc. and Kent J. Thiry.(23)*

10.7	Executive Chairman Agreement between Kent J. Thiry and DaVita, Inc., dated as of April 29, 2019.(13)*

10.8	Restricted Stock Units Agreement, effective as of May 15, 2019, by and between DaVita Inc. and Kent Thiry.(25)*

10.9	Performance Stock Units Agreement, effective as of May 15, 2019, by and between DaVita Inc. and Kent Thiry.(25)*

10.10	Employment Agreement, dated as of April 29, 2019, by and between Javier J. Rodriguez and DaVita Inc.(13)*

10.11	Stock Appreciation Rights Agreement, effective November 4, 2019, by and between Javier J. Rodriguez and DaVita Inc.(27)*

10.12	Employment Agreement, effective February 21, 2017, by and between DaVita Inc. and Joel Ackerman.(8)*

10.13	Employment Agreement, effective April 27, 2016, by and between DaVita HealthCare Partners Inc. and Kathleen A. Waters.(5)*

10.14	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(7)*

10.15	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(15)*

10.16	Second Amendment to Mr. Hilger’s Employment Agreement, effective December 27, 2012.(18)*

10.17	Third Amendment to Employment Agreement, effective December 31, 2014, by and between DaVita Inc. and James Hilger.(3)*

10.18	Transition Agreement, dated as of July 31, 2018, by and between DaVita Inc. and James Hilger.(21)*

10.19	Employment Agreement, effective April 29, 2015, by and between DaVita HealthCare Partners Inc. and Michael Staffieri.(28)*

10.20	Amendment to Stock Appreciation Rights Agreements, effective June 11, 2020, by and between DaVita Inc. and William L. Roper, M.D.(30)*

10.21	Transition Agreement, dated October 1, 2020, by and between DaVita Inc. and LeAnne Zumwalt.(32)*

10.22	Form of Indemnity Agreement.(10)*

10.23	Form of Indemnity Agreement.(6)*

10.24	DaVita Deferred Compensation Plan.(8)*

10.25	DaVita Voluntary Deferral Plan.(4)*

10.26	Deferred Bonus Plan (Prosperity Plan).(14)*

10.27	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(15)*

10.28	Amended and Restated Employee Stock Purchase Plan.(26)*

10.29	DaVita Inc. Severance Plan for Directors and Above.(3)*

10.30	DaVita Inc. Non-Employee Director Compensation Policy.(16)*

10.31	Amended and Restated DaVita Inc. 2011 Incentive Award Plan.(9)*

10.32	Amendment No. 1 to the Amended and Restated DaVita Inc. 2011 Incentive Award Plan.(27)*

10.33	DaVita Inc. 2020 Incentive Award Plan.(29)*

10.34	DaVita Inc. Rule of 65 Policy, adopted on August 19, 2018.(23)*

10.35	Form of Stock Appreciation Rights Agreement-Board members (DaVita Inc. 2011 Incentive Award Plan).(21)*

10.36	Form of Stock Appreciation Rights Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(18)*

10.37	Form of Restricted Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(19)*

10.38	Form of Long-Term Incentive Program Award Agreement (For 162(m) designated teammates) (DaVita Inc. 2011 Incentive Award Plan).(18)*

10.39	Form of Long-Term Incentive Program Award Agreement (DaVita Inc. 2011 Incentive Award Plan).(18)*

10.40	Form of Restricted Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(25)*

10.41	Form of Performance Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(25)*

10.42	Form of Stock Appreciation Rights Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(25)*

10.43	Form of Restricted Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(25)*

10.44	Form of Performance Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(25)*

10.45	Form of Stock Appreciation Rights Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(25)*

10.46	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2020 Incentive Award Plan).(31)*

10.47	Form of Performance-Based Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).(31)*

10.48	Form of Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).(31)*

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page S-1).

31.1	Certification of the Chief Executive Officer, dated February 12, 2021, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 12, 2021, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 12, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 12, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document.✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.✓

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)Filed on November 2, 2016 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(2)Filed on December 6, 2017 as an exhibit to the Company’s Current Report on Form 8-K.
(3)Filed on February 22, 2019 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
(4)Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(5)Filed on May 2, 2017 as an exhibit to the Company’s Quarterly Report on 10-Q for the quarter ended March 31, 2017.
(6)Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(7)Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(8)Filed on February 24, 2017 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(9)Filed on April 28, 2014 as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A.
(10)Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(11)Filed on December 17, 2018 as an exhibit to the Company’s Current Report on Form 8-K.
(12)Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(13)Filed on April 29, 2019 as an exhibit to the Company's Current Report on Form 8-K.
(14)Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(15)Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(16)Filed on May 5, 2020 as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(17)Filed on August 11, 2020 as an exhibit to the Company’s Current Report on Form 8-K.
(18)Filed on March 1, 2013 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(19)Filed on August 4, 2011 as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(20)Filed on June 9, 2020 as an exhibit to the Company's Current Report on Form 8-K.
(21)Filed on August 1, 2018 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
(22)Filed on September 24, 2018 as an exhibit to the Company’s Current Report on Form 8-K.
(23)Filed on August 23, 2018 as an exhibit to the Company’s Current Report on Form 8-K.
(24)Filed on August 14, 2019 as an exhibit to the Company’s Current Report on Form 8-K.
(25)Filed on July 22, 2019 as an exhibit to the Company’s Tender Offer Statement on Schedule TO-I.
(26)Filed on May 10, 2016 as an appendix to the Company's Proxy Statement on DEF 14A.
(27)Filed on December 6, 2019 as an appendix to the Company's Proxy Statement on DEF 14A.
(28)Filed on February 21, 2020 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(29)Filed on April 27, 2020 as an appendix to the Company's Proxy Statement on DEF 14A.
(30)Filed on July 30, 2020 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
(31)Filed on August 17, 2020 as an exhibit to the Company’s Tender Offer Statement on Schedule TO-I.
(32)Filed on October 29, 2020 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.
(33)Filed on December 10, 2020 as an exhibit to the Company’s Current Report on Form 8-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 12, 2021.

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
S-1

Signature	Title	Date

/S/ JAVIER J. RODRIGUEZ	Chief Executive Officer and Director	February 12, 2021
Javier J. Rodriguez	(Principal Executive Officer)

/S/ JOEL ACKERMAN	Chief Financial Officer and Treasurer	February 12, 2021
Joel Ackerman	(Principal Financial Officer)

/S/ JOHN D. WINSTEL	Chief Accounting Officer	February 12, 2021
John D. Winstel	(Principal Accounting Officer)

/S/ PAMELA M. ARWAY	Director	February 12, 2021
Pamela M. Arway

/S/ CHARLES G. BERG	Director	February 12, 2021
Charles G. Berg

/S/ BARBARA J. DESOER	Director	February 12, 2021
Barbara J. Desoer

/S/ PAUL J. DIAZ	Director	February 12, 2021
Paul J. Diaz

/S/ SHAWN M. GUERTIN	Director	February 12, 2021
Shawn M. Guertin

/S/ JOHN M. NEHRA	Director	February 12, 2021
John M. Nehra

/S/ PAULA A. PRICE	Director	February 12, 2021
Paula A. Price

/S/ PHYLLIS R. YALE	Director	February 12, 2021
Phyllis R. Yale

S-2

DAVITA INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Acquisitions	Amounts charged to income	Amounts written off	Balance at end of year
Description
	(dollars in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2020	$8,328	$—	$13,458	$21,786	$—
Year ended December 31, 2019	$52,924	$—	$21,715	$66,311	$8,328
Year ended December 31, 2018	$218,399	$—	$42,287	$207,762	$52,924

S-3