Form 10-Q
period 2021-03-31
DAVITA INC.
filed 2021-04-29
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 26, 2021, the number of shares of the Registrant’s common stock outstanding was approximately 106.2 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended March 31,
	2021	2020
Dialysis patient service revenues	$2,714,587	$2,713,281
Other revenues	105,414	127,956
Total revenues	2,820,001	2,841,237
Operating expenses:
Patient care costs	1,938,330	1,975,449
General and administrative	281,426	263,576
Depreciation and amortization	165,701	154,679
Equity investment income	(8,058)	(17,843)
Total operating expenses	2,377,399	2,375,861
Operating income	442,602	465,376
Debt expense	(67,014)	(88,603)
Debt refinancing charges	—	(2,948)
Other income (loss), net	1,168	(4,350)
Income from continuing operations before income taxes	376,756	369,475
Income tax expense	85,211	91,560
Net income from continuing operations	291,545	277,915
Net income from discontinued operations, net of tax	—	9,980
Net income	291,545	287,895
Less: Net income attributable to noncontrolling interests	(54,142)	(48,302)
Net income attributable to DaVita Inc.	$237,403	$239,593

Earnings per share attributable to DaVita Inc.:
Basic net income from continuing operations	$2.18	$1.84
Basic net income	$2.18	$1.92
Diluted net income from continuing operations	$2.09	$1.81
Diluted net income	$2.09	$1.89

Weighted average shares for earnings per share:
Basic shares	109,014	124,902
Diluted shares	113,852	126,895

Amounts attributable to DaVita Inc.:
Net income from continuing operations	$237,403	$229,613
Net income from discontinued operations	—	9,980
Net income attributable to DaVita Inc.	$237,403	$239,593
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2021	2020
Net income	$291,545	$287,895
Other comprehensive loss, net of tax:
Unrealized gains (losses) on interest rate cap agreements:
Unrealized gains (losses)	4,882	(13,018)
Reclassifications of net realized losses into net income	1,033	1,623
Unrealized losses on foreign currency translation	(62,544)	(81,632)
Other comprehensive loss	(56,629)	(93,027)
Total comprehensive income	234,916	194,868
Less: Comprehensive income attributable to noncontrolling interests	(54,142)	(48,302)
Comprehensive income attributable to DaVita Inc.	$180,774	$146,566
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$884,205	$324,958
Restricted cash and equivalents	176,835	176,832
Short-term investments	11,060	20,101
Accounts receivable	2,040,813	1,824,282
Inventories	116,322	111,625
Other receivables	535,521	544,376
Prepaid and other current assets	73,765	76,387
Income tax receivable	28,160	70,163
Total current assets	3,866,681	3,148,724
Property and equipment, net of accumulated depreciation of $4,622,798 and $4,480,429, respectively	3,490,442	3,521,824
Operating lease right-of-use assets	2,868,292	2,863,089
Intangible assets, net of accumulated amortization of $69,691 and $70,141, respectively	150,706	166,585
Equity method and other investments	257,513	257,491
Long-term investments	31,891	32,193
Other long-term assets	90,534	79,501
Goodwill	6,891,209	6,919,109
	$17,647,268	$16,988,516
LIABILITIES AND EQUITY
Accounts payable	$348,105	$434,253
Other liabilities	846,710	810,529
Accrued compensation and benefits	550,671	685,555
Current portion of operating lease liabilities	372,737	369,497
Current portion of long-term debt	168,191	168,541
Income tax payable	28,310	7,768
Total current liabilities	2,314,724	2,476,143
Long-term operating lease liabilities	2,739,311	2,738,670
Long-term debt	8,829,765	7,917,263
Other long-term liabilities	150,724	150,060
Deferred income taxes	830,369	809,600
Total liabilities	14,864,893	14,091,736
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,349,160	1,330,028
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 110,027 and 107,078 shares issued and outstanding at March 31, 2021, respectively, and 109,933 shares issued and outstanding at December 31, 2020)	110	110
Additional paid-in capital	603,172	597,073
Retained earnings	1,089,940	852,537
Treasury stock (2,949 and zero shares, respectively)	(322,333)	—
Accumulated other comprehensive loss	(122,783)	(66,154)
Total DaVita Inc. shareholders' equity	1,248,106	1,383,566
Noncontrolling interests not subject to put provisions	185,109	183,186
Total equity	1,433,215	1,566,752
	$17,647,268	$16,988,516
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$291,545	$287,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,701	154,679
Debt refinancing charges	—	884
Stock-based compensation expense	23,595	19,870
Deferred income taxes	18,688	103,301
Equity investment income, net	(2,924)	(9,482)
Other non-cash charges, net	3,979	5,055
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(224,274)	(32,966)
Inventories	(5,303)	1,835
Other receivables and prepaid and other current assets	13,756	(24,965)
Other long-term assets	(6,521)	2,673
Accounts payable	(75,504)	(24,045)
Accrued compensation and benefits	(126,330)	(96,428)
Other current liabilities	26,970	3,982
Income taxes	62,719	(32,616)
Other long-term liabilities	(11,793)	709
Net cash provided by operating activities	154,304	360,381
Cash flows from investing activities:
Additions of property and equipment	(144,913)	(154,942)
Acquisitions	(3,668)	(34,107)
Proceeds from asset and business sales	16,337	31,518
Purchase of debt investments held-to-maturity	(5,349)	(5,049)
Purchase of other debt and equity investments	(1,779)	(2,633)
Proceeds from debt investments held-to-maturity	5,349	5,049
Proceeds from sale of other debt and equity investments	11,879	3,268
Purchase of equity method investments	(3,200)	(6,174)
Distributions from equity method investments	978	445
Net cash used in investing activities	(124,366)	(162,625)
Cash flows from financing activities:
Borrowings	1,606,969	570,779
Payments on long-term debt	(698,298)	(104,592)
Deferred financing costs	(8,346)	(350)
Purchase of treasury stock	(316,250)	(321,798)
Distributions to noncontrolling interests	(53,867)	(58,131)
Net (payments) receipts related to stock purchases and awards	(2,524)	2,397
Contributions from noncontrolling interests	10,689	9,387
Purchases of noncontrolling interests	(1,095)	(700)
Net cash provided by financing activities	537,278	96,992
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,966)	(14,978)
Net increase in cash, cash equivalents and restricted cash	559,250	279,770
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	—
Net increase in cash, cash equivalents and restricted cash from continuing operations	559,250	279,770
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	501,790	1,208,718
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$1,061,040	$1,488,488
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended March 31, 2021
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2020	$1,330,028	109,933	$110	$597,073	$852,537	—	$—	$(66,154)	$1,383,566	$183,186
Comprehensive income:
Net income	35,600				237,403				237,403	18,542
Other comprehensive loss								(56,629)	(56,629)
Stock award plans		94		(6,270)					(6,270)
Stock-settled stock-based compensation expense				23,555					23,555
Changes in noncontrolling interest from:
Distributions	(34,259)									(19,608)
Contributions	7,695									2,994
Partial purchases	(201)			(889)					(889)	(5)
Fair value remeasurements	10,297			(10,297)					(10,297)
Purchase of treasury stock						(2,949)	(322,333)		(322,333)
Balance at March 31, 2021	$1,349,160	110,027	$110	$603,172	$1,089,940	(2,949)	$(322,333)	$(122,783)	$1,248,106	$185,109

	Three months ended March 31, 2020
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2019	$1,180,376	125,843	$126	$749,043	$1,431,738	—	$—	$(47,498)	$2,133,409	$185,833
Comprehensive income:
Net income	32,176				239,593				239,593	16,126
Other comprehensive loss								(93,027)	(93,027)
Stock award plan		14		(320)					(320)
Stock-settled stock-based compensation expense				19,797					19,797
Changes in noncontrolling interest from:
Distributions	(37,566)									(20,565)
Contributions	5,283									4,104
Partial purchases	(255)			(445)					(445)
Fair value remeasurements	48,022			(48,022)					(48,022)
Purchase of treasury stock						(4,052)	(303,139)		(303,139)
Balance at March 31, 2020	$1,228,036	125,857	$126	$720,053	$1,671,331	(4,052)	$(303,139)	$(140,525)	$1,947,846	$185,498

See notes to condensed consolidated financial statements

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

Unless otherwise indicated in this Quarterly Report on Form 10-Q "the Company", "we", "us", "our" and similar terms refer to DaVita Inc. and its consolidated subsidiaries.
1.     Condensed consolidated interim financial statements
The unaudited condensed consolidated interim financial statements included in this report are prepared by the Company. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies and noncontrolling interests subject to put provisions. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, impairments of goodwill, accounting for income taxes, certain fair value estimates and loss contingencies. The results of operations reflected in these interim financial statements may not necessarily be indicative of annual operating results. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (2020 10-K). Prior period classifications have been conformed to the current period presentation. The Company has evaluated subsequent events through the date these condensed consolidated interim financial statements were issued and has included all necessary adjustments and disclosures.
2.     Revenue recognition
The following table summarizes the Company's segment revenues by primary payor source:

	Three months ended March 31, 2021			Three months ended March 31, 2020
	U.S. dialysis	Other - Ancillary services	Consolidated	U.S. dialysis	Other - Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage(1)	$1,480,297	$	$1,480,297	$1,531,033	$	$1,531,033
Medicaid and Managed Medicaid	187,243		187,243	171,467		171,467
Other government(1)	80,184	106,830	187,014	83,099	94,574	177,673
Commercial	835,479	51,498	886,977	825,582	39,467	865,049
Other revenues:
Medicare and Medicare Advantage		85,595	85,595		98,478	98,478
Medicaid and Managed Medicaid		300	300		366	366
Commercial		6,034	6,034		10,521	10,521
Other(2)	6,675	11,162	17,837	5,442	17,602	23,044
Eliminations of intersegment revenues	(27,003)	(4,293)	(31,296)	(32,242)	(4,152)	(36,394)
Total	$2,562,875	$257,126	$2,820,001	$2,584,381	$256,856	$2,841,237

(1)During the first quarter of 2021, the Company realigned the classification of revenue previously disclosed in the “Other government” category to the “Medicare and Medicare Advantage” category for certain government-reimbursed plans which have structure and payment characteristics similar to traditional Medicare Advantage plans. The classification of revenue for these plans for the three months ended March 31, 2020 has also been recast to conform to the current period presentation.
(2)Other consists of management service fees earned in the respective Company line of business as well as other revenue from the Company's ancillary services.
There are significant uncertainties associated with estimating revenue, which generally take several years to resolve. These estimates are subject to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, as well as patient issues, including determination of applicable primary and secondary coverage, changes in patient insurance coverage and coordination of benefits. As these estimates are refined over time, both positive and negative adjustments to revenue are recognized in the current period.
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
Other revenues. Other revenues consist of fees for management and administrative support services provided to outpatient dialysis businesses that the Company does not own or in which the Company owns a noncontrolling interest as well as revenues associated with the Company's non-dialysis ancillary services. Revenues associated with dialysis management services, integrated care services, clinical research programs, physician services, and end stage renal disease (ESRD) seamless care organizations are estimated and recognized in the period services are provided.
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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended March 31,
	2021	2020
Net income attributable to DaVita Inc.:
Continuing operations	$237,403	$229,613
Discontinued operations	—	9,980
Net income attributable to DaVita Inc.	$237,403	$239,593

Weighted average shares outstanding:
Basic shares	109,014	124,902
Assumed incremental from stock plans	4,838	1,993
Diluted shares	113,852	126,895

Basic net income attributable to DaVita Inc.:
Continuing operations per share	$2.18	$1.84
Discontinued operations per share	—	0.08
Basic net income per share attributable to DaVita Inc.	$2.18	$1.92

Diluted net income attributable to DaVita Inc.:
Continuing operations per share	$2.09	$1.81
Discontinued operations per share	—	0.08
Diluted net income per share attributable to DaVita Inc.	$2.09	$1.89

Anti-dilutive stock-settled awards excluded from calculation(1)	27	3,207

(1)Shares associated with stock awards excluded from the diluted denominator calculation because they were anti-dilutive under the treasury stock method.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

4.     Short-term and long-term investments
The Company’s short-term and long-term debt and equity investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	March 31, 2021			December 31, 2020
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$8,221	$—	$8,221	$8,217	$—	$8,217
Investments in mutual funds and common stock	—	34,730	34,730	—	44,077	44,077
	$8,221	$34,730	$42,951	$8,217	$44,077	$52,294
Short-term investments	$8,221	$2,839	$11,060	$8,217	$11,884	$20,101
Long-term investments	—	31,891	31,891	—	32,193	32,193
	$8,221	$34,730	$42,951	$8,217	$44,077	$52,294
Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held to maturity and recorded at amortized cost, which approximated their fair values at March 31, 2021 and December 31, 2020.
Equity securities: The Company's equity investments in mutual funds and common stock are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.
5.     Goodwill
Changes in goodwill by reportable segments were as follows:

	U.S. dialysis	Other - Ancillary services	Consolidated
Balance at December 31, 2019	$6,287,100	$500,535	$6,787,635
Acquisitions	24,377	105,680	130,057
Divestitures	(1,549)	(6,744)	(8,293)
Foreign currency and other adjustments	—	9,710	9,710
Balance at December 31, 2020	$6,309,928	$609,181	$6,919,109
Acquisitions	—	5,456	5,456
Foreign currency and other adjustments	—	(33,356)	(33,356)
Balance at March 31, 2021	$6,309,928	$581,281	$6,891,209

Balance at March 31, 2021:
Goodwill	$6,309,928	$711,854	$7,021,782
Accumulated impairment charges	—	(130,573)	(130,573)
	$6,309,928	$581,281	$6,891,209
The Company did not recognize any goodwill impairment charges during the three months ended March 31, 2021 and 2020.
As dialysis treatments are an essential, life-sustaining service for patients who depend on them, the Company's operations have continued throughout the novel coronavirus (COVID-19) pandemic. However, the ultimate impact of the dynamic and evolving COVID-19 pandemic on the Company will depend on future developments that are highly uncertain and difficult to predict, including among other things the ultimate severity and duration of the pandemic, further spread or resurgence of the virus (including as a result of the emergence of new strains of the virus), its impact on the chronic kidney disease (CKD) patient population and the Company's patient population, the availability, acceptance, impact and efficacy of COVID-19 vaccines and other treatments, or therapies, the pandemic’s continuing impact on the U.S. and global economies and unemployment, the responses of the Company's competitors to the pandemic and related changes in the marketplace, and the timing, scope and effectiveness of federal, state and local governmental responses. While the Company does not currently expect a material adverse impact to its business as a result of this public health crisis, there can be no assurance that the COVID-19 pandemic will not have a material adverse impact on one or more of the Company's businesses.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Developments, events, changes in operating performance and other changes in circumstances since the dates of the Company’s last annual goodwill impairment assessments have not caused management to believe it is more likely than not that the fair values of any of the Company's reporting units would be less than their respective carrying amounts as of March 31, 2021. Except for the Company's Germany kidney care reporting unit as described further in Note 10 to the Company's consolidated financial statements included in the 2020 10-K, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of March 31, 2021.
6.     Long-term debt
Long-term debt was comprised of the following:

				As of March 31, 2021
	March 31, 2021	December 31, 2020	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A	$1,662,500	$1,684,375	8/12/2024	LIBOR + 1.50%	$1,666,656
Term Loan B-1	2,708,836	2,715,694	8/12/2026	LIBOR + 1.75%	$2,698,678
Revolving line of credit	—	75,000	8/12/2024	LIBOR + 1.50%
Senior Notes:
4.625% Senior Notes	2,750,000	1,750,000	6/1/2030	4.625%	$2,801,150
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.750%	$1,436,220
Acquisition obligations and other notes payable(2)	152,531	164,160	2021-2036	4.95%	$152,531
Financing lease obligations(3)	289,324	274,292	2022-2038	4.83%
Total debt principal outstanding	9,063,191	8,163,521
Discount, premium and deferred financing costs(4)	(65,235)	(77,717)
	8,997,956	8,085,804
Less current portion	(168,191)	(168,541)
	$8,829,765	$7,917,263

(1)For the Company's senior secured credit facilities and senior notes, fair value estimates are based upon bid and ask quotes, typically a level 2 input. For acquisition obligations and other notes payable, the carrying values presented approximate their estimated fair values, based on estimates of their present values using level 2 interest rate inputs.
(2)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and LIBOR interest rate components in effect as of March 31, 2021.
(3)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding. The term of one ground lease runs to 2070, in addition to the other lease maturity dates presented in the table above.
(4)As of March 31, 2021, the carrying amount of the Company's senior secured credit facilities includes a discount of $5,212 and deferred financing costs of $33,650 and the carrying amount of the Company's senior notes includes a premium of $(17,327) and deferred financing costs of $43,700. As of December 31, 2020, the carrying amount of the Company's senior secured credit facilities included a discount of $5,461 and deferred financing costs of $35,825, and the carrying amount of the Company's senior notes included deferred financing costs of $36,431.
During the first three months of 2021, the Company made regularly scheduled mandatory principal payments under its senior secured credit facilities totaling $21,875 on Term Loan A and $6,858 on Term Loan B-1.
On February 26, 2021, the Company completed an unregistered add-on offering of $1,000,000 aggregate principal amount to the existing 4.625% senior notes due June 1, 2030 (the Additional 2030 Notes) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Additional 2030 Notes were issued at an offering price of 101.750% of face amount, plus an interest payment advance to the Company for interest that would have accrued from December 1, 2020 (the last interest payment date) through the closing date. These Additional 2030 Notes will then bear full six months' semi-annual coupon interest payments beginning June 1, 2021. The terms of the Additional 2030 Notes, other than their issue date, offering price and first interest payment date, are identical to the terms of the $1,750,000 principal amount of the Company’s 4.625% Senior Notes due June 1, 2030 previously issued by the Company on June 9, 2020. The Additional 2030 Notes are unsecured senior obligations and rank equally in right of payment with the Company's existing and future unsecured senior indebtedness. During the three months ended March 31, 2021, the Company incurred $8,346 in fees and other professional expenses associated with this transaction, which were capitalized and will amortize over the term of the Additional

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

2030 Notes.
As of March 31, 2021, the Company's 2019 interest rate cap agreements have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-1 and a portion of Term Loan A. The remaining $871,336 outstanding principal balance of Term Loan A is subject to LIBOR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in the fair values of the cap agreements are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.
The following table summarizes the Company’s interest rate cap agreements outstanding as of March 31, 2021 and December 31, 2020, which are classified in "Other long-term assets" on its consolidated balance sheet:

					Three months ended March 31, 2021		Fair value
	Notional amount	LIBOR maximum rate	Effective date	Expiration date	Debt expense	Recorded OCI gain	March 31, 2021	December 31, 2020
2019 cap agreements	$3,500,000	2.00%	6/30/2020	6/30/2024	$1,377	$6,505	$9,176	$2,671
See Note 9 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense related to the Company’s interest rate cap agreements for the three months ended March 31, 2021 and 2020.
The Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the first quarter of 2021 was 1.97%, based on the current margins in effect for Term Loan A and Term Loan B-1 as of March 31, 2021, as described above.
The Company’s overall weighted average effective interest rate for the three months ended March 31, 2021 was 3.08% and as of March 31, 2021 was 3.18%.
As of March 31, 2021, the Company’s interest rates were fixed on approximately 51% of its total debt.
As of March 31, 2021, the Company had an undrawn $1,000,000 revolving line of credit under its senior secured credit facilities. Credit available under this facility is reduced by the amount of any letters of credit outstanding under this facility, but there were no such letters of credit outstanding as of March 31, 2021. The Company also had approximately $64,650 of outstanding letters of credit under a separate bilateral secured letter of credit facility as of March 31, 2021.
7.    Commitments and contingencies
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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations (which frequently arise from qui tam suits) and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of March 31, 2021 and December 31, 2020, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Certain Governmental Inquiries and Related Proceedings
2016 U.S. Attorney Texas Investigation: In February 2016, DaVita Rx, LLC (DaVita Rx), a wholly-owned subsidiary of the Company, received a Civil Investigative Demand (CID) from the U.S. Attorney’s Office, Northern District of Texas. The government is conducting a federal False Claims Act (FCA) investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as an investigation into the Company’s relationships with pharmaceutical manufacturers. The government’s investigation covers the period from January 1, 2006 through December 31, 2018. In December 2017, the Company finalized and executed a settlement agreement that resolved certain of the issues in the government’s investigation and that included total monetary consideration of $63,700, as previously disclosed, of which $41,500 was an incremental cash payment and $22,200 was for amounts previously refunded, and all of which was previously accrued. The government’s investigation is ongoing with respect to issues related to DaVita Rx’s historic relationships with certain pharmaceutical manufacturers, and in July 2018 the Office of Inspector General (OIG) served the Company with a subpoena seeking additional documents and information relating to those relationships. The Company is continuing to cooperate with the government in this investigation.
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
While the Company continues to dispute the allegations, in July 2020, it reached an agreement in principle to resolve this matter without admitting to any liability. Settlement of this matter was covered primarily with insurance proceeds. The Company contributed an amount that did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. On April 13, 2021, the court granted final approval of the settlement.
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
While the defendants continue to dispute the allegations, in July 2020, an agreement in principle was reached to resolve this matter without admitting to any liability. The Company’s Board of Directors (Board) approved the settlement on October

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

20, 2020. The court approved the settlement on January 29, 2021. As part of the settlement, the Company agreed to certain corporate governance policies, but did not make any financial contribution towards the settlement.
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
* * *
Other than as may be described above, the Company cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which the Company is or may be subject from time to time, including those described in this Note 7, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on the Company’s revenues, earnings and cash flows. Further, any legal proceedings or regulatory matters involving the Company, whether meritorious or not, are time consuming, and often require management’s attention and result in significant legal expense, and may result in the diversion of significant operational resources, or otherwise harm the Company’s business, results of operations, financial condition, cash flows or reputation.
Other Commitments
The Company also has certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated outpatient dialysis businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $8,449.
8.    Shareholders' equity
Stock-based compensation
During the three months ended March 31, 2021, the Company granted 706 restricted and performance stock units with an aggregate grant-date fair value of $77,279 and a weighted-average expected life of approximately 3.5 years and 132 stock-settled stock appreciation rights with an aggregate grant-date fair value of $4,250 and a weighted-average expected life of approximately 4.5 years.
As of March 31, 2021, the Company had $230,270 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.5 years.
Share repurchases
The following table summarizes the Company's common stock repurchases during the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Shares repurchased	Amount paid	Average paid per share	Shares repurchased	Amount paid	Average paid per share
Open market repurchases	2,949	$322,333	$109.28	4,052	$303,139	$74.81
The Company repurchased 991 shares of its common stock for $108,892 at an average cost of $109.91 per share subsequent to March 31, 2021 through April 28, 2021.
Effective on December 10, 2020, the Company's Board of Directors (Board) terminated all remaining prior share repurchase authorizations available to the Company and approved a new share repurchase authorization of $2,000,000. As of April 28, 2021, the Company had a total of $1,498,730 available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations including under the terms of its current senior secured credit facilities.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

9.     Accumulated other comprehensive loss

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$(12,466)	$(53,688)	$(66,154)	$(1,433)	$(46,065)	$(47,498)
Unrealized gains (losses)	6,505	(62,544)	(56,039)	(17,346)	(81,632)	(98,978)
Related income tax	(1,623)	—	(1,623)	4,328	—	4,328
	4,882	(62,544)	(57,662)	(13,018)	(81,632)	(94,650)
Reclassification into net income	1,377	—	1,377	2,163	—	2,163
Related income tax	(344)	—	(344)	(540)	—	(540)
	1,033	—	1,033	1,623	—	1,623
Ending balance	$(6,551)	$(116,232)	$(122,783)	$(12,828)	$(127,697)	$(140,525)
The interest rate cap agreement net realized losses reclassified into net income are recorded as debt expense in the corresponding consolidated statements of income. See Note 6 for further details.
10.     Acquisitions and divestitures
Routine acquisitions
During the three months ended March 31, 2021, the Company acquired dialysis businesses consisting of two dialysis centers located outside the U.S. for a total of $3,668 in net cash, contingent earn-out obligations of $538 and deferred purchase price and liabilities assumed of $1,094. The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
The initial purchase price allocations for these transactions have been recorded at estimated fair values based on information available to management and will be finalized when certain information arranged to be obtained has been received. In particular, certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of intangibles, leases and certain other working capital items relating to several of these acquisitions are pending final quantification.
Goodwill deductible for tax purposes associated with acquisitions completed during the three months ended March 31, 2021 was $5,456.
Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired companies a total of up to approximately $40,173 if certain performance targets or quality margins are met over the next one year to five years.
Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the remeasurement recognized in earnings. As of March 31, 2021, the Company estimated the fair value of these contingent earn-out obligations to be $28,225, of which $11,613 is included in other current liabilities and the remaining $16,612 is included in other long-term liabilities in the Company’s consolidated balance sheet.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a reconciliation of changes in contingent earn-out obligations for the three months ended March 31, 2021:

Three months ended March 31, 2021
Beginning balance	$30,248
Acquisitions	538
Foreign currency translation	(2,080)
Fair value remeasurements	(214)
Payments	(267)
Ending balance	$28,225
Discontinued operations
On June 19, 2019, the Company completed the sale of its DaVita Medical Group (DMG) business to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc. At close of the DMG sale, the Company's ultimate net sale proceeds remained subject to resolution of certain post-closing purchase price adjustments described in the equity purchase agreement, which adjustments were finalized in the fourth quarter of 2020. In the first quarter of 2020, the Company recognized $9,980 in additional tax benefits under the Coronavirus Aid, Relief, and Economic Security Act related to its period of DMG ownership, which were recognized as an adjustment to the Company's loss on sale of the DMG business.
11.    Variable interest entities (VIEs)
At March 31, 2021, these condensed consolidated financial statements include total assets of VIEs of $300,849 and total liabilities and noncontrolling interests of VIEs to third parties of $207,527. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 23 to the Company's consolidated financial statements included in the 2020 10-K.
12.    Fair values of financial instruments
The Company measures the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions (redeemable equity interests classified as temporary equity) based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, liabilities, temporary equity and commitments. The Company has also classified assets, liabilities and temporary equities that are measured at fair value on a recurring basis into the appropriate fair value hierarchy levels as defined by the Financial Accounting Standards Board (FASB).
The following table summarizes the Company’s assets, liabilities and temporary equities measured at fair value on a recurring basis as of March 31, 2021:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$34,730	$34,730	$—	$—
Interest rate cap agreements	$9,176	$—	$9,176	$—
Liabilities
Contingent earn-out obligations	$28,225	$—	$—	$28,225
Temporary equity
Noncontrolling interests subject to put provisions	$1,349,160	$—	$—	$1,349,160
For reconciliations of changes in contingent earn-out obligations and noncontrolling interests subject to put provisions during the three months ended March 31, 2021, see Note 10 and the consolidated statement of equity, respectively.
Investments in equity securities represent investments in various open-ended registered investment companies (mutual funds) and common stock which are held within a trust to fund existing obligations associated with several of the Company's non-qualified deferred compensation plans. These investments are recorded at fair value estimated based on reported market prices or redemption prices, as applicable. See Note 4 for further discussion.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Interest rate cap agreements are recorded at fair value estimated from valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate cap agreements would be materially different from the fair value estimates currently reported. See Note 6 for further discussion.
The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, including projected earnings before interest, taxes, depreciation, and amortization (EBITDA) and revenue. The estimated fair values of these contingent earn-out obligations are remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company's credit risk adjusted rate that is used to discount obligations to present value. See Note 10 for further discussion.
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of March 31, 2021, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $170,000. See Note 17 and Note 24 to the Company's consolidated financial statements included in the 2020 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.
The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon bid and ask quotes for these instruments, typically a level 2 input. See Note 6 for further discussion of the Company's debt.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at March 31, 2021 at their approximate fair values due to the short-term nature of their settlements.
13.    Segment reporting
The Company’s operations are comprised of its U.S. dialysis and related lab services business (its U.S. dialysis business), its various ancillary services including its international operations (collectively, its ancillary services), and its corporate administrative support.
The Company’s separate operating segments include its U.S. dialysis and related lab services business, each of its ancillary services, its kidney care operations in each foreign sovereign jurisdiction, its other health operations in each foreign sovereign jurisdiction, and its equity method investment in the Asia Pacific joint venture (APAC JV). The U.S. dialysis and related lab services business qualifies as a separately reportable segment, and all other ancillary services operating segments, including the international operating segments, have been combined and disclosed in the other segments category. See Note 25 to the Company's consolidated financial statements included in the 2020 10-K for further description of how the Company determines and measures results for its operating segments.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating income (loss), and a reconciliation of segment operating income (loss) to consolidated income before income taxes:

	Three months ended March 31,
	2021	2020
Segment revenues:
U.S. dialysis
Dialysis patient service revenues:
External sources	$2,556,259	$2,579,240
Intersegment revenues	26,944	31,941
U.S. dialysis patient service revenues	2,583,203	2,611,181
Other revenues(1):
External sources	6,616	5,141
Intersegment revenues	59	301
Total U.S. dialysis revenues	2,589,878	2,616,623
Other—Ancillary services
Dialysis patient service revenues	158,328	134,041
Other external sources	98,798	122,815
Intersegment revenues	4,293	4,152
Total ancillary services revenues	261,419	261,008
Total net segment revenues	2,851,297	2,877,631
Elimination of intersegment revenues	(31,296)	(36,394)
Consolidated revenues	$2,820,001	$2,841,237
Segment operating income (loss):
U.S. dialysis	$479,906	$491,607
Other—Ancillary services	(11,860)	(2,646)
Total segment operating income	468,046	488,961
Reconciliation of segment operating income to consolidated income from continuing operations before income taxes:
Corporate administrative support	(25,444)	(23,585)
Consolidated operating income	442,602	465,376
Debt expense	(67,014)	(88,603)
Debt refinancing charges	—	(2,948)
Other income (loss), net	1,168	(4,350)
Consolidated income from continuing operations before income taxes	$376,756	$369,475

(1)Includes management fee revenue from providing management and administrative services to dialysis ventures in which the Company owns a noncontrolling equity investment or which are wholly-owned by third parties.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended March 31,
	2021	2020
U.S. dialysis	$155,946	$146,300
Other—Ancillary services	9,755	8,379
	$165,701	$154,679
A summary of assets by reportable segment was as follows:

	March 31, 2021	December 31, 2020
U.S. dialysis	$16,036,940	$15,344,647
Other—Ancillary services	1,610,328	1,643,869
Consolidated assets	$17,647,268	$16,988,516
Expenditures for property and equipment by reportable segment were as follows:

	Three months ended March 31,
	2021	2020
U.S. dialysis	$133,804	$148,763
Other—Ancillary services	11,109	6,179
	$144,913	$154,942

14.    New accounting standards
New standards recently adopted
In December 2019, the FASB issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU No. 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU No. 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted for all entities. The adoption of ASU No. 2019-12 did not have a material impact on the Company's consolidated financial statements.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, DaVita's response to and the expected future impacts of the novel coronavirus (COVID-19), including statements about our balance sheet and liquidity, our expenses and expense offsets, revenues, potential need, ability or willingness to use any funds under government relief programs, availability or cost of supplies, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, the availability, acceptance, impact and administration of COVID-19 vaccines and other treatments or therapies, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, expenses, strategic initiatives, government and commercial payment rates, and our ongoing stock repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," “could,” "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•the continuing impact of the dynamic and evolving COVID-19 pandemic, including, without limitation, on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition and results of operations; the government’s response to the COVID-19 pandemic; the availability, acceptance, impact and efficacy of COVID-19 vaccines and other treatments or therapies; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus; the continuing impact of the pandemic on our revenue and non-acquired growth due to lower treatment volumes; the consequences of an extended economic downturn resulting from the impacts of COVID-19, such as a potential negative impact on our commercial mix, which may persist even after the pandemic subsides; and continuing COVID-19-related costs, such as costs to procure equipment and clinical supplies and higher salary and wage expense, any of which may also have the effect of heightening many of the other risks and uncertainties discussed below;
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
•risks arising from potential changes in laws, regulations or requirements applicable to us, such as potential and proposed federal and/or state legislation, regulation, ballot, executive action or other initiatives, including those related to healthcare and/or labor matters, such as AB 290 and AB 650 in California and HB 2322 in Oregon;
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
•impairment of our goodwill, investments or other assets; and
•uncertainties associated with the other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 10-K) and the risks and uncertainties discussed in any subsequent reports that we have filed or furnished with the Securities and Exchange Commission from time to time.
The following should be read in conjunction with our condensed consolidated financial statements.

Company Overview
Our principal business is to provide dialysis and related lab services to patients in the United States, which we refer to as our U.S. dialysis business. We also operate various ancillary services including our international operations, which we collectively refer to as our ancillary services, as well as our corporate administrative support. Our U.S. dialysis business is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease (ESRD) or end stage kidney disease (ESKD).
On June 19, 2019, we completed the sale of our DaVita Medical Group (DMG) business to Optum, a subsidiary of UnitedHealth Group Inc. As a result of this transaction, DMG's results of operations have been reported as discontinued operations for all periods presented and DMG is not included below in this Management's Discussion and Analysis.
COVID-19 and its impact on our business
We expect that COVID-19 will continue to impact our business and financial performance during 2021 and we continue to closely monitor these various impacts on our patients, teammates, physician partners, suppliers, vendors, business partners and the economic and political environment. The magnitude of these impacts remains difficult to predict and subject to significant uncertainty due to a number of factors, including, among others, the ultimate severity and duration of the pandemic; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus; its impact on the chronic kidney disease (CKD) patient population and our patient population; the availability, acceptance, impact and efficacy of COVID-19 vaccines and other treatments or therapies; the pandemics' continuing impact on the U.S. and global economies and unemployment; the responses of our competitors to the pandemic and related changes in the marketplace; and the timing, scope and effectiveness of federal, state and local government responses. The continued impacts and disruptions to our business as a result of the COVID-19 pandemic could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, cash flows and/or liquidity.
Operational and Financial Impacts
In the first quarter of 2021, treatment volumes reflected continued pressure primarily driven by the ongoing impact of COVID-19 on mortality rates for dialysis patients that has had a negative impact on our patient census. Because ESRD patients may be older and generally have comorbidities, several of which are risk factors for COVID-19, we believe the mortality rate of infected patients is, and will continue to be, higher in the dialysis population than in the general population, and COVID-19 also could impact the CKD population differently. COVID-19 case counts and new infections within our dialysis population have significantly declined from the peak prevalence rates experienced during the winter surge in late 2020 and early 2021. Over the longer term, we believe that changes in mortality in both the CKD and ESRD populations due to COVID-19 will depend primarily on the infection rate, case fatality rate, the age and health status of affected patients, the access to and efficacy of vaccinations as well as willingness to be vaccinated. We expect that these changes are likely to continue to negatively impact our revenue and non-acquired growth even as the pandemic subsides. However, determining the extent to which these impacts should be directly attributable to COVID-19 is difficult due to testing and reporting limitations, and other factors that may drive treatment volumes and new admissions over time, such as the number of transplants or deferred admissions. The magnitude of these cumulative impacts has been substantial, and depending on the ultimate severity and duration of the pandemic, could be material.
We continued to experience increased costs in the first quarter of 2021 due in part to the protocols and initiatives we implemented in response to COVID-19 to help us safely maintain continuity of care for patients. Among other things, we continued to incur higher salary and wage expense and experienced significant cost inflation on PPE in the first quarter of 2021, though certain of these costs have decreased as a whole since the peak of the most recent COVID-19 surge in the fourth quarter of 2020. We believe that the cost of these medical supplies will remain elevated at least through the end of the year due to limited supply and high demand. In addition, as we have done in prior periods, we may provide substantial financial support associated with relief reimbursement to our teammates in the future. As our COVID-19 response continues, we expect to continue to incur extended and significant additional costs. On the other hand, our COVID-19 response has reduced certain other expenses, such as those related to teammate travel, though it remains uncertain how much of these reductions, if any, will persist after the pandemic subsides.
In addition, the COVID-19 pandemic and efforts to contain the virus have led to global economic deterioration and rapid and sharp increases in unemployment levels, which ultimately could result in a materially reduced share of our patients being covered by commercial insurance plans, with more patients being covered by lower-paying government insurance programs or being uninsured. These effects may persist after the pandemic subsides as, among other things, our patients could experience permanent changes in their insurance coverage as a result of changes to their employment status. In the event such a material reduction occurs in the share of our patients covered by commercial insurance plans, it would have a material adverse impact on our business, results of operations, financial condition and cash flows. Despite the broader economic conditions in the U.S. in the three months ended March 31, 2021, our commercial mix in the first quarter of 2021 was slightly improved as compared to our commercial mix in the first quarter of 2020, which we believe was largely due to the fact that older, higher-risk patients who tend to disproportionately have government health insurance coverage, have been more adversely impacted by COVID-19 to date. The ultimate impact of COVID-19 on our commercial mix will depend on future developments that are highly uncertain and difficult to predict.
Federal, State and Local Government Response
The government response to COVID-19 has been wide-ranging and will continue to develop over time, particularly in light of the new federal administration. As a result, we may not be able to accurately predict the nature, timing or extent of the impact of such changes on the markets in which we conduct business or on the other participants that operate in those markets, or any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern our business. We have worked with certain government agencies to respond to the COVID-19 pandemic, and in certain cases have sought waivers of regulatory requirements. We also have contracted with the federal government for direct administration of COVID-19 vaccines to our patients and teammates at our clinics. These vaccines are currently available under emergency use authorizations, and there can be no assurance that our patients and caregivers will choose to receive a COVID-19 vaccine or that the vaccines will prove to be as safe and effective as currently understood by the scientific community. In addition, we may encounter difficulties with the availability and storage of the vaccines, or experience other complications related to administering the vaccines, some of which have multiple dose requirements. We operate in a complex and highly regulated environment, and the novel nature of our COVID-19 response, including, for example, with respect to regulatory waivers and our administration of the newly developed COVID-19 vaccines, may increase our exposure to legal, regulatory and clinical risks.
Federal COVID-19 relief legislation suspended the 2% Medicare sequestration from May 1, 2020 through March 31, 2021, and in the three months ended March 31, 2021 our revenues increased due to this suspension as further described below. The Medicare Sequester Relief Act, signed into law on April 14, 2021, extended the suspension of the 2% Medicare sequestration from March 31, 2021 until December 31, 2021. While in effect, the suspension of sequestration has significantly increased, and will continue to significantly increase our revenues. At the state government level, a bill was recently introduced in California in connection with the ongoing COVID-19 state of emergency that would require health care employers with more than 100 employees to pay all non-executive employees a recognition bonus each quarter in 2022, with the amounts specified by employee status (i.e., full-time, part-time, per diem). The bill, AB 650, which was sponsored by the Service Employees International Union-United Healthcare Workers West, remains subject to change through the course of the legislative process. Additionally, though not directly related to COVID-19, another bill, HB 2322, was recently introduced in Oregon that specifically targets the dialysis industry and would impose a rate cap on private pay reimbursement for dialysis. If signed into law and implemented in substantially their current forms, these bills could have a significant adverse impact on our business, results of operations, financial condition and cash flows.
For additional discussion of the COVID-19 pandemic and our response, including its impact on us and related risks and uncertainties, please see the discussion in Part I Item 1 "Business" of the 2020 10-K under the headings, "COVID-19 and its impact on our business" and "Human Capital Management", as well as the risk factor in Part I Item 1A. Risk Factors of the 2020 10-K under the heading “We face various risks related to the dynamic and evolving novel coronavirus pandemic, any of which may have a material adverse impact on us.”
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the quarter ended March 31, 2021 compared to the quarters ended December 31, 2020 and March 31, 2020.

Consolidated results of operations
The following table summarizes our revenues and operating income by line of business. See the discussion of our results for each line of business following this table:

	Three months ended			Q1 2021 vs. Q4 2020		Q1 2021 vs. Q1 2020
	March 31, 2021	December 31, 2020	March 31, 2020	Amount	Percent	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,590	$2,674	$2,617	$(84)	(3.1)%	$(27)	(1.0)%
Other - ancillary services	261	276	261	(15)	(5.4)%	—	—%
Elimination of intersegment revenues	(31)	(45)	(36)	14	31.1%	5	13.9%
Total consolidated revenues	$2,820	$2,905	$2,841	$(85)	(2.9)%	$(21)	(0.7)%

Operating income (loss):
U.S. dialysis	$480	$433	$492	$47	10.9%	$(12)	(2.4)%
Other - ancillary services	(12)	(27)	(3)	15	55.6%	(9)	(300.0)%
Corporate administrative support	(25)	(24)	(24)	(1)	(4.2)%	(1)	(4.2)%
Operating income	$443	$382	$465	$61	16.0%	$(22)	(4.7)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
U.S. dialysis results of operations
Revenues:

	Three months ended			Q1 2021 vs. Q4 2020		Q1 2021 vs. Q1 2020
	March 31, 2021	December 31, 2020	March 31, 2020	Amount	Percent	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,590	$2,674	$2,617	$(84)	(3.1)%	$(27)	(1.0)%
Dialysis treatments	7,286,934	7,574,217	7,513,321	(287,283)	(3.8)%	(226,387)	(3.0)%
Average treatments per day	94,636	95,876	96,821	(1,240)	(1.3)%	(2,185)	(2.3)%
Treatment days	77.0	79.0	77.6	(2.0)	(2.5)%	(0.6)	(0.8)%
Average patient service revenue per treatment	$354.50	$351.78	$347.54	$2.72	0.8%	$6.96	2.0%
Normalized non-acquired treatment growth(1)	(2.2)%	(0.3)%	2.3%		(1.9)%		(4.5)%

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.
U.S. dialysis revenues for the first quarter of 2021 decreased from the fourth quarter of 2020 primarily due to a decrease in dialysis treatments, partially offset by an increase in our average patient service revenue per treatment. The decrease in our U.S. dialysis treatments was primarily driven by two fewer treatment days, higher mortality and missed treatments caused by the winter storms in the first quarter of 2021. We believe the increased mortality is largely attributable to the impact of COVID-19 on our patient population. Our U.S. dialysis average patient service revenue per treatment was positively impacted by favorable changes in government rates related to an increase in the Medicare base rate in 2021 and the inclusion of calcimimetics in the Medicare bundle, favorable changes in government mix due to shifts to Medicare Advantage plans, as well as favorable changes in commercial mix and increased hospital inpatient dialysis revenue driven by COVID-19, partially offset by a seasonal decline from co-insurance and deductibles.
U.S. dialysis revenues for the first quarter of 2021 decreased from the first quarter of 2020 primarily due to a decrease in dialysis treatments, partially offset by an increase in our average patient service revenue per treatment. Our U.S. dialysis treatments decreased primarily due to a decline in non-acquired dialysis treatments due to higher mortality, and a decrease in treatment days. Our U.S. dialysis average patient service revenue per treatment increased primarily driven by favorable changes in government rates related to an increase in Medicare base rate in 2021 and the temporary suspension of Medicare sequestration, as well as favorable changes in government mix due to shifts to Medicare Advantage plans and favorable changes in commercial mix.

Operating expenses:

	Three months ended			Q1 2021 vs. Q4 2020		Q1 2021 vs. Q1 2020
	March 31, 2021	December 31, 2020	March 31, 2020	Amount	Percent	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,739	$1,856	$1,783	$(117)	(6.3)%	$(44)	(2.5)%
General and administrative	221	241	204	(20)	(8.3)%	17	8.3%
Depreciation and amortization	156	152	146	4	2.6%	10	6.8%
Equity investment income	(6)	(7)	(9)	1	14.3%	3	33.3%
Total operating expenses and charges	$2,110	$2,241	$2,125	$(131)	(5.8)%	$(15)	(0.7)%
Patient care costs per treatment	$238.69	$245.06	$237.35	$(6.37)	(2.6)%	$1.34	0.6%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
Patient care costs. U.S. dialysis patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of compensation expenses including labor and benefits, pharmaceuticals, medical supplies and other operating costs of our dialysis centers.
U.S. dialysis patient care costs per treatment for the first quarter of 2021 decreased from the fourth quarter of 2020 primarily due to a decrease in COVID-19-related expenses, including a decrease in compensation and medical supply expenses that had been driven higher in the fourth quarter of 2020 by the winter COVID-19 surge, a decrease in utilities expense driven by our virtual power purchase arrangements, as well as decreases in health benefit expenses, pharmaceutical unit costs and other direct operating expenses associated with our dialysis centers. These decreases were partially offset by an increase in labor costs due to lower productivity levels at our dialysis centers and a seasonal increase in payroll taxes.
U.S. dialysis patient care costs per treatment for the first quarter of 2021 increased from the first quarter of 2020 primarily due to an increase in labor costs driven by lower productivity levels at our dialysis centers, an increase in COVID-19-related expenses, including an increase in medical supply expense, as well as higher other direct operating expenses associated with our dialysis centers. These increases were partially offset by a decrease in pharmaceutical unit costs and intensity, a decrease in utilities expense driven by our virtual power purchase arrangements, decreased health benefit expenses due to reduced claims volume and a decline in travel expense.
General and administrative expenses. U.S. dialysis general and administrative expenses in the first quarter of 2021 decreased from the fourth quarter of 2020 primarily due to decreases in costs related to COVID-19, including a decrease in compensation expenses, as well as decreases in contributions to our charitable foundation and professional fees.
U.S. dialysis general and administrative expenses for the first quarter of 2021 increased from the first quarter of 2020 primarily due to an increase in labor costs related to increased headcount and labor rates, and increased professional fees. These increases were partially offset by decreases in travel expenses.
Depreciation and amortization. Depreciation and amortization expense is directly impacted by the number of dialysis centers we develop and acquire. U.S. dialysis depreciation and amortization expenses for the quarter ended March 31, 2021 compared to the quarters ended December 31, 2020 and March 31, 2020 increased primarily due to growth in the number of dialysis centers we operated in the first quarter of 2021.
Equity investment income. U.S. dialysis equity investment income for the first quarter of 2021 decreased from the fourth quarter of 2020 and from the first quarter of 2020 primarily due to a decrease in profitability at our nonconsolidated joint ventures.
Operating income:

	Three months ended			Q1 2021 vs. Q4 2020		Q1 2021 vs. Q1 2020
	March 31, 2021	December 31, 2020	March 31, 2020	Amount	Percent	Amount	Percent
	(dollars in millions)
Operating income	$480	$433	$492	$47	10.9%	$(12)	(2.4)%

U.S. dialysis operating income for the first quarter of 2021 increased from the fourth quarter of 2020 primarily due to an increase in our average patient service revenue per treatment, as described above, as well as decreases in COVID-19-related expenses, health benefits expense, utilities expense, pharmaceutical unit costs and other direct operating expenses associated with our dialysis centers, as described above. Operating income was negatively impacted by a decrease in dialysis treatments, and increases in labor costs and payroll taxes, as described above.
U.S. dialysis operating income for the first quarter of 2021 decreased from the first quarter of 2020 primarily due to a decrease in dialysis treatments, as described above, and increases in labor costs, COVID-19-related expenses and other direct operating expenses associated with our dialysis centers, as described above. These decreases to operating income were partially offset by an increase in our average patient service revenue per treatment, as described above, and decreases in pharmaceutical unit costs and intensity, utilities expense, health benefit expenses and travel expense, as described above.
Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of March 31, 2021, these consisted primarily of integrated care and disease management, ESRD seamless care organizations (ESCOs), clinical research programs and physician services, as well as our international operations. These ancillary services, including our international operations, generated revenues of approximately $261 million in the three months ended March 31, 2021, representing approximately 9% of our consolidated revenues for the period. If any of our ancillary services, such as our international operations, are unsuccessful, it could have a negative impact on our business, results of operations, financial condition and cash flows, and we may determine to exit that line of business, which could result in significant termination costs. In addition, we have in the past and may in the future incur material restructuring, write-off or impairment charges on our investment in one or more of these ancillary services, including goodwill.
We expect to add additional service offerings to our business and to pursue other ancillary service opportunities in the future as circumstances warrant, which could include, among other things, healthcare services not related to dialysis.
As of March 31, 2021, our international dialysis operations provided dialysis and administrative services through a total of 323 outpatient dialysis centers located in ten countries outside of the United States.
Ancillary services results of operations

	Three months ended			Q1 2021 vs. Q4 2020		Q1 2021 vs. Q1 2020
	March 31, 2021	December 31, 2020	March 31, 2020	Amount	Percent	Amount	Percent
	(dollars in millions)
Revenues:
U.S. ancillary	$99	$124	$124	$(25)	(20.2)%	$(25)	(20.2)%
International	162	152	137	10	6.6%	25	18.2%
Total ancillary services revenues	$261	$276	$261	$(15)	(5.4)%	$—	—%

Operating (loss) income:
U.S. ancillary	$(25)	$(25)	$(19)	$—	—%	$(6)	(31.6)%
International(1)	13	(2)	17	15	750.0%	(4)	(23.5)%
Total ancillary services operating loss	$(12)	$(27)	$(3)	$15	55.6%	$(9)	(300.0)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income (loss) for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020, includes foreign currency gains (losses) embedded in equity method income recognized from our APAC joint venture of approximately $3 million, $(6) million and $10 million, respectively.
Revenues:
U.S. ancillary services revenues for the first quarter of 2021 decreased from the fourth quarter of 2020 due to a decrease in revenue in our integrated care and disease management business primarily related to the reduction in members in our special needs plans, and the recognition of certain revenue in the fourth quarter of 2020 in our ESCO joint ventures that did not recur in the first quarter of 2021. International revenues for the first quarter of 2021 increased from the fourth quarter of 2020 primarily due to acquisition-related growth, partially offset by higher mortality driven by COVID-19.

U.S. ancillary services revenues for the first quarter of 2021 decreased from the first quarter of 2020 due to a decrease in revenues in our integrated care and disease management business primarily related to the reduction in members in our special needs plans, as well as a decrease in revenues in our clinical research programs and our vascular access business due to the sale of RMS Lifeline, Inc., our vascular access business, effective May 1, 2020. Our international revenues for the first quarter of 2021 increased from the first quarter of 2020 primarily due to acquisition-related growth, partially offset by higher mortality driven by COVID-19.
Operating loss:
U.S. ancillary services operating loss for the first quarter of 2021 were relatively flat from the fourth quarter of 2020 which was driven by a decrease in operating loss in our integrated care and disease management business offset by an increase in operating loss in our ESCO joint ventures. International operating results for the first quarter of 2021 increased from the fourth quarter of 2020 primarily driven by an increase in equity income from fluctuations in foreign currency at our APAC JV and acquisition-related growth in our international business.
U.S. ancillary services operating loss for the first quarter of 2021 increased from the first quarter of 2020, primarily due to a decrease in operating results at our integrated care and disease management business, as described above. International operating results for the first quarter of 2021 decreased from the first quarter of 2020 primarily due to a decline in equity income from fluctuations in foreign currency at our APAC JV, partially offset by acquisition-related growth in our international business.
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

	Three months ended			Q1 2021 vs. Q4 2020		Q1 2021 vs. Q1 2020
	March 31, 2021	December 31, 2020	March 31, 2020	Amount	Percent	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(25)	$(24)	$(24)	$(1)	(4.2)%	$(1)	(4.2)%
Corporate administrative support expenses for the quarter ended March 31, 2021 compared to the quarter ended December 31, 2020 were impacted by an increase in professional fees. Corporate administrative support expenses for the first quarter of 2021 increased from the first quarter of 2020 primarily due to an increase in insurance expense.
Corporate-level charges

	Three months ended			Q1 2021 vs. Q4 2020		Q1 2021 vs. Q1 2020
	March 31, 2021	December 31, 2020	March 31, 2020	Amount	Percent	Amount	Percent
	(dollars in millions)
Debt expense	$67	$60	$89	$7	11.7%	$(22)	(24.7)%
Debt refinancing charges	$—	$—	$3	$—		$(3)	(100.0)%
Other income (loss)	$1	$6	$(4)	$(5)	(83.3)%	$5	125.0%
Effective income tax rate	22.6%	22.4%	24.8%		0.2%		(2.2)%
Effective income tax rate from continuing operations attributable to DaVita Inc.(1)	26.4%	27.5%	28.5%		(1.1)%		(2.1)%
Net income attributable to noncontrolling interests	$54	$61	$48	$(7)	(11.5)%	$6	12.5%

(1)For a reconciliation of our effective income tax rate from continuing operations attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.
Debt expense
Debt expense for the first quarter of 2021 increased from the fourth quarter of 2020 as a result of completing an unregistered add-on offering of $1.0 billion aggregate principal amount to our existing 4.625% senior notes due June 1, 2030 (the Additional 2030 Notes) and higher average borrowings under the revolving line of credit, which increased interest expense for the quarter.

Debt expense for the first quarter of 2021 decreased from the first quarter of 2020 primarily due to a decrease in our overall weighted average effective interest rate on our debt, including as a result of refinancing our 5.125% senior notes and 5.0% senior notes with lower cost debt, a reduction in the LIBOR component of the interest rate on debt under our senior secured credit facilities and a repricing of the interest rate margin applicable to the Term Loan B component of our senior secured credit facilities.
Our overall weighted average effective interest rate for the first quarter of 2021 was 3.08% compared to 3.07% for the fourth quarter of 2020 and 4.35% for the first quarter of 2020. See Note 6 to the condensed consolidated financial statements for further information on the components of our debt.
Debt refinancing charges
The three months ended March 31, 2020 include $3 million of refinancing charges comprised partially of fees incurred on the repricing of our Term Loan B and partially of deferred financing costs written off for the portion of this debt considered extinguished and reborrowed.
Other income (loss)
Other income (loss) consists primarily of interest income on cash and cash equivalents and short- and long-term investments, realized and unrealized gains and losses recognized on investments, and foreign currency transaction gains and losses.
Other income for the first quarter of 2021 decreased from the fourth quarter of 2020 primarily due to a decrease in gains recognized on investments in addition to recognized losses on foreign currency transactions in the first quarter of 2021 compared to recognized gains in the fourth quarter of 2020. Other income for the first quarter of 2021 increased from the first quarter of 2020 due to recognized gains on investment in the first quarter of 2021 compared to recognized losses in the first quarter of 2020 in addition to a decrease in losses recognized on foreign currency transactions.
Effective income tax rate
The effective income tax rate for the first quarter of 2021 was relatively flat from the fourth quarter of 2020. The effective income tax rate from continuing operations attributable to DaVita Inc. for the first quarter of 2021 decreased from the fourth quarter of 2020 primarily due to a reduction in nondeductible advocacy spend in 2021.
The effective income tax rate and the effective income tax rate from continuing operations attributable to DaVita Inc. for the first quarter of 2021 decreased from the first quarter of 2020 primarily due to a reduction in nondeductible advocacy spend and an increase in equity compensation deductions recognized in the first quarter of 2021.
Net income attributable to noncontrolling interests
The decrease in net income attributable to noncontrolling interests for the first quarter of 2021 from the fourth quarter of 2020 was primarily due to decreased earnings at certain U.S. dialysis partnerships. The increase in net income attributable to noncontrolling interests for the first quarter of 2021 from the first quarter of 2020 was primarily due to improved earnings at certain U.S. dialysis partnerships and reimbursements we made to certain of our U.S. dialysis partnerships for certain COVID-19-related expenses.
Accounts receivable
Our consolidated accounts receivable balances at March 31, 2021 and December 31, 2020 were $2.041 billion and $1.824 billion, respectively, representing approximately 66 and 59 days sales outstanding (DSO), respectively, net of allowances for uncollectible accounts. Consolidated DSO increased primarily due to temporary billing holds related to winter storms and changes in calcimimetics reimbursement. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes in the first quarter of 2021 from the fourth quarter of 2020 in the amount of unreserved accounts receivable over one year old or in the amounts pending approval from third-party payors.

Liquidity and capital resources
The following table shows the summary of our major sources and uses of cash, cash equivalents and restricted cash:

	Three months ended March 31,		Q1 2021 vs. Q1 2020
	2021	2020	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$292	$288	$4	1.4%
Non-cash items in net income	209	274	(65)	(23.7)%
Other working capital changes	(328)	(205)	(123)	60.0%
Other	(18)	3	(21)	(700.0)%
	$154	$360	$(206)	(57.2)%

Net cash (used in) provided by investing activities:
Capital expenditures:
Routine maintenance/IT/other	$(90)	$(82)	$(8)	9.8%
Development and relocations	(55)	(73)	18	(24.7)%
Acquisition expenditures	(4)	(34)	30	(88.2)%
Proceeds from sale of self-developed properties	16	27	(11)	(40.7)%
Other	8	(1)	9	(900.0)%
	$(124)	$(163)	$39	(23.9)%

Net cash provided by (used in) financing activities:
Debt issuances net of (payments) and financing costs	$900	$466	$434	93.1%
Distributions to noncontrolling interest	(54)	(58)	4	(6.9)%
Contributions from noncontrolling interest	11	9	2	22.2%
Share repurchases	(316)	(322)	6	(1.9)%
Other	(4)	2	(6)	(300.0)%
	$537	$97	$440	453.6%

Total number of shares repurchased	2,949	4,052	(1,103)	(27.2)%

Free cash flow(1)	$(17)	$184	$(201)	(109.2)%
Certain columns or rows may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of our free cash flow, see "Reconciliations of Non-GAAP measures" section below.
Consolidated cash flows
Consolidated cash flows from operating activities during the three months ended March 31, 2021 were $154 million, compared to consolidated operating cash flows for the three months ended March 31, 2020 of $360 million. The decrease in operating cash flows was primarily driven by an increase in total DSO of seven days for the three months ended March 31, 2021 compared an increase of one day for the three months ended March 31, 2020, in addition to timing of other working capital items.
Free cash flow during the three months ended March 31, 2021 decreased from the three months ended March 31, 2020 primarily due to a decrease in net cash provided by operating activities as described above.
Other significant sources of cash included proceeds from the issuance of $1.0 billion in aggregate principal amount of the Additional 2030 Notes as an add-on offering to our 4.625% senior notes due 2030 that were issued at an offering price of 101.750% of face amount, and other significant uses of cash included the repayment in full of borrowings under our revolving line of credit during the first quarter of 2021. Other net debt payments during the three months ended March 31, 2021 primarily consisted of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $22 million on Term Loan A and $7 million on Term Loan B-1 and additional required principal payments under other debt arrangements. In addition, we incurred bond issuance costs of approximately $8 million in cash. See further discussion in Note 6 to the condensed consolidated financial statements related to our debt financing activities. For the three months ended March 31, 2021 we used cash to repurchase 2,949,482 shares of our common stock.

By comparison, the same period in 2020 included a net draw on our revolving line of credit of $500 million. Net debt payments during the first quarter of 2020 primarily consisted of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $11 million on Term Loan A and $7 million on Term Loan B-1 as well as additional required principal payments under other debt arrangements. In addition, we incurred refinancing costs related to the repricing of our Term Loan B-1 of approximately $3 million. For the three months ended March 31, 2020 we used cash to repurchase 4,052,298 shares of our common stock.
Dialysis center footprint and growth
The table below shows the growth in our dialysis operations by number of dialysis centers owned or operated:

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
	2021	2020	2021	2020
Number of centers operated at beginning of period	2,816	2,753	321	259
Acquired centers	—	2	2	22
Developed centers	18	22	2	2
Net change in non-owned managed or administered centers(1)	—	—	1	1
Sold and closed centers(2)	(1)	(2)	(3)	—
Closed centers(3)	(6)	(3)	—	(2)
Number of centers operated at end of period	2,827	2,772	323	282

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
Stock repurchases
The following table summarizes our common stock repurchases during the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Shares repurchased	Amount paid (in millions)	Average paid per share	Shares repurchased	Amount paid (in millions)	Average paid per share
Open market repurchases	2,949,482	$322	$109.28	4,052,298	$303	$74.81
See further discussion of our stock repurchases in Note 8 to the condensed consolidated financial statements.
Available liquidity
As of March 31, 2021, we had an undrawn $1.0 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, but there are currently no letters of credit outstanding under this facility. We separately have approximately $65 million of outstanding letters of credit under a separate bilateral secured letter of credit facility.
See Note 6 to the condensed consolidated financial statements for components of our long-term debt and their interest rates. We may from time to time seek to obtain funds or refinance existing debt through additional debt financings or other capital alternatives.
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
We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our senior secured credit facilities and our access to the capital markets, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. Our primary recurrent sources of liquidity are cash from operations and cash from borrowings, which are subject to general, economic, financial, competitive, regulatory and other factors that are beyond our control, as described in Item 1A Risk Factors of our 2020 10-K.
Reconciliations of non-GAAP measures
The following tables provide reconciliations of our effective income tax rate on income from continuing operations attributable to DaVita Inc. excluding noncontrolling owners' income, which primarily relates to non-tax paying entities. We believe this adjusted effective income tax rate is useful to management, investors and analysts in evaluating our performance and establishing expectations for income taxes incurred on our ordinary results attributable to DaVita Inc.
In addition, our free cash flow represents net cash provided by operating activities, less distributions to noncontrolling interests and all capital expenditures (including development capital expenditures, routine maintenance and information technology), plus contributions from noncontrolling interests and proceeds from the sale of self-developed properties. Management uses this measure to assess our ability to fund acquisitions and meet our debt service obligations and we believe this measure is equally useful to investors and analysts as an adjunct to cash flows from operating activities and other measures under U.S. generally accepted accounting principles (GAAP).
These non-GAAP or “adjusted” measures are presented because management believes these measures are useful adjuncts to our GAAP results. It is important to bear in mind that these non-GAAP “adjusted” measures are not measures of financial performance under GAAP and should not be considered in isolation from, nor as substitutes for, their most comparable GAAP measures.

	Three months ended
	March 31, 2021	December 31, 2020	March 31, 2020
	(dollars in millions)
Income from continuing operations before income taxes	$377	$327	$369
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(54)	(61)	(48)
Income from continuing operations before income taxes attributable to DaVita Inc.	$323	$267	$321
Income tax expense for continuing operations	$85	$73	$92
Less: Income tax attributable to noncontrolling interests	—	—	—
Income tax expense from continuing operations attributable to DaVita Inc.	$85	$73	$91
Effective income tax rate on income from continuing operations attributable to DaVita Inc.	26.4%	27.5%	28.5%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended
	March 31, 2021	March 31, 2020
	(dollars in millions)
Net cash provided by operating activities	$154	$360
Less: Distributions to noncontrolling interests	(54)	(58)
Plus: Contributions from noncontrolling interests	11	9
Cash provided by operating activities attributable to DaVita Inc.	111	312
Less: Expenditures for routine maintenance and information technology	(90)	(82)
Less: Expenditures for development	(55)	(73)
Plus: Proceeds from sale of self-developed properties	16	27
Free cash flow	$(17)	$184
Certain columns or rows may not sum due to the presentation of rounded numbers.

Off-balance sheet arrangements and aggregate contractual obligations
In addition to the debt obligations and operating lease liabilities reflected on our balance sheet, we have commitments associated with letters of credit, as well as certain working capital funding obligations associated with our equity investments in nonconsolidated dialysis ventures that we manage and some that we manage which are wholly-owned by third parties.
We also have potential obligations to purchase the noncontrolling interests held by third parties in many of our majority-owned dialysis partnerships and other nonconsolidated entities. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. For additional information on these obligations and how we measure and report them, see Note 12 to the condensed consolidated financial statements and Note 17 and Note 24 to the consolidated financial statements included in our 2020 10-K.
The following is a summary of these off-balance sheet contractual obligations and commitments as of March 31, 2021:

	Remainder of 2021	2022-2024	2025-2026	After 5 years	Total
	(dollars in millions)
Potential cash requirements under other commitments:
Letters of credit	$65	$—	$—	$—	$65
Noncontrolling interests subject to put provisions	1,015	156	106	72	1,349
Non-owned and minority owned put provisions	109	5	—	—	114
Operating capital advances	1	3	1	3	8
Purchase commitments	395	817	—	—	1,212
	$1,585	$981	$107	$75	$2,748
For information on the maturities and other terms of our long term debt, see Note 6 to the condensed consolidated financial statements.
In addition to the commitments listed above, in 2017 we entered into a sourcing and supply agreement with Amgen USA Inc. (Amgen) that expires on December 31, 2022. Under the terms of this agreement, we will purchase EPO from Amgen in amounts necessary to meet no less than 90% of our requirements for erythropoiesis-stimulating agents (ESAs) through the expiration of the contract. The actual amount of EPO that we will purchase will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that we serve.
The purchase commitments in the table above represent our agreements with various suppliers to purchase set amounts of dialysis equipment, parts, and supplies. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier.
Settlements of existing income tax liabilities for unrecognized tax benefits of approximately $90 million, including interest, penalties and other long-term tax liabilities, are excluded from the table above as reasonably reliable estimates of their timing cannot be made.
New Accounting Standards
See discussion of new accounting standards in Note 14 to the condensed consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest rate and foreign currency sensitivity
There has been no material change in the nature of the Company's interest rate risks or foreign currency exchange risks from those described in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
The tables below provide information about our financial instruments that are sensitive to changes in interest rates as of March 31, 2021. For further information on the components of the Company's long-term debt and their interest rates, see Note 6 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q at Part I Item 1.

	Expected maturity date								Average interest rate	Fair Value(1)
	2021	2022	2023	2024	2025	2026	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$24	$36	$47	$30	$30	$41	$4,423	$4,631	4.33%	$4,329
Variable rate	$105	$135	$179	$1,393	$36	$2,583	$1	$4,432	1.99%	$4,426

(1)Represents the fair value of the Company’s long-term debt excluding financing leases. See Note 6 to the condensed consolidated financial statements for further details.

	Notional Amount	Contract maturity date								Fair Value
		2021	2022	2023	2024	2025	2026	Thereafter	Receive variable
	(dollars in millions)
2019 cap agreements	$3,500	$—	$—	$—	$3,500	$—	$—	$—	LIBOR above 2%	$9.2
Item 4.     Controls and Procedures
Management has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits pursuant to the Securities Exchange Act of 1934 (Exchange Act) as amended is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate to allow for timely decisions regarding required disclosures.
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements as of March 31, 2021. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as required by the Exchange Act as of such date for our Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.
There was no change in the Company's internal control over financial reporting that was identified during the evaluation that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Part II, Item 1 is incorporated herein by reference to the information set forth under the caption “Commitments and Contingencies” in Note 7 to the condensed consolidated financial statements included in this report.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K (2020 10-K) for the year ended December 31, 2020 filed with Securities and Exchange Commission. You should carefully consider the risks included in our 2020 10-K, together with all the other information in this Quarterly Report on Form 10-Q, including the forward-looking statements in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during the first quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
January 1-31, 2021	578	$119.94	578	$1,860,629
February 1-28, 2021	1,085	106.01	1,085	$1,745,611
March 1-31, 2021	1,286	107.26	1,286	$1,607,622
	2,949	$109.28	2,949
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
As of April 28, 2021, we had a total of $1.499 billion available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Items 3, 4 and 5 are not applicable

Item 6.    Exhibits

Exhibit
Number

31.1	Certification of the Chief Executive Officer, dated April 29, 2021, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated April 29, 2021, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated April 29, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated April 29, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Filed or furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JOHN D. WINSTEL
John D. Winstel
Chief Accounting Officer*
Date: April 29, 2021

*	Mr. Winstel has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.