Form 10-Q
period 2021-06-30
DAVITA INC.
filed 2021-08-03
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 30, 2021, the number of shares of the Registrant’s common stock outstanding was approximately 104.8 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Dialysis patient service revenues	$2,817,957	$2,758,197	$5,532,544	$5,471,478
Other revenues	98,553	121,782	203,967	249,738
Total revenues	2,916,510	2,879,979	5,736,511	5,721,216
Operating expenses:
Patient care costs	1,965,277	1,984,564	3,903,607	3,960,013
General and administrative	298,091	316,209	579,517	579,785
Depreciation and amortization	169,689	157,376	335,390	312,055
Equity investment income	(7,023)	(4,342)	(15,081)	(22,185)
Loss on changes in ownership interest, net	—	16,252	—	16,252
Total operating expenses	2,426,034	2,470,059	4,803,433	4,845,920
Operating income	490,476	409,920	933,078	875,296
Debt expense	(73,324)	(81,381)	(140,338)	(169,984)
Debt refinancing charges	—	—	—	(2,948)
Other income, net	15,188	9,545	16,356	5,195
Income from continuing operations before income taxes	432,340	338,084	809,096	707,559
Income tax expense	81,309	83,212	166,520	174,772
Net income from continuing operations	351,031	254,872	642,576	532,787
Net income from discontinued operations, net of tax	—	—	—	9,980
Net income	351,031	254,872	642,576	542,767
Less: Net income attributable to noncontrolling interests	(57,211)	(53,270)	(111,353)	(101,572)
Net income attributable to DaVita Inc.	$293,820	$201,602	$531,223	$441,195

Earnings per share attributable to DaVita Inc.:
Basic net income from continuing operations	$2.76	$1.65	$4.94	$3.49
Basic net income	$2.76	$1.65	$4.94	$3.57
Diluted net income from continuing operations	$2.64	$1.62	$4.72	$3.44
Diluted net income	$2.64	$1.62	$4.72	$3.52

Weighted average shares for earnings per share:
Basic shares	106,364	122,074	107,606	123,485
Diluted shares	111,423	124,068	112,555	125,479

Amounts attributable to DaVita Inc.:
Net income from continuing operations	$293,820	$201,602	$531,223	$431,215
Net income from discontinued operations	—	—	—	9,980
Net income attributable to DaVita Inc.	$293,820	$201,602	$531,223	$441,195
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$351,031	$254,872	$642,576	$542,767
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on interest rate cap agreements:
Unrealized (losses) gains	(2,059)	(1,824)	2,823	(14,842)
Reclassifications of net realized losses into net income	1,033	1,623	2,066	3,246
Unrealized gains (losses) on foreign currency translation	57,910	5,619	(4,634)	(76,013)
Other comprehensive income (loss)	56,884	5,418	255	(87,609)
Total comprehensive income	407,915	260,290	642,831	455,158
Less: Comprehensive income attributable to noncontrolling interests	(57,211)	(53,270)	(111,353)	(101,572)
Comprehensive income attributable to DaVita Inc.	$350,704	$207,020	$531,478	$353,586
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1,043,632	$324,958
Restricted cash and equivalents	162,846	176,832
Short-term investments	36,701	20,101
Accounts receivable	1,947,466	1,824,282
Inventories	115,369	111,625
Other receivables	541,430	544,376
Prepaid and other current assets	69,360	76,387
Income tax receivable	61,782	70,163
Total current assets	3,978,586	3,148,724
Property and equipment, net of accumulated depreciation of $4,760,572 and $4,480,429, respectively	3,485,600	3,521,824
Operating lease right-of-use assets	2,865,320	2,863,089
Intangible assets, net of accumulated amortization of $73,215 and $70,141, respectively	162,484	166,585
Equity method and other investments	245,389	257,491
Long-term investments	33,777	32,193
Other long-term assets	95,490	79,501
Goodwill	6,943,665	6,919,109
	$17,810,311	$16,988,516
LIABILITIES AND EQUITY
Accounts payable	$376,264	$434,253
Other liabilities	837,284	810,529
Accrued compensation and benefits	593,859	685,555
Current portion of operating lease liabilities	382,342	369,497
Current portion of long-term debt	184,435	168,541
Income tax payable	11,856	7,768
Total current liabilities	2,386,040	2,476,143
Long-term operating lease liabilities	2,727,323	2,738,670
Long-term debt	8,798,263	7,917,263
Other long-term liabilities	157,687	150,060
Deferred income taxes	851,961	809,600
Total liabilities	14,921,274	14,091,736
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,426,211	1,330,028
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 110,644 and 105,625 shares issued and outstanding at June 30, 2021, respectively, and 109,933 shares issued and outstanding at December 31, 2020)	111	110
Additional paid-in capital	523,038	597,073
Retained earnings	1,383,760	852,537
Treasury stock (5,019 and zero shares, respectively)	(563,230)	—
Accumulated other comprehensive loss	(65,899)	(66,154)
Total DaVita Inc. shareholders' equity	1,277,780	1,383,566
Noncontrolling interests not subject to put provisions	185,046	183,186
Total equity	1,462,826	1,566,752
	$17,810,311	$16,988,516
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(dollars in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$642,576	$542,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335,390	312,055
Debt refinancing charges	—	884
Stock-based compensation expense	51,717	42,125
Deferred income taxes	40,685	132,101
Equity investment income, net	(2,764)	(6,494)
Loss on sales of business interests, net	—	16,252
Other non-cash charges, net	1,274	(5,885)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(117,171)	15,194
Inventories	(3,270)	(696)
Other receivables and prepaid and other current assets	14,465	(131,988)
Other long-term assets	(13,706)	1,950
Accounts payable	(47,390)	(15,858)
Accrued compensation and benefits	(90,381)	(19,325)
Other current liabilities	25,090	146,490
Income taxes	10,753	(4,800)
Other long-term liabilities	(13,232)	(13,269)
Net cash provided by operating activities	834,036	1,011,503
Cash flows from investing activities:
Additions of property and equipment	(294,438)	(291,667)
Acquisitions	(23,890)	(44,267)
Proceeds from asset and business sales	29,774	70,615
Purchase of debt investments held-to-maturity	(7,923)	(142,483)
Purchase of other debt and equity investments	(2,164)	(3,034)
Proceeds from debt investments held-to-maturity	7,923	7,621
Proceeds from sale of other debt and equity investments	11,908	3,438
Purchase of equity method investments	(6,029)	(8,101)
Distributions from equity method investments	1,140	739
Net cash used in investing activities	(283,699)	(407,139)
Cash flows from financing activities:
Borrowings	1,611,086	2,324,300
Payments on long-term debt	(754,407)	(635,695)
Deferred financing costs	(9,089)	(20,375)
Purchase of treasury stock	(560,507)	(321,798)
Distributions to noncontrolling interests	(99,362)	(118,553)
Net payments related to stock purchases and awards	(43,605)	(2,106)
Contributions from noncontrolling interests	15,925	20,582
Purchases of noncontrolling interests	(4,493)	(6,782)
Net cash provided by financing activities	155,548	1,239,573
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,197)	(16,936)
Net increase in cash, cash equivalents and restricted cash	704,688	1,827,001
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	—
Net increase in cash, cash equivalents and restricted cash from continuing operations	704,688	1,827,001
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	501,790	1,208,718
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$1,206,478	$3,035,719
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended June 30, 2021
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at March 31, 2021	$1,349,160	110,027	$110	$603,172	$1,089,940	(2,949)	$(322,333)	$(122,783)	$1,248,106	$185,109
Comprehensive income:
Net income	44,992				293,820				293,820	12,219
Other comprehensive income								56,884	56,884
Stock award plans		617	1	(44,907)					(44,906)
Stock-settled stock-based compensation expense				26,958					26,958
Changes in noncontrolling interest from:
Distributions	(29,983)									(15,512)
Contributions	3,094									2,142
Acquisitions and divestitures										1,249
Partial purchases	(351)			(2,886)					(2,886)	(161)
Fair value remeasurements	59,299			(59,299)					(59,299)
Purchase of treasury stock						(2,070)	(240,897)		(240,897)
Balance at June 30, 2021	$1,426,211	110,644	$111	$523,038	$1,383,760	(5,019)	$(563,230)	$(65,899)	$1,277,780	$185,046

	Six months ended June 30, 2021
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2020	$1,330,028	109,933	$110	$597,073	$852,537	—	$—	$(66,154)	$1,383,566	$183,186
Comprehensive income:
Net income	80,592				531,223				531,223	30,761
Other comprehensive income								255	255
Stock award plans		711	1	(51,177)					(51,176)
Stock-settled stock-based compensation expense				50,513					50,513
Changes in noncontrolling interest from:
Distributions	(64,242)									(35,120)
Contributions	10,789									5,136
Acquisitions and divestitures										1,249
Partial purchases	(552)			(3,775)					(3,775)	(166)
Fair value remeasurements	69,596			(69,596)					(69,596)
Purchase of treasury stock						(5,019)	(563,230)		(563,230)
Balance at June 30, 2021	$1,426,211	110,644	$111	$523,038	$1,383,760	(5,019)	$(563,230)	$(65,899)	$1,277,780	$185,046

	Three months ended June 30, 2020
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at March 31, 2020	$1,228,036	125,857	$126	$720,053	$1,671,331	(4,052)	$(303,139)	$(140,525)	$1,947,846	$185,498
Comprehensive income:
Net income	34,707				201,602				201,602	18,563
Other comprehensive income								5,418	5,418
Stock award plan		180		(7,891)					(7,891)
Stock-settled stock-based compensation expense				21,881					21,881
Changes in noncontrolling interest from:
Distributions	(39,569)									(20,853)
Contributions	8,812									2,383
Acquisitions and divestitures	(3,214)									(1,383)
Partial purchases	(6,418)			4,642					4,642	(4,306)
Fair value remeasurements	19,583			(19,583)					(19,583)
Purchase of treasury stock
Balance at June 30, 2020	$1,241,937	126,037	$126	$719,102	$1,872,933	(4,052)	$(303,139)	$(135,107)	$2,153,915	$179,902

	Six months ended June 30, 2020
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2019	$1,180,376	125,843	$126	$749,043	$1,431,738	—	$—	$(47,498)	$2,133,409	$185,833
Comprehensive income:
Net income	66,883				441,195				441,195	34,689
Other comprehensive loss								(87,609)	(87,609)
Stock award plan		194		(8,211)					(8,211)
Stock-settled stock-based compensation expense				41,678					41,678
Changes in noncontrolling interest from:
Distributions	(77,135)									(41,418)
Contributions	14,095									6,487
Acquisitions and divestitures	(3,214)									(1,383)
Partial purchases	(6,673)			4,197					4,197	(4,306)
Fair value remeasurements	67,605			(67,605)					(67,605)
Purchase of treasury stock						(4,052)	(303,139)		(303,139)
Balance at June 30, 2020	$1,241,937	126,037	$126	$719,102	$1,872,933	(4,052)	$(303,139)	$(135,107)	$2,153,915	$179,902

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
2.     Revenue recognition
The following table summarizes the Company's segment revenues by primary payor source:

	Three months ended June 30, 2021			Three months ended June 30, 2020
	U.S. dialysis	Other - Ancillary services	Consolidated	U.S. dialysis	Other - Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage(1)	$1,562,164	$	$1,562,164	$1,547,113	$	$1,547,113
Medicaid and Managed Medicaid	194,641		194,641	182,324		182,324
Other government(1)	82,317	118,464	200,781	86,954	90,813	177,767
Commercial	830,801	50,817	881,618	850,558	35,557	886,115
Other revenues:
Medicare and Medicare Advantage		80,211	80,211		99,829	99,829
Medicaid and Managed Medicaid		305	305		283	283
Commercial		1,189	1,189		9,050	9,050
Other(2)	6,415	10,503	16,918	7,995	9,103	17,098
Eliminations of intersegment revenues	(21,317)	—	(21,317)	(35,429)	(4,171)	(39,600)
Total	$2,655,021	$261,489	$2,916,510	$2,639,515	$240,464	$2,879,979

(1)During the first quarter of 2021, the Company realigned the classification of revenue previously disclosed in the “Other government” category to the “Medicare and Medicare Advantage” category for certain government-reimbursed plans which have structure and payment characteristics similar to traditional Medicare Advantage plans. The classification of revenue for these plans for the three months ended June 30, 2020 has also been recast to conform to the current period presentation.
(2)Other consists of management service fees earned in the respective Company line of business as well as other revenue from the Company's ancillary services.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	Six months ended June 30, 2021			Six months ended June 30, 2020
	U.S. dialysis	Other - Ancillary services	Consolidated	U.S. dialysis	Other - Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage(1)	$3,042,461	$	$3,042,461	$3,078,146	$	$3,078,146
Medicaid and Managed Medicaid	381,884		381,884	353,791		353,791
Other government(1)	162,501	225,293	387,794	170,052	185,387	355,439
Commercial	1,666,280	102,315	1,768,595	1,676,140	75,024	1,751,164
Other revenues:
Medicare and Medicare Advantage		165,807	165,807		198,307	198,307
Medicaid and Managed Medicaid		605	605		649	649
Commercial		7,223	7,223		19,571	19,571
Other(2)	13,091	21,665	34,756	13,438	26,705	40,143
Eliminations of intersegment revenues	(48,320)	(4,294)	(52,614)	(67,670)	(8,324)	(75,994)
Total	$5,217,897	$518,614	$5,736,511	$5,223,897	$497,319	$5,721,216

(1)During the first quarter of 2021, the Company realigned the classification of revenue previously disclosed in the “Other government” category to the “Medicare and Medicare Advantage” category for certain government-reimbursed plans which have structure and payment characteristics similar to traditional Medicare Advantage plans. The classification of revenue for these plans for the six months ended June 30, 2020 has also been recast to conform to the current period presentation.
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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income attributable to DaVita Inc.:
Continuing operations	$293,820	$201,602	$531,223	$431,215
Discontinued operations	—	—	—	9,980
Net income attributable to DaVita Inc.	$293,820	$201,602	$531,223	$441,195

Weighted average shares outstanding:
Basic shares	106,364	122,074	107,606	123,485
Assumed incremental from stock plans	5,059	1,994	4,949	1,994
Diluted shares	111,423	124,068	112,555	125,479

Basic net income attributable to DaVita Inc.:
Continuing operations per share	$2.76	$1.65	$4.94	$3.49
Discontinued operations per share	—	—	—	0.08
Basic net income per share attributable to DaVita Inc.	$2.76	$1.65	$4.94	$3.57

Diluted net income attributable to DaVita Inc.:
Continuing operations per share	$2.64	$1.62	$4.72	$3.44
Discontinued operations per share	—	—	—	0.08
Diluted net income per share attributable to DaVita Inc.	$2.64	$1.62	$4.72	$3.52

Anti-dilutive stock-settled awards excluded from calculation(1)	141	3,216	84	3,211

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
(unaudited)
(dollars and shares in thousands, except per share data)

4.     Short-term and long-term investments
The Company’s short-term and long-term debt and equity investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	June 30, 2021			December 31, 2020
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$8,222	$—	$8,222	$8,217	$—	$8,217
Investments in mutual funds and common stocks	—	62,256	62,256	—	44,077	44,077
	$8,222	$62,256	$70,478	$8,217	$44,077	$52,294
Short-term investments	$8,222	$28,479	$36,701	$8,217	$11,884	$20,101
Long-term investments	—	33,777	33,777	—	32,193	32,193
	$8,222	$62,256	$70,478	$8,217	$44,077	$52,294
Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held to maturity and recorded at amortized cost, which approximated their fair values at June 30, 2021 and December 31, 2020.
Equity securities: For the quarter ended June 30, 2021 certain of the Company’s equity investments previously accounted for under the adjusted cost method now have readily determinable fair values from public markets. As a result, these investments were reclassified from equity method and other investments to short-term investments during the quarter ended June 30, 2021. The Company recognized $8,328 in net unrealized gains on these investments during the three months ended June 30, 2021, which were valued at $25,579 as of June 30, 2021. The Company's remaining short-term and long-term equity investments are held within a trust to fund existing obligations associated with the Company’s non-qualified deferred compensation plans.
5.     Goodwill
Changes in goodwill by reportable segments were as follows:

	U.S. dialysis	Other - Ancillary services	Consolidated
Balance at December 31, 2019	$6,287,100	$500,535	$6,787,635
Acquisitions	24,377	105,680	130,057
Divestitures	(1,549)	(6,744)	(8,293)
Foreign currency and other adjustments	—	9,710	9,710
Balance at December 31, 2020	$6,309,928	$609,181	$6,919,109
Acquisitions	3,481	24,842	28,323
Foreign currency and other adjustments	—	(3,767)	(3,767)
Balance at June 30, 2021	$6,313,409	$630,256	$6,943,665

Balance at June 30, 2021:
Goodwill	$6,313,409	$762,407	$7,075,816
Accumulated impairment charges	—	(132,151)	(132,151)
	$6,313,409	$630,256	$6,943,665
The Company did not recognize any goodwill impairment charges during the six months ended June 30, 2021 and 2020.

As dialysis treatments are an essential, life-sustaining service for patients who depend on them, the Company's operations have continued throughout the novel coronavirus (COVID-19) pandemic. However, the ultimate impact of the dynamic and evolving COVID-19 pandemic on the Company will depend on future developments that are highly uncertain and difficult to predict, including among other things the ultimate severity and duration of the pandemic, further spread or resurgence of the virus (including as a result of the emergence of new strains of the virus such as the Delta variant), its impact on the chronic kidney disease (CKD) patient population and the Company's patient population, the availability, acceptance, impact and efficacy of COVID-19 vaccines and other treatments, or therapies, the pandemic’s continuing impact on the U.S.

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
Developments, events, changes in operating performance and other changes in circumstances since the dates of the Company’s last annual goodwill impairment assessments have not caused management to believe it is more likely than not that the fair values of any of the Company's reporting units would be less than their respective carrying amounts as of June 30, 2021. Except for the Company's Germany kidney care reporting unit as described further in Note 10 to the Company's consolidated financial statements included in the 2020 10-K, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of June 30, 2021.
6.     Income taxes
The Company's effective tax rate was 18.8% and 24.6% for the three months ended June 30, 2021 and 2020, respectively, and 20.6% and 24.7% for the six months ended June 30, 2021 and 2020, respectively. The decrease in the Company's effective tax rate for the three and six months ended June 30, 2021 compared to the prior year is primarily due to an increase in tax benefits from stock-based compensation deductions in the second quarter of 2021 as well as a reduction in nondeductible advocacy expenses in 2021.
7.     Long-term debt
Long-term debt was comprised of the following:

				As of June 30, 2021
	June 30, 2021	December 31, 2020	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A	$1,640,625	$1,684,375	8/12/2024	LIBOR + 1.50%	$1,640,625
Term Loan B-1	2,701,978	2,715,694	8/12/2026	LIBOR + 1.75%	$2,691,846
Revolving line of credit	—	75,000	8/12/2024	LIBOR + 1.50%
Senior Notes:
4.625% Senior Notes	2,750,000	1,750,000	6/1/2030	4.625%	$2,825,625
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.750%	$1,443,750
Acquisition obligations and other notes payable(2)	151,425	164,160	2021-2036	4.99%	$151,425
Financing lease obligations(3)	301,535	274,292	2022-2038	4.68%
Total debt principal outstanding	9,045,563	8,163,521
Discount, premium and deferred financing costs(4)	(62,865)	(77,717)
	8,982,698	8,085,804
Less current portion	(184,435)	(168,541)
	$8,798,263	$7,917,263

(1)For the Company's senior secured credit facilities and senior notes, fair value estimates are based upon bid and ask quotes, typically a level 2 input. For acquisition obligations and other notes payable, the carrying values presented approximate their estimated fair values, based on estimates of their present values using level 2 interest rate inputs.
(2)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and LIBOR interest rate components in effect as of June 30, 2021.
(3)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding. The term of one ground lease runs to 2070, in addition to the other lease maturity dates presented in the table above.
(4)As of June 30, 2021, the carrying amount of the Company's senior secured credit facilities is reduced by a discount of $4,965 and deferred financing costs of $31,488 and the carrying amount of the Company's senior notes is reduced by deferred financing costs of $43,266 and increased by a debt premium of $16,854. As of December 31, 2020, the carrying amount of the Company's senior secured

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

credit facilities is reduced by a discount of $5,461 and deferred financing costs of $35,825, and the carrying amount of the Company's senior notes is reduced by deferred financing costs of $36,431.
During the first six months of 2021, the Company made regularly scheduled mandatory principal payments under its senior secured credit facilities totaling $43,750 on Term Loan A and $13,716 on Term Loan B-1.
On February 26, 2021, the Company completed an unregistered add-on offering of $1,000,000 aggregate principal amount to the existing 4.625% senior notes due June 1, 2030 (the Additional 2030 Notes) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Additional 2030 Notes were issued at an offering price of 101.750% of face amount, plus an interest payment advance to the Company for interest that would have accrued from December 1, 2020 (the last interest payment date) through the closing date, and began bearing full six months' semi-annual coupon interest payments as of June 1, 2021. The terms of the Additional 2030 Notes, other than their issue date, offering price and first interest payment date, are identical to the terms of the $1,750,000 principal amount of the Company’s 4.625% Senior Notes due June 1, 2030 previously issued by the Company on June 9, 2020. The Additional 2030 Notes are unsecured senior obligations and rank equally in right of payment with the Company's existing and future unsecured senior indebtedness. During the six months ended June 30, 2021, the Company incurred $9,089 in fees and other professional expenses associated with this transaction, which were capitalized and will amortize over the term of the Additional 2030 Notes.
As of June 30, 2021, the Company's 2019 interest rate cap agreements have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-1 and a portion of Term Loan A. The remaining $842,603 outstanding principal balance of Term Loan A is subject to LIBOR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in the fair values of the cap agreements are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.
The following table summarizes the Company’s interest rate cap agreements outstanding as of June 30, 2021 and December 31, 2020, which are classified in "Other long-term assets" on its consolidated balance sheet:

					Six months ended June 30, 2021		Fair value
	Notional amount	LIBOR maximum rate	Effective date	Expiration date	Debt expense	Recorded OCI gain	June 30, 2021	December 31, 2020
2019 cap agreements	$3,500,000	2.00%	6/30/2020	6/30/2024	$2,754	$3,761	$6,432	$2,671
See Note 10 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense related to the Company’s interest rate cap agreements for the three and six months ended June 30, 2021 and 2020.
The Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the second quarter of 2021 was 2.16%, based on the current margins in effect for its senior secured credit facilities as of June 30, 2021, as described above.
The Company’s overall weighted average effective interest rate for the three and six months ended June 30, 2021 was 3.36% and 3.22%, respectively, and as of June 30, 2021 was 3.33%.
As of June 30, 2021, the Company’s interest rates were fixed on approximately 51% of its total debt.
As of June 30, 2021, the Company had an undrawn $1,000,000 revolving line of credit under its senior secured credit facilities. Credit available under this facility is reduced by the amount of any letters of credit outstanding under this facility, of which there were none as of June 30, 2021. The Company also had approximately $69,405 of outstanding letters of credit under a separate bilateral secured letter of credit facility as of June 30, 2021.
8.    Commitments and contingencies
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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations (which frequently arise from qui tam suits) and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of June 30, 2021 and December 31, 2020, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
2017 U.S. Attorney Colorado Investigation: In November 2017, the U.S. Attorney’s Office, District of Colorado informed the Company of an investigation it was conducting into possible federal healthcare offenses involving DaVita Kidney Care, as well as several of the Company’s wholly-owned subsidiaries. In addition to DaVita Kidney Care, the matter currently includes an investigation into DaVita Rx, DaVita Laboratory Services, Inc. (DaVita Labs), and RMS Lifeline Inc. (Lifeline). In each of August 2018, May 2019, and July 2021, the Company received a CID pursuant to the FCA from the U.S. Attorney's Office relating to this investigation. In May 2020, the Company sold its interest in Lifeline, but the Company retained certain liabilities of the Lifeline business, including those related to this investigation. The Company is continuing to cooperate with the government in this investigation.
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
* * *
Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved (other than as may be described above), it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators and to develop over the course of time. In addition to the inquiries and proceedings specifically identified above, the Company frequently is subject to other inquiries by state or federal government agencies, many of which relate to qui tam complaints filed by relators. Negative findings or terms and conditions that the Company might agree to accept as part of a negotiated resolution of pending or future government inquiries or relator proceedings could result in, among other things, substantial financial penalties or awards against the Company, substantial payments made by the Company, harm to the Company’s reputation, required changes to the Company’s business practices, an impact on the Company's various relationships and/or contracts related to the Company's business, exclusion from future participation in the Medicare, Medicaid and other federal health care programs and, if criminal proceedings were initiated against the Company, members of its board of directors or management, possible criminal penalties, any of which could have a material adverse effect on the Company.
Other Proceedings
2021 Antitrust Indictment and Putative Class Action Suit: On July 14, 2021, an indictment was returned by a grand jury in the U.S. District Court, District of Colorado against the Company and its former chief executive officer in the matter of U.S. v. DaVita Inc., et al. The two count indictment alleges that purported agreements entered into by its former chief executive officer not to solicit senior-level employees violate Section 1 of the Sherman Act. On July 16, 2021, a former DaVita employee filed a putative class action complaint in the matter of Pena v. Surgical Care Affiliates, LLC, et al. in the U.S. District Court, Northern District of Illinois based on the allegations in the matter of U.S. v. DaVita Inc., et al. The complaint seeks to bring an action on behalf of the defendant and similarly situated individuals, including without limitation those employed by the Company between February 1, 2012 through June 30, 2019 as senior-level employees. The Company disputes the allegations in the indictment and the class action complaint, as well as the asserted violations of the Sherman Act, and intends to defend these actions accordingly.
Additionally, from time to time the Company is subject to other lawsuits, demands, claims, governmental investigations and audits and legal proceedings that arise due to the nature of its business, including, without limitation, contractual disputes,

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

such as with payors, suppliers and others, employee-related matters and professional and general liability claims. From time to time, the Company also initiates litigation or other legal proceedings as a plaintiff arising out of contracts or other matters.
* * *
Other than as may be described above, the Company cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which the Company is or may be subject from time to time, including those described in this Note 8, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on the Company’s revenues, earnings and cash flows. Further, any legal proceedings or regulatory matters involving the Company, whether meritorious or not, are time consuming, and often require management’s attention and result in significant legal expense, and may result in the diversion of significant operational resources, may impact the Company's various relationships and/or contracts related to the Company's business or otherwise harm the Company’s business, results of operations, financial condition, cash flows or reputation.
Resolved Matters
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
While the Company continues to dispute the allegations, it reached an agreement to resolve this matter without admitting to any liability. Settlement of this matter was covered primarily with insurance proceeds. The Company contributed an amount that did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. On April 13, 2021, the court granted final approval of the settlement.
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
While the defendants continue to dispute the allegations, an agreement was reached to resolve this matter without admitting to any liability and the court approved the settlement on January 29, 2021. As part of the settlement, the Company agreed to certain corporate governance policies, but did not make any financial contribution towards the settlement.
* * *
Other Commitments
The Company also has certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated outpatient dialysis businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $11,455.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

9.    Shareholders' equity
Stock-based compensation
During the six months ended June 30, 2021, the Company granted 714 restricted and performance stock units with an aggregate grant-date fair value of $78,287 and a weighted-average expected life of approximately 3.5 years and 132 stock-settled stock appreciation rights with an aggregate grant-date fair value of $4,250 and a weighted-average expected life of approximately 4.5 years.
As of June 30, 2021, the Company had $204,649 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.4 years.
Share repurchases
The following table summarizes the Company's common stock repurchases during the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
Open market repurchases:	2021	2020	2021	2020
Shares	2,070	—	5,019	4,052
Amount paid	$240,897	$—	$563,230	$303,139
Average paid per share	$116.38	$—	$112.21	$74.81
The Company repurchased 890 shares of its common stock for $107,199 at an average cost of $120.50 per share subsequent to June 30, 2021 through August 2, 2021.
Effective on December 10, 2020, the Company's Board of Directors (Board) terminated all remaining prior share repurchase authorizations available to the Company and approved a new share repurchase authorization of $2,000,000. As of August 2, 2021, the Company had a total of $1,259,527 available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations including under the terms of its current senior secured credit facilities.
10.     Accumulated other comprehensive loss

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$(6,551)	$(116,232)	$(122,783)	$(12,466)	$(53,688)	$(66,154)
Unrealized (losses) gains	(2,744)	57,910	55,166	3,761	(4,634)	(873)
Related income tax	685	—	685	(938)	—	(938)
	(2,059)	57,910	55,851	2,823	(4,634)	(1,811)
Reclassification into net income	1,377	—	1,377	2,754	—	2,754
Related income tax	(344)	—	(344)	(688)	—	(688)
	1,033	—	1,033	2,066	—	2,066
Ending balance	$(7,577)	$(58,322)	$(65,899)	$(7,577)	$(58,322)	$(65,899)

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
The interest rate cap agreement net realized losses reclassified into net income are recorded as debt expense in the corresponding consolidated statements of income. See Note 7 for further details.
11.     Acquisitions and divestitures
Routine acquisitions
During the six months ended June 30, 2021, the Company acquired dialysis businesses consisting of one dialysis center located in the U.S. and seven dialysis centers located outside the U.S. for a total of $23,890 in net cash, contingent earn-out obligations of $2,694 and deferred purchase price and liabilities assumed of $3,301. The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
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
The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of the noncontrolling interests assumed in these transactions:

Current assets	$3,832
Property and equipment	1,853
Other long-term assets	2,259
Indefinite-lived licenses	1,593
Goodwill	28,323
Liabilities assumed	(6,726)
Noncontrolling interests	(1,249)
$29,885
Goodwill deductible for tax purposes associated with acquisitions completed during the six months ended June 30, 2021 was $27,159.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired companies a total of up to approximately $42,581 if certain performance targets or quality margins are met over the next one year to five years.
Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the remeasurement recognized in earnings. As of June 30, 2021, the Company estimated the fair value of these contingent earn-out obligations to be $28,342, of which $11,389 is included in other current liabilities and the remaining $16,953 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in contingent earn-out obligations for the three and six months ended June 30, 2021:

	Three months ended June 30, 2021	Six months ended June 30, 2021
Beginning balance	$28,225	$30,248
Acquisitions	2,156	2,694
Foreign currency translation	3,055	975
Fair value remeasurements	60	(154)
Payments	(5,154)	(5,421)
Ending balance	$28,342	$28,342
Discontinued operations
On June 19, 2019, the Company completed the sale of its DaVita Medical Group (DMG) business to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc. At close of the DMG sale, the Company's ultimate net sale proceeds remained subject to resolution of certain post-closing purchase price adjustments described in the equity purchase agreement, which adjustments were finalized in the fourth quarter of 2020. During the first six months of 2020, the Company recognized $9,980 in additional tax benefits under the Coronavirus Aid, Relief, and Economic Security Act related to its period of DMG ownership, which were recognized as an adjustment to the Company's loss on sale of the DMG business.
12.    Variable interest entities (VIEs)
At June 30, 2021, these condensed consolidated financial statements include total assets of VIEs of $316,881 and total liabilities and noncontrolling interests of VIEs to third parties of $206,326. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 23 to the Company's consolidated financial statements included in the 2020 10-K.
13.    Fair values of financial instruments
The Company measures the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions (redeemable equity interests classified as temporary equity) based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, liabilities, temporary equity and commitments. The Company has also classified assets, liabilities and temporary equities that are measured at fair value on a recurring basis into the appropriate fair value hierarchy levels as defined by the Financial Accounting Standards Board (FASB).

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s assets, liabilities and temporary equities measured at fair value on a recurring basis as of June 30, 2021:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$62,256	$62,256	$—	$—
Interest rate cap agreements	$6,432	$—	$6,432	$—
Liabilities
Contingent earn-out obligations	$28,342	$—	$—	$28,342
Temporary equity
Noncontrolling interests subject to put provisions	$1,426,211	$—	$—	$1,426,211

For reconciliations of changes in contingent earn-out obligations and noncontrolling interests subject to put provisions during the three and six months ended June 30, 2021, see Note 11 and the consolidated statement of equity, respectively.
Investments in equity securities represent investments in various open-ended registered investment companies (mutual funds) and common stocks, some of which are held within a trust to fund existing obligations associated with several of the Company's non-qualified deferred compensation plans. These investments are recorded at fair value estimated based on reported market prices or redemption prices, as applicable. See Note 4 for further discussion.
Interest rate cap agreements are recorded at fair value estimated from valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate cap agreements would be materially different from the fair value estimates currently reported. See Note 7 for further discussion.
The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, including projected earnings before interest, taxes, depreciation, and amortization (EBITDA), revenue and certain operating metrics. The estimated fair values of these contingent earn-out obligations are remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company's credit risk adjusted rate that is used to discount obligations to present value. See Note 11 for further discussion.
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of June 30, 2021, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $180,000. See Note 17 and Note 24 to the Company's consolidated financial statements included in the 2020 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.
The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon bid and ask quotes for these instruments, typically a level 2 input. See Note 7 for further discussion of the Company's debt.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at June 30, 2021 at their approximate fair values due to the short-term nature of their settlements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating income (loss), and a reconciliation of segment operating income (loss) to consolidated income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Segment revenues:
U.S. dialysis
Dialysis patient service revenues:
External sources	$2,648,676	$2,631,827	$5,204,936	$5,211,067
Intersegment revenues	21,247	35,122	48,190	67,062
U.S. dialysis patient service revenues	2,669,923	2,666,949	5,253,126	5,278,129
Other revenues(1):
External sources	6,345	7,688	12,961	12,830
Intersegment revenues	70	307	130	608
Total U.S. dialysis revenues	2,676,338	2,674,944	5,266,217	5,291,567
Other—Ancillary services
Dialysis patient service revenues	169,281	126,370	327,608	260,411
Other external sources	92,208	114,094	191,006	236,908
Intersegment revenues	—	4,171	4,294	8,324
Total ancillary services revenues	261,489	244,635	522,908	505,643
Total net segment revenues	2,937,827	2,919,579	5,789,125	5,797,210
Elimination of intersegment revenues	(21,317)	(39,600)	(52,614)	(75,994)
Consolidated revenues	$2,916,510	$2,879,979	$5,736,511	$5,721,216
Segment operating income (loss):
U.S. dialysis	$533,779	$522,630	$1,013,686	$1,014,236
Other—Ancillary services	(17,808)	(39,622)	(29,668)	(42,268)
Total segment operating income	515,971	483,008	984,018	971,968
Reconciliation of segment operating income to consolidated income from continuing operations before income taxes:
Corporate administrative support	(25,495)	(73,088)	(50,940)	(96,672)
Consolidated operating income	490,476	409,920	933,078	875,296
Debt expense	(73,324)	(81,381)	(140,338)	(169,984)
Debt refinancing charges	—	—	—	(2,948)
Other income, net	15,188	9,545	16,356	5,195
Consolidated income from continuing operations before income taxes	$432,340	$338,084	$809,096	$707,559

(1)Includes management fee revenue from providing management and administrative services to dialysis ventures in which the Company owns a noncontrolling equity investment or which are wholly-owned by third parties.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
U.S. dialysis	$159,856	$148,312	$315,802	$294,612
Other—Ancillary services	9,833	9,064	19,588	17,443
	$169,689	$157,376	$335,390	$312,055
Expenditures for property and equipment by reportable segment were as follows:

	Six months ended June 30,
	2021	2020
U.S. dialysis	$271,884	$280,801
Other—Ancillary services	22,554	10,866
	$294,438	$291,667

A summary of assets by reportable segment was as follows:

	June 30, 2021	December 31, 2020
U.S. dialysis	$16,084,542	$15,344,647
Other—Ancillary services	1,725,769	1,643,869
Consolidated assets	$17,810,311	$16,988,516
15.    New accounting standards
New standards recently adopted
In December 2019, the FASB issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU No. 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments in this ASU became effective for the Company beginning on January 1, 2021. The adoption of ASU No. 2019-12 did not have a material impact on the Company's consolidated financial statements.
New standards not yet adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides optional expedients and exceptions for applying U.S. generally accepted accounting principles to contract modifications and hedging relationships, subject to certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in this ASU were effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently assessing the effect this guidance may have on its consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, DaVita's response to and the expected future impacts of the novel coronavirus (COVID-19), including statements about our balance sheet and liquidity, our expenses and expense offsets, revenues, potential need, ability or willingness to use any funds under government relief programs, availability or cost of supplies, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, the availability, acceptance, impact, administration and efficacy of COVID-19 vaccines and other treatments or therapies, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, expenses, strategic initiatives, government and commercial payment rates, expectations related to value-based care and integrated kidney care, and our ongoing stock repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," “could,” "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•the continuing impact of the dynamic and evolving COVID-19 pandemic, including, without limitation, on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition and results of operations; the government’s response to the COVID-19 pandemic; the availability, acceptance, impact and efficacy of COVID-19 vaccines and other treatments or therapies; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus, such as the Delta variant; the continuing impact of the pandemic on our revenue and non-acquired growth due to lower treatment volumes; the pandemic's continuing impact on the U.S. and global economies, unemployment, inflation and evolving monetary policies; any potential negative impact on our commercial mix, which may persist even after the pandemic subsides; and continuing COVID-19-related costs, such as increased costs to procure equipment and clinical supplies and higher salary and wage expense, any of which may also have the effect of heightening many of the other risks and uncertainties discussed below;
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
•our ability to successfully implement our strategies with respect to home-based dialysis, value-based care and/or integrated kidney care in a complex and highly regulated environment, including, among other things, maintaining our existing business, recovering our investments, entering into agreements on competitive terms and further developing our integrated care and other capabilities to provide competitive programs at scale;
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

•the impact of the political environment and related developments on the current healthcare marketplace and on our business, including with respect to the future of the Affordable Care Act, the exchanges and many other core aspects of the current healthcare marketplace, as well as the composition of the U.S. Supreme Court and the current presidential administration and congressional majority;
•noncompliance by us or our business associates with any privacy or security laws or any security breach by us or a third party involving the misappropriation, loss or other unauthorized use or disclosure of confidential information;
•changes in pharmaceutical practice patterns, reimbursement and payment policies and processes, or pharmaceutical pricing, including with respect to hypoxia inducible factors, among other things;
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
•our ability to attract, retain and motivate teammates and our ability to manage operating cost increases or productivity decreases whether due to union organizing activities, legislative or other changes, demand for labor or other reasons;
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
•impairment of our goodwill, investments or other assets; and
•the other risk factors, trends and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 10-K), Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and this Quarterly Report on Form 10-Q, and the risks and uncertainties discussed in any subsequent reports that we have filed or furnished with the Securities and Exchange Commission from time to time.
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
COVID-19 and its impact on our business
We expect that COVID-19 will continue to impact our business and financial performance during 2021 and we continue to closely monitor these various impacts on our patients, teammates, physician partners, suppliers, vendors, business partners and the economic and political environment. The magnitude of these impacts remains difficult to predict and subject to significant uncertainty due to a number of factors, including, among others, the ultimate severity and duration of the pandemic; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus such as the Delta variant; COVID-19’s impact on the chronic kidney disease (CKD) patient population and our patient population; the availability, acceptance, impact and efficacy of COVID-19 vaccines and other treatments or therapies; the pandemic's continuing impact on the U.S. and global economies and unemployment; the responses of our competitors to the pandemic and related changes in the marketplace; and the timing, scope and effectiveness of federal, state and local government responses. The continued impacts and disruptions to our business as a result of the COVID-19 pandemic could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, cash flows and/or liquidity.
Operational and Financial Impacts
In the first six months of 2021, treatment volumes reflected continued pressure primarily driven by the ongoing impact of COVID-19 on mortality rates for dialysis patients that has had a negative impact on our patient census. Because ESRD patients may be older and generally have comorbidities, several of which are risk factors for COVID-19, we believe the mortality rate of infected patients has been higher in the dialysis population than in the general population, and COVID-19 also could impact the CKD population differently. COVID-19 case counts and new infections within our dialysis population have significantly declined from the peak prevalence rates experienced during the winter surge in late 2020 and early 2021 in light of vaccination efforts. Although we have experienced an uptick in case counts over the last several weeks, we have had lower mortality counts on an absolute basis over the quarter to date, which we believe may be attributable to our vaccinated patients being protected from more severe cases of COVID-19. Over the longer term, we believe that changes in mortality in both the CKD and ESRD populations due to COVID-19 will depend primarily on the infection rate, case fatality rate, the age and health status of affected patients, the access to and continued efficacy of vaccinations as well as willingness to be vaccinated. We expect that the impact of COVID-19 is likely to continue to negatively impact our revenue and non-acquired growth even as the pandemic subsides. However, determining the extent to which these impacts should be directly attributable to COVID-19 is difficult due to testing and reporting limitations, and other factors that may drive treatment volumes and new admissions over time, such as the number of transplants or deferred admissions. The magnitude of these cumulative impacts has been significant, and depending on the ultimate severity and duration of the pandemic, could be material.
We continued to experience increased costs in the first six months of 2021 due in part to the protocols and initiatives we implemented in response to COVID-19 to help us safely maintain continuity of care for patients. Among other things, we continued to experience significant cost inflation on PPE in the first six months of 2021, though certain costs related to our COVID-19 response have decreased since the peak of the COVID-19 surge in the fourth quarter of 2020. We believe that the cost of these medical supplies will remain elevated at least through the end of the year due to limited supply and high demand. In addition, as we have done in prior periods, we may provide substantial financial support associated with relief reimbursement to our teammates in the future. As our COVID-19 response continues, we expect to continue to incur extended and significant additional costs. On the other hand, our COVID-19 response has reduced certain other expenses, such as those related to teammate travel, though it remains uncertain how much of these reductions, if any, will persist after the pandemic subsides and more teammates return to their respective office locations.
In addition, the COVID-19 pandemic and efforts to contain the virus led to global economic deterioration and rapid and sharp increases in unemployment levels which ultimately could result in a materially reduced share of our patients being covered by commercial insurance plans, with more patients being covered by lower-paying government insurance programs or being uninsured. These effects may persist after the pandemic subsides as, among other things, our patients could experience permanent changes in their insurance coverage as a result of changes to their employment status. In the event such a material reduction occurs in the share of our patients covered by commercial insurance plans, it would have a material adverse impact on our business, results of operations, financial condition and cash flows. Despite the broader economic conditions in the U.S. in the three months ended June 30, 2021, our commercial mix in the second quarter of 2021 was improved as compared to our commercial mix in the second quarter of 2020. The ultimate impact of COVID-19 on our commercial mix will depend on future developments that are highly uncertain and difficult to predict. As referenced above, despite improving indicators in certain sectors of the U.S. economy as compared to earlier periods of the pandemic, the labor market continues to experience volatility and uncertainty. This volatility and uncertainty has impacted, and may continue to impact, our ability to attract and retain employees, particularly clinical personnel. Prolonged volatility and uncertainty in the labor market, including, among other things, due to inflationary pressures or evolving monetary policies, could have an adverse impact on our labor costs and our ability to execute on our strategic initiatives, and ultimately could have a material adverse impact our results of operations, financial condition and cash flows.
Federal, State and Local Government Response
The government response to COVID-19 has been wide-ranging and will continue to develop over time, particularly in light of the new federal administration. As a result, we may not be able to accurately predict the nature, timing or extent of the impact of such changes on the markets in which we conduct business or on the other participants that operate in those markets, or any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern our business. We have worked with certain government agencies to respond to the COVID-19 pandemic, and in certain cases have sought waivers of regulatory requirements. We also have contracted with the federal government for direct administration of COVID-19 vaccines to our patients and teammates at our clinics. These vaccines are currently available under emergency use authorizations, and there can be no assurance that our patients and caregivers will choose to receive a COVID-19 vaccine or that the vaccines will prove to be as safe and effective as currently understood by the scientific community, particularly as it may relate to variants of the virus. In addition, we may encounter difficulties with the availability and storage of the vaccines, or experience other complications related to administering the vaccines, some of which have multiple dose requirements. Certain state and federal Occupational Safety and Health Administration (OSHA) agencies have released requirements, or are considering or are in the process of modifying existing requirements associated with the continued protection of employees as it relates to COVID-19. These requirements will result in increased costs related to, among other things, PPE, fit-testing, and paid time off and other increased obligations with which we must comply. We operate in a complex and highly regulated environment, and the novel nature of our COVID-19 response, including, for example, with respect to regulatory waivers, our administration of the newly developed COVID-19 vaccines and our efforts to comply with evolving rules and regulations, may increase our exposure to legal, regulatory and clinical risks.
Federal COVID-19 relief legislation suspended the 2% Medicare sequestration from May 1, 2020 through March 31, 2021. The Medicare Sequester Relief Act, signed into law on April 14, 2021, extended the suspension of the 2% Medicare sequestration from March 31, 2021 until December 31, 2021. While in effect, the suspension of sequestration has significantly increased, and will continue to significantly increase our revenues.
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
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the quarter ended June 30, 2021 compared to the quarters ended March 31, 2021 and June 30, 2020 and for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Consolidated results of operations
The following table summarizes our revenues and operating income by line of business. See the discussion of our results for each line of business following this table:

	Three months ended			Q2 2021 vs. Q1 2021		Q2 2021 vs. Q2 2020
	June 30, 2021	March 31, 2021	June 30, 2020	Amount	Percent	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,676	$2,590	$2,675	$86	3.3%	$1	—%
Other - ancillary services	261	261	245	—	—%	16	6.5%
Elimination of intersegment revenues	(21)	(31)	(40)	10	32.3%	19	47.5%
Total consolidated revenues	$2,917	$2,820	$2,880	$97	3.4%	$37	1.3%

Operating income (loss):
U.S. dialysis	$534	$480	$523	$54	11.3%	$11	2.1%
Other - ancillary services	(18)	(12)	(40)	(6)	(50.0)%	22	55.0%
Corporate administrative support	(25)	(25)	(73)	—	—%	48	65.8%
Operating income	$490	$443	$410	$47	10.6%	$80	19.5%

Adjusted operating income (loss)(1):
U.S. dialysis	$534	$480	$523	$54	11.3%	$11	2.1%
Other - ancillary services	(18)	(12)	(23)	(6)	(50.0)%	5	21.7%
Corporate administrative support	(25)	(25)	(38)	—	—%	13	34.2%
Adjusted operating income	$490	$443	$461	$47	10.6%	$29	6.3%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

	Six months ended June 30,		YTD Q2 2021 vs. YTD Q2 2020
	2021	2020	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$5,266	$5,292	$(26)	(0.5)%
Other - ancillary services	523	506	17	3.4%
Elimination of intersegment revenues	(53)	(76)	23	30.3%
Total consolidated revenues	$5,737	$5,721	$16	0.3%

Operating income (loss):
U.S. dialysis	$1,014	$1,014	$—	—%
Other - ancillary services	(30)	(42)	12	28.6%
Corporate administrative support	(51)	(97)	46	47.4%
Operating income	$933	$875	$58	6.6%

Adjusted operating income (loss)(1):
U.S. dialysis	$1,014	$1,014	$—	—%
Other - ancillary services	(30)	(26)	(4)	(15.4)%
Corporate administrative support	(51)	(62)	11	17.7%
Adjusted operating income	$933	$927	$6	0.6%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

U.S. dialysis results of operations
Revenues:

	Three months ended			Q2 2021 vs. Q1 2021		Q2 2021 vs. Q2 2020
	June 30, 2021	March 31, 2021	June 30, 2020	Amount	Percent	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,676	$2,590	$2,675	$86	3.3%	$1	—%
Dialysis treatments	7,413,497	7,286,934	7,570,908	126,563	1.7%	(157,411)	(2.1)%
Average treatments per day	95,045	94,636	97,063	409	0.4%	(2,018)	(2.1)%
Treatment days	78.0	77.0	78.0	1.0	1.3%	—	—%
Average patient service revenue per treatment	$360.14	$354.50	$352.26	$5.64	1.6%	$7.88	2.2%
Normalized non-acquired treatment growth(1)	(1.9)%	(2.2)%	1.6%		0.3%		(3.5)%

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.

	Six months ended June 30,		YTD Q2 2021 vs. YTD Q2 2020
	2021	2020	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$5,266	$5,292	$(26)	(0.5)%
Dialysis treatments	14,700,431	15,084,229	(383,798)	(2.5)%
Average treatments per day	94,841	96,942	(2,101)	(2.2)%
Treatment days	155.0	155.6	(0.6)	(0.4)%
Average patient service revenue per treatment	$357.35	$349.91	$7.44	2.1%
U.S. dialysis revenues for the second quarter of 2021 increased from the first quarter of 2021 primarily due to an increase in dialysis treatments and an increase in our average patient service revenue per treatment. The increase in our U.S. dialysis treatments was primarily driven by one additional treatment day and fewer missed treatments, the latter of which were higher in the first quarter of 2021 primarily due to winter storms. Our U.S. dialysis average patient service revenue per treatment was positively impacted by favorable changes in government mix and rate, including increases due to shifts to Medicare Advantage plans, and normal seasonal improvements driven by patients meeting their co-insurance and deductibles. These increases were partially offset by a decline in hospital inpatient dialysis revenue.
U.S. dialysis revenues for the second quarter of 2021 slightly increased from the second quarter of 2020 primarily due to an increase in our average patient service revenue per treatment, partially offset by a decrease in dialysis treatments. Our U.S. dialysis average patient service revenue per treatment increase was primarily driven by favorable changes in government rates related to an increase in the Medicare base rate in 2021 and the temporary suspension of Medicare sequestration effective May 1, 2020, as well as favorable changes in government mix due to shifts to Medicare Advantage plans, and increased hospital inpatient dialysis revenue. Our U.S. dialysis treatments decreased primarily due to the impact of increased mortality over recent periods on our patient population and a decline in non-acquired treatment growth. We believe the increased mortality is largely attributable to the impact of COVID-19 on our patient population.
U.S. dialysis revenues for the six months ended June 30, 2021 decreased from the six months ended June 30, 2020 primarily due to a decrease in dialysis treatments, partially offset by an increase in our average patient service revenue per treatment. The decrease in our U.S. dialysis treatments was driven by 0.6 fewer treatment days in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, increased mortality and missed treatments the latter of which were higher in the first quarter of 2021 primarily due to winter storms. We believe the increased mortality is largely attributable to the impact of COVID-19 on our patient population. Our U.S. dialysis average patient service revenue per treatment increased primarily due to favorable changes in government rates related to an increase in the Medicare base rate in 2021 and the temporary suspension of Medicare sequestration, as well as favorable changes in government mix due to shifts to Medicare Advantage plans, increased hospital inpatient revenue and favorable changes in commercial mix.
In July 2021, CMS issued a proposed rule to update the Medicare ESRD Prospective Payment System payment rate and policies. Among other things, the proposed rule would modify ESRD Treatment Choices Model policies to decrease disparities in rates of home dialysis and kidney transplants among ESRD patients with lower socioeconomic status, update the Acute Kidney Injury payment rate, and amend the reporting measures in the ESRD Quality Incentive Program, including proposals to address circumstances caused by COVID-19. CMS estimates that the overall impact of the proposed rule will increase ESRD facilities’ average reimbursement by 1.2% in 2022.
Operating expenses:

	Three months ended			Q2 2021 vs. Q1 2021		Q2 2021 vs. Q2 2020
	June 30, 2021	March 31, 2021	June 30, 2020	Amount	Percent	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,756	$1,739	$1,802	$17	1.0%	$(46)	(2.6)%
General and administrative	235	221	210	14	6.3%	25	11.9%
Depreciation and amortization	160	156	148	4	2.6%	12	8.1%
Equity investment income	(9)	(6)	(8)	(3)	50.0%	(1)	12.5%
Total operating expenses and charges	$2,143	$2,110	$2,152	$33	1.6%	$(9)	(0.4)%
Patient care costs per treatment	$236.90	$238.69	$238.02	$(1.79)	(0.7)%	$(1.12)	(0.5)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Six months ended June 30,		YTD Q2 2021 vs. YTD Q2 2020
	2021	2020	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$3,496	$3,585	$(89)	(2.5)%
General and administrative	456	414	42	10.1%
Depreciation and amortization	316	295	21	7.1%
Equity investment income	(15)	(17)	2	11.8%
Total operating expenses and charges	$4,253	$4,277	$(24)	(0.6)%
Patient care costs per treatment	$237.79	$237.69	$0.10	—%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
Patient care costs. U.S. dialysis patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of compensation expenses including labor and benefits, pharmaceuticals, medical supplies and other operating costs of our dialysis centers.
U.S. dialysis patient care costs per treatment for the second quarter of 2021 decreased from the first quarter of 2021 primarily driven by decreases in labor costs driven by a decline in hospital inpatient treatments, a seasonal decrease in payroll taxes as well as declines in professional fees and health benefit expenses. These decreases were partially offset by increases in other direct operating expenses associated with our dialysis centers, including utilities expense resulting from the lower expense in the first quarter of 2021 that was related to our virtual power purchase arrangements, as well as increases in medical supply expense and insurance expense.
U.S. dialysis patient care costs per treatment for the second quarter of 2021 decreased from the second quarter of 2020 primarily due to decreases in COVID-19-related costs, including compensation expense, as well as decreases in pharmaceutical unit costs and intensity and decreased professional fees. These decreases were partially offset by increases in other direct operating expenses associated with our dialysis centers, medical supply expense, health benefit expenses due to lower than normal claims volume in the second quarter of 2020 due to COVID-19, and insurance expenses.
U.S. dialysis patient care costs per treatment for the six months ended June 30, 2021 increased from the six months ended June 30, 2020 primarily due to increases in other direct operating expenses associated with our dialysis centers, medical supply expense, labor costs related to increased wage rates, health benefit expenses due to lower than normal claims volume in the six months ended June 30, 2020 due to COVID-19 and insurance expenses. These increases were partially offset by decreases in COVID-19-related costs, including compensation, as well as decreases in pharmaceutical unit costs and intensity, utilities expense driven by our virtual power purchase arrangements and professional fees.
General and administrative expenses. U.S. dialysis general and administrative expenses in the second quarter of 2021 increased from the first quarter of 2021 primarily due to contributions to our charitable foundation, increased labor costs and long-term incentive compensation expense, partially offset by a decline in professional fees.

U.S. dialysis general and administrative expenses for the second quarter of 2021 increased from the second quarter of 2020 primarily due to contributions to our charitable foundation and increases in labor costs, health benefits, long-term incentive compensation and occupancy expenses. These increases were partially offset by decreases in COVID-19-related costs, including compensation expense.
U.S. dialysis general and administrative expenses for the six months ended June 30, 2021 increased from the six months ended June 30, 2020 due to increases in labor costs, professional fees, contributions to our charitable foundation and increases in health benefits, payroll taxes and long-term incentive compensation expense. These increases were partially offset by decreases in COVID-19-related costs, including compensation, and travel including meeting costs.
Depreciation and amortization. Depreciation and amortization expense is directly impacted by the number of dialysis centers we develop and acquire. U.S. dialysis depreciation and amortization expenses for the quarter ended June 30, 2021 compared to the quarter ended March 31, 2021 increased primarily due to growth in the number of dialysis centers we operated in the second quarter of 2021 as well as depreciation expenses related to the completion of an information technology project.
U.S. dialysis depreciation and amortization expenses for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 and for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 increased primarily for the same reasons as described above, as well as accelerated depreciation related to expected center closures.
Equity investment income. U.S. dialysis equity investment income for the second quarter of 2021 increased from the first quarter of 2021 and from the second quarter of 2020 primarily due to an increase in profitability at our nonconsolidated joint ventures.
U.S. dialysis equity investment income for the six months ended June 30, 2021 decreased from the six months ended June 30, 2020 primarily due to a decrease in profitability at our nonconsolidated joint ventures.
Operating income:

	Three months ended			Q2 2021 vs. Q1 2021		Q2 2021 vs. Q2 2020
	June 30, 2021	March 31, 2021	June 30, 2020	Amount	Percent	Amount	Percent
	(dollars in millions)
Operating income	$534	$480	$523	$54	11.3%	$11	2.1%

	Six months ended June 30,		YTD Q2 2021 vs. YTD Q2 2020
	2021	2020	Amount	Percent
	(dollars in millions)
Operating income	$1,014	$1,014	$—	—%
U.S. dialysis operating income for the second quarter of 2021 increased from the first quarter of 2021 primarily due to an increase in dialysis treatments, an increase in our average patient service revenue per treatment, as described above, and decreases in payroll taxes, labor costs, professional fees and health benefit expenses. Operating income was negatively impacted by increases in other direct operating expenses associated with our dialysis centers, including utilities expense, medical supply expense, insurance expense and contributions to our charitable foundation and long-term incentive compensation expense.
U.S. dialysis operating income for the second quarter of 2021 increased from the second quarter of 2020 primarily due to an increase in our average patient service revenue per treatment, and decreases in COVID-19 related costs, as described above, pharmaceutical unit costs and intensity and professional fees. Operating income was negatively impacted by a decrease in dialysis treatments, as described above, and increases in other direct operating expenses associated with our dialysis centers, health benefit expenses, medical supply expense, labor costs, insurance expense, contributions to our charitable foundation, and long-term incentive compensation expense.
U.S. dialysis operating income for the six months ended June 30, 2021 was relatively flat from the six months ended June 30, 2020 primarily due to an increase in our average patient service revenue per treatment and decreases in pharmaceutical unit costs and intensity, COVID-19 related costs, as described above, utilities expense and travel costs. These increases to operating income were partially offset by a decrease in dialysis treatments, and increases in other direct operating expenses associated with our dialysis centers, labor costs, medical supply expense, health benefits expenses and insurance expense.

Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of June 30, 2021, these consisted primarily of integrated care and disease management, clinical research programs and physician services, as well as our international operations. These ancillary services, including our international operations, generated revenues of approximately $261 million and $523 million in the second quarter of 2021 and six months ended June 30, 2021, respectively, representing approximately 9% of our consolidated revenues in both periods. As part of our growth strategy, we have invested, and expect to continue to invest resources in the further development of value-based care and our integrated care business. There can be no assurances that we will be able to successfully implement our strategies with respect to value-based care and integrated kidney care in a complex, evolving and highly regulated environment, including, among other things, maintaining our existing business, recovering our investments, entering into agreements with payors and others on competitive terms, and further developing our capabilities to provide competitive programs at scale. If our value-based care and integrated kidney care programs are unsuccessful, it could result in a loss of our investments and have a material adverse effect on our growth strategy, and could have an adverse impact on our business, results of operations, financial condition and cash flows.
Furthermore, if any of our other ancillary services, such as our international operations, are unsuccessful, it could have a negative impact on our business, results of operations, financial condition and cash flows, and we may determine to exit that line of business, which could result in significant termination costs or loss of investment. In addition, we have in the past and may in the future incur material restructuring, write-off or impairment charges on our investment in one or more of these ancillary services, including goodwill.
We expect to add additional service offerings to our business and to pursue other ancillary service opportunities in the future as circumstances warrant, which could include, among other things, healthcare services not related to dialysis.
As of June 30, 2021, our international dialysis operations provided dialysis and administrative services through a total of 331 outpatient dialysis centers located in ten countries outside of the United States.
Ancillary services results of operations

	Three months ended			Q2 2021 vs. Q1 2021		Q2 2021 vs. Q2 2020
	June 30, 2021	March 31, 2021	June 30, 2020	Amount	Percent	Amount	Percent
	(dollars in millions)
Revenues:
U.S. ancillary	$88	$99	$116	$(11)	(11.1)%	$(28)	(24.1)%
International	174	162	129	12	7.4%	45	34.9%
Total ancillary services revenues	$261	$261	$245	$—	—%	$16	6.5%

Operating (loss) income:
U.S. ancillary	$(28)	$(25)	$(41)	$(3)	(12.0)%	$13	31.7%
International(1)	10	13	1	(3)	(23.1)%	9	900.0%
Total ancillary services operating loss	$(18)	$(12)	$(40)	$(6)	(50.0)%	$22	55.0%

Adjusted operating (loss) income(2):
U.S. ancillary	$(28)	$(25)	$(25)	$(3)	(12.0)%	$(3)	(12.0)%
International(1)	10	13	1	(3)	(23.1)%	9	900.0%
Total ancillary services adjusted operating loss	$(18)	$(12)	$(23)	$(6)	(50.0)%	$5	21.7%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020, includes foreign currency (losses) gains embedded in equity method income recognized from our APAC joint venture of approximately $(0.1) million, $2.7 million and $(3.7) million, respectively.
(2)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of non-GAAP measures" section below.

	Six months ended June 30,		YTD Q2 2021 vs. YTD Q2 2020
	2021	2020	Amount	Percent
	(dollars in millions)
Revenues:
U.S. ancillary	$187	$240	$(53)	(22.1)%
International	336	265	71	26.8%
Total ancillary services revenues	$523	$506	$17	3.4%

Operating (loss) income:
U.S. ancillary	$(53)	$(60)	$7	11.7%
International(1)	24	18	6	33.3%
Total ancillary services operating (loss) income	$(30)	$(42)	$12	28.6%

Adjusted operating (loss) income(2):
U.S. ancillary	$(53)	$(44)	$(9)	(20.5)%
International(1)	24	18	6	33.3%
Total ancillary services adjusted operating loss	$(30)	$(26)	$(4)	(15.4)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income for the six months ended June 30, 2021 and June 30, 2020, includes foreign currency gains embedded in equity method income recognized from our APAC joint venture of approximately $2.6 million and $6.1 million, respectively.
(2)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of non-GAAP measures" section below.
Revenues:
U.S. ancillary services revenues for the second quarter of 2021 decreased from the first quarter of 2021 due to a decrease in revenue in our integrated care and disease management business primarily related to the reduction in members in our special needs plans, and decreased revenues related to the completion of our ESCO programs in the first quarter of 2021. International revenues for the second quarter of 2021 increased from the first quarter of 2021 primarily due to acquisition-related growth.
U.S. ancillary services revenues for the second quarter of 2021 decreased from the second quarter of 2020 due to a decrease in revenues in our integrated care and disease management business primarily related to the reduction in members in our special needs plans, and the sale of RMS Lifeline, Inc. (Lifeline), our vascular access business, as described below, as well as a decrease in revenues related to completion of our ESCO programs in the first quarter of 2021, partially offset by an increase in revenues in our physician services business. Our international revenues for the second quarter of 2021 increased from the second quarter of 2020 primarily due to acquisition-related growth.
U.S. ancillary services revenues for the six months ended June 30, 2021 decreased from the six months ended June 30, 2020 due to a decrease in revenues at our integrated care and disease management business primarily due to a reduction in members in our special needs plans, decreased revenues related to the sale of Lifeline and a decrease in revenue in our clinical research programs, partially offset by an increase in revenues in our physician services business. Our international revenues for the six months ended June 30, 2021 increased from the six months ended June 30, 2020 primarily due to acquisition-related growth.
Charges impacting operating loss:
Loss on changes in ownership interests, net. In the second quarter of 2020, we sold 100% of the stock of Lifeline, our vascular access business, and recognized a loss of approximately $16 million on this transaction.
Operating loss and adjusted operating loss:
U.S. ancillary services operating loss and adjusted operating loss for the second quarter of 2021 increased compared to the first quarter of 2021 due to a decline in operating performance in our integrated care and disease management business driven by increased investments to build up our integrated care support functions. International operating income for the second quarter of 2021 decreased from the first quarter of 2021 primarily due to a decline in equity income resulting from fluctuations in foreign currency at our APAC JV.

U.S. ancillary services operating loss and adjusted operating loss for the second quarter of 2021 compared to the second quarter of 2020 were impacted by the sale of Lifeline, as described above. These comparative losses were also impacted by a decline in operating results at our integrated care and disease management business due to increased investments to build up our integrated care support function, partially offset by improved operating performance at our physician services business. International operating results for the second quarter of 2021 increased from the second quarter of 2020 primarily due to an increase in equity income resulting from fluctuations in foreign currency at our APAC JV, as well as acquisition-related growth in our international business.
U.S. ancillary services operating losses and adjusted operating income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 were impacted by the sale of Lifeline, as described above. These comparative losses were also impacted by a decline in operating results at our integrated care and disease management business due to increased investments to build up our integrated care support function, partially offset by improved operating performance at our physician services business. International operating results for the six months ended June 30, 2021 increased from the six months ended June 30, 2020 primarily due to growth in our international business, partially offset by a decrease in equity income resulting from fluctuations in foreign currency at our APAC JV.
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

	Three months ended			Q2 2021 vs. Q1 2021		Q2 2021 vs. Q2 2020
	June 30, 2021	March 31, 2021	June 30, 2020	Amount	Percent	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(25)	$(25)	$(73)	$—	—%	$48	65.8%
Adjusted corporate administrative support(1)	$(25)	$(25)	$(38)	$—	—%	$13	34.2%

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

	Six months ended June 30,		YTD Q2 2021 vs. YTD Q2 2020
	2021	2020	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(51)	$(97)	$46	47.4%
Adjusted corporate administrative support(1)	$(51)	$(62)	$11	17.7%

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see "Reconciliations of Non-GAAP measures" section below.
Charges impacting corporate administrative support:
Accruals for legal matters. During the second quarter of 2020, we recorded a net charge for legal matters of $35 million which is included in general and administrative expenses.
Corporate administrative support expenses for the quarter ended June 30, 2021 compared to the quarter ended March 31, 2021 were relatively flat. The changes in corporate administrative support expenses for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020, and for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, were impacted by accruals for legal matters as described above, as well as a decrease in severance accruals associated with our senior executive leadership transition in 2020.

Corporate-level charges

	Three months ended			Q2 2021 vs. Q1 2021		Q2 2021 vs. Q2 2020
	June 30, 2021	March 31, 2021	June 30, 2020	Amount	Percent	Amount	Percent
	(dollars in millions)
Debt expense	$73	$67	$81	$6	9.0%	$(8)	(9.9)%
Other income	$15	$1	$10	$14	1,400.0%	$5	50.0%
Effective income tax rate	18.8%	22.6%	24.6%		(3.8)%		(5.8)%
Effective income tax rate from continuing operations attributable to DaVita, Inc. (1)	21.6%	26.4%	29.2%		(4.8)%		(7.6)%
Net income attributable to noncontrolling interests	$57	$54	$53	$3	5.6%	$4	7.5%

(1)For a reconciliation of our effective income tax rate from continuing operations attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.

	Six months ended June 30,		YTD Q2 2021 vs. YTD Q2 2020
	2021	2020	Amount	Percent
	(dollars in millions)
Debt expense	$140	$170	$(30)	(17.6)%
Debt refinancing charges	$—	$3	$(3)	(100.0)%
Other income	$16	$5	$11	220.0%
Effective income tax rate	20.6%	24.7%		(4.1)%
Effective income tax rate from continuing operations attributable to DaVita, Inc.(1)	23.8%	28.8%		(5.0)%
Net income attributable to noncontrolling interests	$111	$102	$9	8.8%

(1)For a reconciliation of our effective income tax rate from continuing operations attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.
Debt expense
Debt expense for the second quarter of 2021 increased from the first quarter of 2021 as a result of completing an unregistered add-on offering of $1.0 billion aggregate principal amount to our existing 4.625% senior notes due June 1, 2030 (the Additional 2030 Notes) on February 26, 2021. Debt expense for the second quarter of 2021 decreased from the second quarter of 2020 and decreased for the six months ended June 30, 2021 from the six months ended June 30, 2020 primarily due to a decrease in our overall weighted average effective interest rate on our debt, including as a result of refinancing our 5.125% senior notes and 5.0% senior notes with lower cost debt and a reduction in the LIBOR component of the interest rate on debt under our senior secured credit facilities, partially offset by additional debt expense associated with the Additional 2030 Notes offering completed in February 2021.
Our overall weighted average effective interest rate for the second quarter of 2021 was 3.36% compared to 3.08% for the first quarter of 2021 and 3.64% for the second quarter of 2020. See Note 7 to the condensed consolidated financial statements for further information on the components of our debt.
Debt refinancing charges
The six months ended June 30, 2020 included refinancing charges of $3 million comprised partially of fees incurred on the repricing of our Term Loan B and partially of deferred financing costs written off for the portion of this debt considered extinguished and reborrowed.
Other income
Other income consists primarily of interest income on cash and cash equivalents and short- and long-term investments, realized and unrealized gains and losses on investments, and foreign currency transaction gains and losses.
Other income for the second quarter of 2021 increased compared to the first quarter of 2021 primarily due to gains on certain investments that began trading in public markets during the second quarter of 2021, in addition to recognized gains on foreign currency transactions in the second quarter of 2021 compared to recognized losses in the first quarter of 2021. Other income for the second quarter of 2021 increased compared to the second quarter of 2020 due to an increase in gains on investments as described above, partially offset by a decrease in interest income. Other income increased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase in gains on investments as described above and recognized gains on foreign currency transactions in the six months ended June 30, 2021 compared to recognized losses in the six months ended June 30, 2020, partially offset by a decrease in interest income.
Effective income tax rate
The effective income tax rate and the effective income tax rate from continuing operations attributable to DaVita Inc. for the second quarter of 2021 decreased from the first quarter of 2021 primarily due to an increase in tax benefits from stock-based compensation deductions in the second quarter of 2021.
The effective income tax rate and the effective income tax rate from continuing operations attributable to DaVita Inc. for the second quarter of 2021 and for the six months ended June 30, 2021 decreased from the second quarter of 2020 and six months ended June 30, 2020, respectively, primarily due to an increase in tax benefits from stock-based compensation deductions in the second quarter of 2021 as well as a reduction in nondeductible advocacy spending in 2021.
Net income attributable to noncontrolling interests
The increase in net income attributable to noncontrolling interests for the second quarter of 2021 from the first quarter of 2021 was primarily due improved earnings at certain U.S. dialysis partnerships driven by one additional treatment day, higher revenue per treatment and an increase in treatments per day. The increase in net income attributable to noncontrolling interests for the second quarter of 2021 from the second quarter of 2020 was primarily due to improved earnings at certain U.S. dialysis partnerships driven by higher revenue per treatment. The increase in net income attributable to noncontrolling interests for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to improved earnings at certain U.S. dialysis partnerships driven by higher revenue per treatment.
Accounts receivable
Our consolidated accounts receivable balances at June 30, 2021 and December 31, 2020 were $1.947 billion and $1.824 billion, respectively, representing approximately 62 and 59 days sales outstanding (DSO), respectively, net of allowances for uncollectible accounts. Consolidated DSO increased primarily due to a delay in collections related to certain payors and temporary billing holds related to winter storms. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes in the second quarter of 2021 from the first quarter of 2021 in the amount of unreserved accounts receivable over one year old or in the amounts pending approval from third-party payors.

Liquidity and capital resources
The following table shows the summary of our major sources and uses of cash, cash equivalents and restricted cash:

	Six months ended June 30,		YTD Q2 2021 vs. YTD Q2 2020
	2021	2020	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$643	$543	$100	18.4%
Non-cash items in net income	426	491	(65)	(13.2)%
Other working capital changes	(208)	(11)	(197)	1,790.9%
Other	(27)	(11)	(16)	145.5%
	$834	$1,012	$(178)	(17.6)%

Net cash (used in) provided by investing activities:
Capital expenditures:
Routine maintenance/IT/other	$(181)	$(156)	$(25)	16.0%
Development and relocations	(113)	(136)	23	(16.9)%
Acquisition expenditures	(24)	(44)	20	(45.5)%
Proceeds from sale of self-developed properties	29	69	(40)	(58.0)%
Other	6	(140)	146	(104.3)%
	$(284)	$(407)	$123	(30.2)%

Net cash provided by (used in) financing activities:
Debt issuances net of (payments) and financing costs	$848	$1,668	$(820)	(49.2)%
Distributions to noncontrolling interests	(99)	(119)	20	(16.8)%
Contributions from noncontrolling interests	16	21	(5)	(23.8)%
Share repurchases	(561)	(322)	(239)	74.2%
Other	(48)	(8)	(40)	500.0%
	$156	$1,240	$(1,084)	(87.4)%

Total number of shares repurchased	5,019	4,052	967	23.9%

Free cash flow(1)	$485	$691	$(206)	(29.8)%
Certain columns or rows may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of our free cash flow, see "Reconciliations of Non-GAAP measures" section below.
Consolidated cash flows
Consolidated cash flows from operating activities during the six months ended June 30, 2021 were $834 million, compared to consolidated operating cash flows for the six months ended June 30, 2020 of $1,012 million. The decrease in operating cash flows was primarily driven by an increase in total DSO of three days for the six months ended June 30, 2021 compared to a decrease of one day for the six months ended June 30, 2020, in addition to timing of other working capital items.
Free cash flow during the six months ended June 30, 2021 decreased from the six months ended June 30, 2020 primarily due to a decrease in net cash provided by operating activities as described above and a decrease in proceeds from the sale of self-developed properties, partially offset by a decline in net distributions to noncontrolling interests.
Other significant sources of cash included proceeds from the issuance of $1.0 billion in aggregate principal amount of the Additional 2030 Notes as an add-on offering to our 4.625% senior notes due 2030 that were issued at an offering price of 101.750% of face amount in February 2021. Other significant uses of cash in the six months ended June 30, 2021 included the repayment in full of borrowings under our revolving line of credit. Other net debt payments during the six months ended June 30, 2021 primarily consisted of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $44 million on Term Loan A and $14 million on Term Loan B-1 as well as additional required principal payments under other debt arrangements. We also incurred bond issuance costs of approximately $9 million in cash during this period. See further discussion in Note 7 to the condensed consolidated financial statements related to our debt financing activities. In addition, during the six months ended June 30, 2021 we used cash to repurchase 5,019,336 shares of our common stock.
By comparison, the same period in 2020 included our issuance of $1.750 billion in aggregate principal amount of 4.625% senior notes due 2030 in June 2020 in anticipation of redemption of an equal principal amount of 5.125% senior notes in July 2020. Other net debt payments during the six months ended June 30, 2020 primarily consisted of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $22 million on Term Loan A and $14 million on Term Loan B-1 and additional required principal payments under other debt arrangements. In addition, we incurred bond issuance costs of approximately $20 million and refinancing costs related to the repricing of our Term Loan B-1 of approximately $3 million during this period. For the six months ended June 30, 2020 we used cash to repurchase 4,052,298 shares of our common stock.
Dialysis center footprint and growth
The table below shows the growth in our dialysis operations by number of dialysis centers owned or operated:

	U.S.				International
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Number of centers operated at beginning of period	2,827	2,772	2,816	2,753	323	282	321	259
Acquired centers	1	1	1	3	5	3	7	25
Developed centers	13	28	31	50	2	2	4	4
Net change in non-owned managed or administered centers(1)	—	—	—	—	1	—	2	1
Sold and closed centers(2)	(3)	(2)	(4)	(4)	—	—	(3)	—
Closed centers(3)	(10)	(4)	(16)	(7)	—	—	—	(2)
Number of centers operated at end of period	2,828	2,795	2,828	2,795	331	287	331	287

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
Stock repurchases
The following table summarizes our common stock repurchases during the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Open market repurchases:	(dollars in millions, except for per share data)
Shares	2,069,854	—	5,019,336	4,052,298
Amount paid	$241	$—	$563	$303
Average paid per share	$116.38	$—	$112.21	$74.81
See further discussion of our stock repurchases in Note 9 to the condensed consolidated financial statements.
Available liquidity
As of June 30, 2021, we had an undrawn $1.0 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of June 30, 2021. We separately have approximately $69 million of outstanding letters of credit under a separate bilateral secured letter of credit facility.
See Note 7 to the condensed consolidated financial statements for components of our long-term debt and their interest rates. We may from time to time seek to obtain funds or refinance existing debt through additional debt financings or other capital alternatives.

The COVID-19 pandemic and efforts to prevent its spread have dramatically impacted global economic activity and driven increased volatility in the financial markets. We have maintained business process continuity during the COVID-19 pandemic by enabling most back office teammates to work remotely, and as of the date of this report, we have not experienced material deterioration in our liquidity position as a result of the COVID-19 crisis. In addition, we elected not to accept approximately $250 million in funds available to us through the CARES Act Provider Relief Fund and returned the funds we received in May 2020. There can be no assurance that we will be able to continue to forgo the receipt of financial or other assistance under the CARES Act or similar subsequent legislation or that similar assistance will be available from the government if we have a need for such assistance in the future. The ultimate impact of the pandemic will depend on future developments that are highly uncertain and difficult to predict.
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

	Three months ended June 30, 2021
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$534	$(28)	$10	$(18)	$(25)	$490
Adjusted operating income (loss)	$534	$(28)	$10	$(18)	$(25)	$490
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended March 31 2021
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$480	$(25)	$13	$(12)	$(25)	$443
Adjusted operating income (loss)	$480	$(25)	$13	$(12)	$(25)	$443
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended June 30, 2020
	U.S. dialysis	Ancillary services			Corporate administration	Consolidated
		U.S.	International	Total
	(dollars in millions)
Operating income (loss)	$523	(41)	$1	$(40)	$(73)	$410
Loss on changes in ownership interests, net	—	16	—	16	—	16
Accrual for legal matters	—	—	—	—	35	35
Adjusted operating income (loss)	$523	$(25)	$1	$(23)	$(38)	$461
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Six months ended June 30, 2021
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$1,014	$(53)	$24	$(30)	$(51)	$933
Adjusted operating income (loss)	$1,014	$(53)	$24	$(30)	$(51)	$933
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Six months ended June 30, 2020
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$1,014	$(60)	$18	$(42)	$(97)	$875
Loss on changes in ownership interests, net	—	16	—	16	—	16
Accrual for legal matters	—	—	—	—	35	35
Adjusted operating income (loss)	$1,014	$(44)	$18	$(26)	$(62)	$927
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended			Six months ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(dollars in millions)
Income from continuing operations before income taxes	$432	$377	$338	$809	$708
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(58)	(54)	(53)	(112)	(102)
Income from continuing operations before income taxes attributable to DaVita Inc.	$375	$323	$285	$697	$606
Income tax expense for continuing operations	$81	$85	$83	$167	$175
Less: Income tax attributable to noncontrolling interests	—	—	—	—	—
Income tax expense from continuing operations attributable to DaVita Inc.	$81	$85	$83	$166	$175
Effective income tax rate on income from continuing operations attributable to DaVita Inc.	21.6%	26.4%	29.2%	23.8%	28.8%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Six months ended
	June 30, 2021	June 30, 2020
	(dollars in millions)
Net cash provided by operating activities	$834	$1,012
Less: Distributions to noncontrolling interests	(99)	(119)
Plus: Contributions from noncontrolling interests	16	21
Cash provided by operating activities from continuing operations	751	914
Less: Expenditures for routine maintenance and information technology	(181)	(156)
Less: Expenditures for development	(113)	(136)
Plus: Proceeds from sale of self-developed properties	29	69
Free cash flow	$485	$691
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
We also have potential obligations to purchase the noncontrolling interests held by third parties in many of our majority-owned dialysis partnerships and other nonconsolidated entities. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. For additional information on these obligations and how we measure and report them, see Note 13 to the condensed consolidated financial statements and Note 17 and Note 24 to the consolidated financial statements included in our 2020 10-K.
The following is a summary of these off-balance sheet contractual obligations and commitments as of June 30, 2021:

	Remainder of 2021	2022-2024	2025-2026	After 5 years	Total
	(dollars in millions)
Potential cash requirements under other commitments:
Letters of credit	$69	$—	$—	$—	$69
Noncontrolling interests subject to put provisions	1,062	171	114	79	1,426
Non-owned and minority owned put provisions	114	6	—	—	120
Operating capital advances	1	4	2	4	11
Purchase commitments	256	1,504	346	—	2,106
	$1,502	$1,685	$462	$83	$3,732
For information on the maturities and other terms of our long term debt, see Note 7 to the condensed consolidated financial statements.
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
Settlements of existing income tax liabilities for unrecognized tax benefits of approximately $92 million, including interest, penalties and other long-term tax liabilities, are excluded from the table above as reasonably reliable estimates of their timing cannot be made.

New Accounting Standards
See discussion of new accounting standards in Note 15 to the condensed consolidated financial statements.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest rate and foreign currency sensitivity
There has been no material change in the nature of the Company's interest rate risks or foreign currency exchange risks from those described in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
The tables below provide information about our financial instruments that are sensitive to changes in interest rates as of June 30, 2021. For further information on the components of the Company's long-term debt and their interest rates, see Note 7 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q at Part I Item 1.

	Expected maturity date								Average interest rate	Fair value(1)
	2021	2022	2023	2024	2025	2026	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$35	$30	$36	$31	$31	$41	$4,439	$4,643	4.43%	$4,361
Variable rate	$73	$134	$179	$1,394	$37	$2,584	$2	$4,403	2.18%	$4,392

(1)Represents the fair value of the Company’s long-term debt excluding financing leases. See Note 7 to the condensed consolidated financial statements for further details.

	Notional amount	Contract maturity date								Fair value
		2021	2022	2023	2024	2025	2026	Thereafter	Receive variable
	(dollars in millions)
2019 cap agreements	$3,500	$—	$—	$—	$3,500	$—	$—	$—	LIBOR above 2%	$6.4
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
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements as of June 30, 2021. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as required by the Exchange Act as of such date for our Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.
There was no change in the Company's internal control over financial reporting that was identified during the evaluation that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Part II, Item 1 is incorporated herein by reference to the information set forth under the caption “Commitments and Contingencies” in Note 8 to the condensed consolidated financial statements included in this report.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K (2020 10-K) for the year ended December 31, 2020 filed with Securities and Exchange Commission. You should carefully consider the risks included in our 2020 10-K, together with all the other information in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and this Quarterly Report on Form 10-Q, including the forward-looking statements in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during the second quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
April 1-30, 2021	991	$109.91	991	$1,498,730
May 1-31, 2021	413	122.30	413	$1,448,155
June 1-30, 2021	666	122.33	666	$1,366,725
	2,070	$116.38	2,070
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
As of August 2, 2021, we had a total of $1.260 billion available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Items 3, 4 and 5 are not applicable

Item 6.    Exhibits

Exhibit
Number

31.1	Certification of the Chief Executive Officer, dated August 3, 2021, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 3, 2021, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 3, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 3, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Filed or furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JOHN D. WINSTEL
John D. Winstel
Chief Accounting Officer*
Date: August 3, 2021

*	Mr. Winstel has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.