Form 10-Q
period 2021-09-30
DAVITA INC.
filed 2021-10-28
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of October 22, 2021, the number of shares of the Registrant’s common stock outstanding was approximately 101.9 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.
i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Dialysis patient service revenues	$2,837,940	$2,781,650	$8,370,484	$8,253,128
Other revenues	100,379	142,416	304,346	392,154
Total revenues	2,938,319	2,924,066	8,674,830	8,645,282
Operating expenses:
Patient care costs	2,008,589	1,971,719	5,912,196	5,931,732
General and administrative	293,095	363,280	872,612	943,065
Depreciation and amortization	170,462	156,894	505,852	468,949
Equity investment income, net	(8,704)	(5,496)	(23,785)	(27,681)
Loss on changes in ownership interest, net	—	—	—	16,252
Total operating expenses	2,463,442	2,486,397	7,266,875	7,332,317
Operating income	474,877	437,669	1,407,955	1,312,965
Debt expense	(72,829)	(73,658)	(213,167)	(243,642)
Debt prepayment, refinancing and redemption charges	—	(86,074)	—	(89,022)
Other (loss) income, net	(7,590)	5,395	8,766	10,590
Income from continuing operations before income taxes	394,458	283,332	1,203,554	990,891
Income tax expense	74,704	65,792	241,224	240,564
Net income from continuing operations	319,754	217,540	962,330	750,327
Net income from discontinued operations, net of tax	—	—	—	9,980
Net income	319,754	217,540	962,330	760,307
Less: Net income attributable to noncontrolling interests	(60,000)	(58,866)	(171,353)	(160,438)
Net income attributable to DaVita Inc.	$259,754	$158,674	$790,977	$599,869

Earnings per share attributable to DaVita Inc.:
Basic net income from continuing operations	$2.48	$1.31	$7.41	$4.81
Basic net income	$2.48	$1.31	$7.41	$4.89
Diluted net income from continuing operations	$2.36	$1.28	$7.08	$4.72
Diluted net income	$2.36	$1.28	$7.08	$4.80

Weighted average shares for earnings per share:
Basic shares	104,793	120,905	106,685	122,582
Diluted shares	109,838	123,954	111,666	124,927

Amounts attributable to DaVita Inc.:
Net income from continuing operations	$259,754	$158,674	$790,977	$589,889
Net income from discontinued operations	—	—	—	9,980
Net income attributable to DaVita Inc.	$259,754	$158,674	$790,977	$599,869
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$319,754	$217,540	$962,330	$760,307
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on interest rate cap agreements:
Unrealized (losses) gains	(357)	(1,628)	2,466	(16,470)
Reclassifications of net realized losses into net income	1,034	1,034	3,100	4,280
Unrealized (losses) gains on foreign currency translation:	(54,528)	13,171	(59,162)	(62,842)
Other comprehensive (loss) income	(53,851)	12,577	(53,596)	(75,032)
Total comprehensive income	265,903	230,117	908,734	685,275
Less: Comprehensive income attributable to noncontrolling interests	(60,000)	(58,866)	(171,353)	(160,438)
Comprehensive income attributable to DaVita Inc.	$205,903	$171,251	$737,381	$524,837
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1,045,742	$324,958
Restricted cash and equivalents	92,867	176,832
Short-term investments	26,690	20,101
Accounts receivable	2,027,599	1,824,282
Inventories	114,096	111,625
Other receivables	410,796	544,376
Prepaid and other current assets	69,060	76,387
Income tax receivable	52,688	70,163
Total current assets	3,839,538	3,148,724
Property and equipment, net of accumulated depreciation of $4,838,262 and $4,480,429, respectively	3,463,212	3,521,824
Operating lease right-of-use assets	2,860,172	2,863,089
Intangible assets, net of accumulated amortization of $66,455 and $70,141, respectively	152,121	166,585
Equity method and other investments	243,163	257,491
Long-term investments	33,598	32,193
Other long-term assets	101,469	79,501
Goodwill	6,940,667	6,919,109
	$17,633,940	$16,988,516
LIABILITIES AND EQUITY
Accounts payable	$387,712	$434,253
Other liabilities	723,080	810,529
Accrued compensation and benefits	683,045	685,555
Current portion of operating lease liabilities	388,089	369,497
Current portion of long-term debt	166,818	168,541
Income tax payable	14,309	7,768
Total current liabilities	2,363,053	2,476,143
Long-term operating lease liabilities	2,716,707	2,738,670
Long-term debt	8,770,883	7,917,263
Other long-term liabilities	163,051	150,060
Deferred income taxes	868,078	809,600
Total liabilities	14,881,772	14,091,736
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,423,917	1,330,028
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 110,886 and 103,136 shares issued and outstanding at September 30, 2021, respectively, and 109,933 shares issued and outstanding at December 31, 2020)	111	110
Additional paid-in capital	525,009	597,073
Retained earnings	1,643,514	852,537
Treasury stock (7,750 and zero shares, respectively)	(899,447)	—
Accumulated other comprehensive loss	(119,750)	(66,154)
Total DaVita Inc. shareholders' equity	1,149,437	1,383,566
Noncontrolling interests not subject to put provisions	178,814	183,186
Total equity	1,328,251	1,566,752
	$17,633,940	$16,988,516
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$962,330	$760,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	505,852	468,949
Debt prepayment, refinancing and redemption charges	—	86,957
Stock-based compensation expense	75,898	67,217
Deferred income taxes	56,724	191,783
Equity investment (income) loss, net	(1,687)	3,026
Loss on sales of business interests, net	—	16,252
Other non-cash charges, net	13,418	(7,980)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(205,792)	(12,405)
Inventories	(2,490)	(8,445)
Other receivables and prepaid and other current assets	144,967	(62,025)
Other long-term assets	(19,663)	(1,853)
Accounts payable	(47,412)	445
Accrued compensation and benefits	(7,176)	(12,124)
Other current liabilities	(87,842)	123,833
Income taxes	22,609	(100,160)
Other long-term liabilities	(8,748)	(19,547)
Net cash provided by operating activities	1,400,988	1,494,230
Cash flows from investing activities:
Additions of property and equipment	(451,909)	(449,896)
Acquisitions	(45,143)	(112,597)
Proceeds from asset and business sales	46,578	83,339
Purchase of debt investments held-to-maturity	(13,274)	(147,829)
Purchase of other debt and equity investments	(2,609)	(3,388)
Proceeds from debt investments held-to-maturity	13,274	148,341
Proceeds from sale of other debt and equity investments	11,976	3,434
Purchase of intangible assets	(745)	—
Purchase of equity method investments	(7,925)	(9,613)
Distributions from equity method investments	1,592	902
Net cash used in investing activities	(448,185)	(487,307)
Cash flows from financing activities:
Borrowings	1,613,036	3,826,484
Payments on long-term debt	(812,659)	(3,927,411)
Deferred financing costs	(9,091)	(105,705)
Purchase of treasury stock	(882,411)	(1,025,878)
Distributions to noncontrolling interests	(177,146)	(179,098)
Net payments related to stock purchases and awards	(59,849)	3,838
Contributions from noncontrolling interests	28,295	32,854
Proceeds from sales of additional noncontrolling interest	2,880	—
Purchases of noncontrolling interests	(11,658)	(6,782)
Net cash used in financing activities	(308,603)	(1,381,698)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,381)	(16,606)
Net increase (decrease) in cash, cash equivalents and restricted cash	636,819	(391,381)
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	636,819	(391,381)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	501,790	1,208,718
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$1,138,609	$817,337
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended September 30, 2021
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at June 30, 2021	$1,426,211	110,644	$111	$523,038	$1,383,760	(5,019)	$(563,230)	$(65,899)	$1,277,780	$185,046
Comprehensive income:
Net income	41,182				259,754				259,754	18,818
Other comprehensive income								(53,851)	(53,851)
Stock award plans		242		(23,584)					(23,584)
Stock-settled stock-based compensation expense				24,055					24,055
Changes in noncontrolling interest from:
Distributions	(49,766)									(28,018)
Contributions	9,041									3,329
Acquisitions and divestitures	5,903			(351)					(351)	1
Partial purchases				(6,803)					(6,803)	(362)
Fair value remeasurements	(8,654)			8,654					8,654
Purchase of treasury stock						(2,731)	(336,217)		(336,217)
Balance at September 30, 2021	$1,423,917	110,886	$111	$525,009	$1,643,514	(7,750)	$(899,447)	$(119,750)	$1,149,437	$178,814

	Nine months ended September 30, 2021
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2020	$1,330,028	109,933	$110	$597,073	$852,537	—	$—	$(66,154)	$1,383,566	$183,186
Comprehensive income:
Net income	121,774				790,977				790,977	49,579
Other comprehensive income								(53,596)	(53,596)
Stock award plans		953	1	(74,761)					(74,760)
Stock-settled stock-based compensation expense				74,568					74,568
Changes in noncontrolling interest from:
Distributions	(114,008)									(63,138)
Contributions	19,830									8,465
Acquisitions and divestitures	5,903			(351)					(351)	1,250
Partial purchases	(552)			(10,578)					(10,578)	(528)
Fair value remeasurements	60,942			(60,942)					(60,942)
Purchase of treasury stock						(7,750)	(899,447)		(899,447)
Balance at September 30, 2021	$1,423,917	110,886	$111	$525,009	$1,643,514	(7,750)	$(899,447)	$(119,750)	$1,149,437	$178,814

See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended September 30, 2020
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at June 30, 2020	$1,241,937	126,037	$126	$719,102	$1,872,933	(4,052)	$(303,139)	$(135,107)	$2,153,915	$179,902
Comprehensive income:
Net income	40,854				158,674				158,674	18,012
Other comprehensive income								12,577	12,577
Stock award plan		28		(934)					(934)
Stock-settled stock-based compensation expense				24,913					24,913
Changes in noncontrolling interest from:
Distributions	(38,154)									(22,391)
Contributions	10,348									1,924
Acquisitions and divestitures										1,136
Fair value remeasurements	48,949			(48,949)					(48,949)
Purchase of treasury stock						(8,232)	(725,439)		(725,439)
Balance at September 30, 2020	$1,303,934	126,065	$126	$694,132	$2,031,607	(12,284)	$(1,028,578)	$(122,530)	$1,574,757	$178,583

	Nine months ended September 30, 2020
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2019	$1,180,376	125,843	$126	$749,043	$1,431,738	—	$—	$(47,498)	$2,133,409	$185,833
Comprehensive income:
Net income	107,737				599,869				599,869	52,701
Other comprehensive loss								(75,032)	(75,032)
Stock award plan		222		(9,145)					(9,145)
Stock-settled stock-based compensation expense				66,591					66,591
Changes in noncontrolling interest from:
Distributions	(115,289)									(63,809)
Contributions	24,443									8,411
Acquisitions and divestitures	(3,214)									(247)
Partial purchases	(6,673)			4,197					4,197	(4,306)
Fair value remeasurements	116,554			(116,554)					(116,554)
Purchase of treasury stock						(12,284)	(1,028,578)		(1,028,578)
Balance at September 30, 2020	$1,303,934	126,065	$126	$694,132	$2,031,607	(12,284)	$(1,028,578)	$(122,530)	$1,574,757	$178,583

See notes to condensed consolidated financial statements.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

Unless otherwise indicated in this Quarterly Report on Form 10-Q, "the Company", "we", "us", "our" and similar terms refer to DaVita Inc. and its consolidated subsidiaries.
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
2.     Revenue recognition
The following table summarizes the Company's segment revenues by primary payor source:

	Three months ended September 30, 2021			Three months ended September 30, 2020
	U.S. dialysis	Other - Ancillary services	Consolidated	U.S. dialysis	Other - Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage(1)	$1,543,819	$	$1,543,819	$1,541,707	$	$1,541,707
Medicaid and Managed Medicaid	203,169		203,169	193,254		193,254
Other government(1)	82,624	113,260	195,884	83,602	98,044	181,646
Commercial	862,218	54,857	917,075	858,247	43,845	902,092
Other revenues:
Medicare and Medicare Advantage		77,277	77,277		111,248	111,248
Medicaid and Managed Medicaid		377	377		412	412
Commercial		7,164	7,164		7,799	7,799
Other(2)	6,216	9,442	15,658	17,409	9,895	27,304
Eliminations of intersegment revenues	(22,104)	—	(22,104)	(37,317)	(4,079)	(41,396)
Total	$2,675,942	$262,377	$2,938,319	$2,656,902	$267,164	$2,924,066

(1)During the first quarter of 2021, the Company realigned the classification of revenue previously disclosed in the “Other government” category to the “Medicare and Medicare Advantage” category for certain government-reimbursed plans which have structure and payment characteristics similar to traditional Medicare Advantage plans. The classification of revenue for these plans for the three months ended September 30, 2020 has also been recast to conform to the current period presentation.
(2)Other consists of management service fees earned in the respective Company line of business as well as other revenue from the Company's ancillary services.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	U.S. dialysis	Other - Ancillary services	Consolidated	U.S. dialysis	Other - Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage(1)	$4,586,278	$	$4,586,278	$4,619,852	$	$4,619,852
Medicaid and Managed Medicaid	585,053		585,053	547,045		547,045
Other government(1)	245,125	338,553	583,678	253,654	283,431	537,085
Commercial	2,528,499	157,172	2,685,671	2,534,388	118,869	2,653,257
Other revenues:
Medicare and Medicare Advantage		243,085	243,085		309,555	309,555
Medicaid and Managed Medicaid		981	981		1,061	1,061
Commercial		14,387	14,387		27,370	27,370
Other(2)	19,308	31,107	50,415	30,846	36,600	67,446
Eliminations of intersegment revenues	(70,424)	(4,294)	(74,718)	(104,987)	(12,402)	(117,389)
Total	$7,893,839	$780,991	$8,674,830	$7,880,798	$764,484	$8,645,282

(1)During the first quarter of 2021, the Company realigned the classification of revenue previously disclosed in the “Other government” category to the “Medicare and Medicare Advantage” category for certain government-reimbursed plans which have structure and payment characteristics similar to traditional Medicare Advantage plans. The classification of revenue for these plans for the nine months ended September 30, 2020 has also been recast to conform to the current period presentation.
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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income attributable to DaVita Inc.:
Continuing operations	$259,754	$158,674	$790,977	$589,889
Discontinued operations	—	—	—	9,980
Net income attributable to DaVita Inc.	$259,754	$158,674	$790,977	$599,869

Weighted average shares outstanding:
Basic shares	104,793	120,905	106,685	122,582
Assumed incremental from stock plans	5,045	3,049	4,981	2,345
Diluted shares	109,838	123,954	111,666	124,927

Basic net income attributable to DaVita Inc.:
Continuing operations per share	$2.48	$1.31	$7.41	$4.81
Discontinued operations per share	—	—	—	0.08
Basic net income per share attributable to DaVita Inc.	$2.48	$1.31	$7.41	$4.89

Diluted net income attributable to DaVita Inc.:
Continuing operations per share	$2.36	$1.28	$7.08	$4.72
Discontinued operations per share	—	—	—	0.08
Diluted net income per share attributable to DaVita Inc.	$2.36	$1.28	$7.08	$4.80

Anti-dilutive stock-settled awards excluded from calculation(1)	141	2,765	103	3,063

(1)Shares associated with stock awards excluded from the diluted denominator calculation because they were anti-dilutive under the treasury stock method.
4.    Restricted cash and equivalents
The Company had restricted cash and cash equivalents of $92,867 and $176,832 at September 30, 2021 and December 31, 2020, respectively. The decrease in restricted cash and equivalents was primarily driven by the release of escrow funds in the third quarter of 2021 related to a resolved legal settlement, see Note 9 for further details. Substantially all of the restricted cash and equivalents balance at September 30, 2021 is held in trust to satisfy insurer and state regulatory requirements related to the wholly-owned captive insurance companies that bear professional and general liability and workers' compensation risks for the Company and the remaining restricted cash and cash equivalents held at September 30, 2021 represents cash pledged to third parties in connection with one of the Company's ancillary businesses.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

5.     Short-term and long-term investments
The Company’s short-term and long-term debt and equity investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	September 30, 2021			December 31, 2020
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$8,225	$—	$8,225	$8,217	$—	$8,217
Investments in mutual funds and common stocks	—	52,063	52,063	—	44,077	44,077
	$8,225	$52,063	$60,288	$8,217	$44,077	$52,294
Short-term investments	$8,225	$18,465	$26,690	$8,217	$11,884	$20,101
Long-term investments	—	33,598	33,598	—	32,193	32,193
	$8,225	$52,063	$60,288	$8,217	$44,077	$52,294
Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held to maturity and recorded at amortized cost, which approximated their fair values at September 30, 2021 and December 31, 2020.
Equity securities: During the nine months ended September 30, 2021 certain of the Company’s equity investments previously accounted for under the adjusted cost method now have readily determinable fair values from public markets. As a result, these investments were reclassified from equity method and other investments to short-term investments during that period. The Company recognized $10,314 and $1,986 in net unrealized losses on these investments during the three and nine months ended September 30, 2021, respectively, which were valued at $15,264 as of September 30, 2021. The Company's remaining short-term and long-term equity investments are held within a trust to fund existing obligations associated with the Company’s non-qualified deferred compensation plans.
6.     Goodwill
Changes in goodwill by reportable segments were as follows:

	U.S. dialysis	Other - Ancillary services	Consolidated
Balance at December 31, 2019	$6,287,100	$500,535	$6,787,635
Acquisitions	24,377	105,680	130,057
Divestitures	(1,549)	(6,744)	(8,293)
Foreign currency and other adjustments	—	9,710	9,710
Balance at December 31, 2020	$6,309,928	$609,181	$6,919,109
Acquisitions	12,423	41,196	53,619
Divestitures	(623)	—	(623)
Foreign currency and other adjustments	—	(31,438)	(31,438)
Balance at September 30, 2021	$6,321,728	$618,939	$6,940,667

Balance at September 30, 2021:
Goodwill	$6,321,728	$747,933	$7,069,661
Accumulated impairment charges	—	(128,994)	(128,994)
	$6,321,728	$618,939	$6,940,667
The Company did not recognize any goodwill impairment charges during the nine months ended September 30, 2021 and 2020.
As dialysis treatments are an essential, life-sustaining service for patients who depend on them, the Company's operations have continued throughout the novel coronavirus (COVID-19) pandemic. However, the ultimate impact of the dynamic and evolving COVID-19 pandemic on the Company will depend on future developments that are highly uncertain and

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

difficult to predict, including among other things the ultimate severity and duration of the pandemic, further spread or resurgence of the virus (including as a result of the emergence of new strains of the virus such as the Delta variant), its impact on the chronic kidney disease (CKD) patient population and the Company's patient population, the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments and therapies, the pandemic’s continuing impact on the U.S. and global economies, unemployment, labor market conditions, inflation and evolving monetary policies, the responses of the Company's competitors to the pandemic and related changes in the marketplace, and the timing, scope and effectiveness of federal, state and local governmental responses. While the Company does not currently expect a material adverse impact to its business as a result of this public health crisis, there can be no assurance that the COVID-19 pandemic will not have a material adverse impact on one or more of the Company's businesses.
Developments, events, changes in operating performance and other changes in circumstances since the dates of the Company’s last annual goodwill impairment assessments have not caused management to believe it is more likely than not that the fair values of any of the Company's reporting units would be less than their respective carrying amounts as of September 30, 2021. Except for the Company's Germany kidney care reporting unit as described further in Note 10 to the Company's consolidated financial statements included in the 2020 10-K, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of September 30, 2021.
7.     Income taxes
The Company's effective tax rate was 18.9% and 23.2% for the three months ended September 30, 2021 and 2020, respectively, and 20.0% and 24.3% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the Company's effective tax rate for the three and nine months ended September 30, 2021 compared to the prior year is primarily due to an increase in tax benefits from stock-based compensation deductions in 2021 as well as a reduction in nondeductible advocacy expenses in 2021.
8.     Long-term debt
Long-term debt was comprised of the following:

				As of September 30, 2021
	September 30, 2021	December 31, 2020	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A	$1,618,750	$1,684,375	8/12/2024	LIBOR+1.50%	$1,618,750
Term Loan B-1	2,695,120	2,715,694	8/12/2026	LIBOR+1.75%	$2,688,383
Revolving line of credit	—	75,000	8/12/2024	LIBOR+1.50%
Senior Notes:
4.625% Senior Notes	2,750,000	1,750,000	6/1/2030	4.625%	$2,825,625
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.750%	$1,460,625
Acquisition obligations and other notes payable(2)	133,260	164,160	2021-2036	4.78%	$133,260
Financing lease obligations(3)	300,340	274,292	2022-2038	4.62%
Total debt principal outstanding	8,997,470	8,163,521
Discount, premium and deferred financing costs(4)	(59,769)	(77,717)
	8,937,701	8,085,804
Less current portion	(166,818)	(168,541)
	$8,770,883	$7,917,263

(1)For the Company's senior secured credit facilities and senior notes, fair value estimates are based upon bid and ask quotes, typically a level 2 input. For acquisition obligations and other notes payable, the carrying values presented approximate their estimated fair values, based on estimates of their present values using level 2 interest rate inputs.
(2)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and LIBOR interest rate components in effect as of September 30, 2021.

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
(4)As of September 30, 2021, the carrying amount of the Company's senior secured credit facilities is reduced by a discount of $4,719 and deferred financing costs of $29,340, and the carrying amount of the Company's senior notes is reduced by deferred financing costs of $42,091 and increased by a debt premium of $16,381. As of December 31, 2020, the carrying amount of the Company's senior secured credit facilities is reduced by a discount of $5,461 and deferred financing costs of $35,825, and the carrying amount of the Company's senior notes is reduced by deferred financing costs of $36,431.
During the first nine months of 2021, the Company made regularly scheduled mandatory principal payments under its senior secured credit facilities totaling $65,625 on Term Loan A and $20,574 on Term Loan B-1.
On February 26, 2021, the Company completed an unregistered add-on offering of $1,000,000 aggregate principal amount to the existing 4.625% senior notes due June 1, 2030 (the Additional 2030 Notes) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Additional 2030 Notes were issued at an offering price of 101.750% of face amount, plus an interest payment advance to the Company for interest that would have accrued from December 1, 2020 (the last interest payment date) through the closing date, and began bearing full six months' semi-annual coupon interest payments as of June 1, 2021. The terms of the Additional 2030 Notes, other than their issue date, offering price and first interest payment date, are identical to the terms of the $1,750,000 principal amount of the Company’s 4.625% senior notes due June 1, 2030 previously issued by the Company on June 9, 2020. The Additional 2030 Notes are unsecured senior obligations and rank equally in right of payment with the Company's existing and future unsecured senior indebtedness. During the nine months ended September 30, 2021, the Company incurred $9,091 in fees and other professional expenses associated with this transaction, which were capitalized and will amortize over the term of the Additional 2030 Notes.
As of September 30, 2021, the Company's 2019 interest rate cap agreements have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-1 and a portion of Term Loan A. The remaining $813,870 outstanding principal balance of Term Loan A is subject to LIBOR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in the fair values of the cap agreements are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.
The following table summarizes the Company’s interest rate cap agreements outstanding as of September 30, 2021 and December 31, 2020, which are classified in "Other long-term assets" on its consolidated balance sheet:

					Nine months ended September 30, 2021		Fair value
	Notional amount	LIBOR maximum rate	Effective date	Expiration date	Debt expense	Recorded OCI gain	September 30, 2021	December 31, 2020
2019 cap agreements	$3,500,000	2.00%	6/30/2020	6/30/2024	$4,132	$3,284	$5,955	$2,671
See Note 11 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense related to the Company’s interest rate cap agreements for the three and nine months ended September 30, 2021 and 2020.
The Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the third quarter of 2021 was 2.16%, based on the current margins in effect for its senior secured credit facilities as of September 30, 2021, as described above.
The Company’s overall weighted average effective interest rate for the three and nine months ended September 30, 2021 was 3.34% and 3.26%, respectively, and as of September 30, 2021 was 3.34%.
As of September 30, 2021, the Company’s interest rates were fixed on approximately 51% of its total debt.
As of September 30, 2021, the Company had an undrawn $1,000,000 revolving line of credit under its senior secured credit facilities. Credit available under this facility is reduced by the amount of any letters of credit outstanding under this facility, of which there were none as of September 30, 2021. The Company also had approximately $69,185 in letters of credit outstanding under a separate bilateral secured letter of credit facility as of September 30, 2021.

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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations (which frequently arise from qui tam suits) and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of September 30, 2021 and December 31, 2020, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Certain Governmental Inquiries and Related Proceedings

2016 U.S. Attorney Texas Investigation: In February 2016, DaVita Rx, LLC (DaVita Rx), a wholly-owned subsidiary of the Company, received a Civil Investigative Demand (CID) from the U.S. Attorney’s Office, Northern District of Texas. The government is conducting a federal False Claims Act (FCA) investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as an investigation into the Company’s relationships with pharmaceutical manufacturers. The government’s investigation covers the period from January 1, 2006 through December 31, 2018. In December 2017, the Company finalized and executed a settlement agreement that resolved certain of the issues in the government’s investigation and that included total monetary consideration of $63,700, as previously disclosed, of which $41,500 was an incremental cash payment and $22,200 was for amounts previously refunded, and all of which was previously accrued. The government’s investigation is ongoing with respect to issues related to DaVita Rx’s historic relationships with certain pharmaceutical manufacturers, and in July 2018 the Office of Inspector General (OIG) served the Company with a subpoena seeking additional documents and information relating to those relationships. On September 15, 2021, the U.S. Attorney’s Office notified the U.S. District Court, Northern District of Texas, of its decision and the decision of 31 states not to elect to intervene at this time in the matter of U.S. ex rel. Doe v. DaVita Inc., et al. The court then unsealed the complaint, which alleges violations of the FCA, by order dated September 17, 2021. The complaint has not been served on the Company to date. The Company disputes the allegations in the complaint. The Company is continuing to cooperate with the government in this investigation.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

2018 U.S. Attorney Florida Investigation: In March 2018, DaVita Labs received two CIDs from the U.S. Attorney’s Office, Middle District of Florida that were identical in nature but directed to the two different labs. According to the face of the CIDs, the U.S. Attorney’s Office is conducting an investigation as to whether the Company’s subsidiary submitted claims for blood, urine, and fecal testing, where there were insufficient test validation or stability studies to ensure accurate results, in violation of the FCA. In October 2018, DaVita Labs received a subpoena from the OIG in connection with this matter requesting certain patient records linked to clinical laboratory tests. On September 30, 2019, the U.S. Attorney’s Office notified the U.S. District Court, Middle District of Florida, of its decision not to elect to intervene at this time in the matter of U.S. ex rel. Lorne Holland, et al. v. DaVita Healthcare Partners, Inc., et al. The court then unsealed the complaint, which alleges violations of the FCA, by order dated the same day. In January 2020, the private party relators served the Company and DaVita Labs with an amended complaint. The Company and DaVita Labs answered the complaint on July 23, 2020. On August 10, 2021, the court entered summary judgment in favor of the Company and DaVita Labs on all of the relators’ FCA claims leaving only the claims for retaliation. The court dismissed the case on October 13, 2021. On October 15, 2021, the parties signed an agreement to resolve the remaining retaliation claims for an immaterial amount.
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
2020 California Department of Insurance Investigation: In April 2020, the California Department of Insurance (CDI) sent the Company an Investigative Subpoena relating to an investigation being conducted by that office. CDI issued a superseding subpoena in September 2020 and an additional subpoena in September 2021. Those subpoenas request information on a number of topics, including but not limited to the Company’s communications with patients about insurance plans and financial assistance from the American Kidney Fund (AKF), analyses of the potential impact of patients’ decisions to change insurance providers, and documents relating to donations or contributions to the AKF. The Company is cooperating with CDI in this investigation.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Other Proceedings
2021 Antitrust Indictment and Putative Class Action Suit: On July 14, 2021, an indictment was returned by a grand jury in the U.S. District Court, District of Colorado against the Company and its former chief executive officer in the matter of U.S. v. DaVita Inc., et al. The two count indictment alleges that purported agreements entered into by its former chief executive officer not to solicit senior-level employees violate Section 1 of the Sherman Act. On September 14, 2021, DaVita and its former chief executive officer filed a motion to dismiss the indictment. On July 16, 2021, a former DaVita employee filed a putative class action complaint in the matter of Pena v. Surgical Care Affiliates, LLC, et al. in the U.S. District Court, Northern District of Illinois based on the allegations in the matter of U.S. v. DaVita Inc., et al. On August 6, 2021, the plaintiff in the Pena case filed a notice of voluntary dismissal and the court dismissed the complaint on August 9, 2021. On August 9, 2021, DaVita was named as defendant in a consolidated class action complaint in the matter of In re Outpatient Medical Center Employee Antitrust Litigation in the U.S. District Court, Northern District of Illinois. This class action complaint seeks to bring an action on behalf of certain groups of individuals employed by the Company between February 1, 2012 and January 5, 2021. On October 18, 2021, the Company filed a motion to dismiss the class action complaint.The Company disputes the allegations in the indictment and the class action complaint, as well as the asserted violations of the Sherman Act, and intends to defend these actions accordingly.
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
* * *
Other than as may be described above, the Company cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which the Company is or may be subject from time to time, including those described in this Note 9, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on the Company’s revenues, earnings and cash flows. Further, any legal proceedings or regulatory matters involving the Company, whether meritorious or not, are time consuming, and often require management’s attention and result in significant legal expense, and may result in the diversion of significant operational resources, may impact the Company's various relationships and/or contracts related to the Company's business or otherwise harm the Company’s business, results of operations, financial condition, cash flows or reputation.
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
While the Company continues to dispute the allegations, it reached an agreement to resolve this matter without admitting to any liability. Settlement of this matter was covered primarily with insurance proceeds. The Company contributed an amount that did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. On April 13, 2021, the court granted final approval of the settlement. On August 9, 2021, the court entered final judgment and dismissed all claims in the action with prejudice.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

While the defendants continue to dispute the allegations, an agreement was reached to resolve this matter without admitting to any liability and the court approved the settlement and entered final judgment and dismissed the case with prejudice on January 29, 2021. As part of the settlement, the Company agreed to certain corporate governance policies, but did not make any financial contribution towards the settlement.
* * *
Other Commitments
The Company also has certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated outpatient dialysis businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $11,100.
10.    Shareholders' equity
Stock-based compensation
During the nine months ended September 30, 2021, the Company granted 722 restricted and performance stock units with an aggregate grant-date fair value of $79,214 and a weighted-average expected life of approximately 3.5 years and 132 stock-settled stock appreciation rights with an aggregate grant-date fair value of $4,250 and a weighted-average expected life of approximately 4.5 years.
As of September 30, 2021, the Company had $179,110 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.3 years.
Share repurchases
The following table summarizes the Company's common stock repurchases during the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Open market repurchases:
Shares	2,731	250	7,750	4,302
Amount paid	$336,217	$21,259	$899,447	$324,398
Average paid per share	$123.14	$85.04	$116.06	$75.40

Tender offer:
Shares	—	7,982	—	7,982
Amount paid(1)	$—	$704,180	$—	$704,180
Average paid per share	$—	$88.22	$—	$88.22

Total:
Shares	2,731	8,232	7,750	12,284
Amount paid	$336,217	$725,439	$899,447	$1,028,578
Average paid per share	$123.14	$88.13	$116.06	$83.73

(1)Represents the aggregate amount paid for shares repurchased pursuant to the Company's 2020 tender offer for its shares during the three and nine months ended September 30, 2020, including its clearing price of $88.00 per share plus related fees and expenses of $1,792.
The Company repurchased 1,229 shares of its common stock for $139,538 at an average cost of $113.54 per share subsequent to September 30, 2021 through October 27, 2021.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Effective on December 10, 2020, the Company's Board of Directors (Board) terminated all remaining prior share repurchase authorizations available to the Company and approved a new share repurchase authorization of $2,000,000. As of October 27, 2021, the Company had a total of $890,970 available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations including under the terms of its current senior secured credit facilities.
11.     Accumulated other comprehensive loss

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$(7,577)	$(58,322)	$(65,899)	$(12,466)	$(53,688)	$(66,154)
Unrealized (losses) gains	(477)	(54,528)	(55,005)	3,284	(59,162)	(55,878)
Related income tax	120	—	120	(818)	—	(818)
	(357)	(54,528)	(54,885)	2,466	(59,162)	(56,696)
Reclassification into net income	1,378	—	1,378	4,132	—	4,132
Related income tax	(344)	—	(344)	(1,032)	—	(1,032)
	1,034	—	1,034	3,100	—	3,100
Ending balance	$(6,900)	$(112,850)	$(119,750)	$(6,900)	$(112,850)	$(119,750)

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$(13,029)	$(122,078)	$(135,107)	$(1,433)	$(46,065)	$(47,498)
Unrealized (losses) gains	(2,169)	13,171	11,002	(21,946)	(62,842)	(84,788)
Related income tax	541	—	541	5,476	—	5,476
	(1,628)	13,171	11,543	(16,470)	(62,842)	(79,312)
Reclassification into net income	1,378	—	1,378	5,704	—	5,704
Related income tax	(344)	—	(344)	(1,424)	—	(1,424)
	1,034	—	1,034	4,280	—	4,280
Ending balance	$(13,623)	$(108,907)	$(122,530)	$(13,623)	$(108,907)	$(122,530)
The interest rate cap agreement net realized losses reclassified into net income are recorded as debt expense in the corresponding consolidated statements of income. See Note 8 for further details.
12.     Acquisitions and divestitures
Routine acquisitions
During the nine months ended September 30, 2021, the Company acquired dialysis businesses consisting of two dialysis centers located in the U.S. and ten dialysis centers located outside the U.S. for total net cash of $45,143, contingent earn-out obligations of $3,181 and deferred purchase price and liabilities assumed of $8,626. The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of the noncontrolling interests assumed in these transactions:

Current assets	$5,655
Property and equipment	4,154
Noncompetition agreements and other long-term assets	4,451
Indefinite-lived licenses	2,448
Goodwill	53,619
Liabilities assumed	(9,456)
Noncontrolling interests	(3,921)
$56,950
Goodwill deductible for tax purposes associated with acquisitions completed during the nine months ended September 30, 2021 was $49,501.
Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired businesses a total of up to approximately $35,941 if certain performance targets or quality margins are met over the next one year to five years.
Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the remeasurement recognized in earnings. As of September 30, 2021, the Company estimated the fair value of these contingent earn-out obligations to be $22,757, of which $7,420 is included in other current liabilities and the remaining $15,337 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in contingent earn-out obligations for the three and nine months ended September 30, 2021:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Beginning balance	$28,342	$30,248
Acquisitions	487	3,181
Foreign currency translation	(1,954)	(979)
Fair value remeasurements	(1,166)	(1,320)
Payments	(2,952)	(8,373)
Ending balance	$22,757	$22,757
Discontinued operations
On June 19, 2019, the Company completed the sale of its prior DaVita Medical Group (DMG) business to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc. At close of the DMG sale, the Company's ultimate net sale proceeds remained subject to resolution of certain post-closing purchase price adjustments described in the equity purchase agreement, which adjustments were finalized in the fourth quarter of 2020. During the first nine months of 2020, the Company recognized $9,980 in additional tax benefits under the Coronavirus Aid, Relief, and Economic Security Act related to its period of DMG ownership, which were recognized as an adjustment to the Company's loss on sale of the DMG business.
13.    Variable interest entities (VIEs)
At September 30, 2021, these condensed consolidated financial statements include total assets of VIEs of $307,877 and total liabilities and noncontrolling interests of VIEs to third parties of $205,410. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 23 to the Company's consolidated financial statements included in the 2020 10-K.

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
The following table summarizes the Company’s assets, liabilities and temporary equities measured at fair value on a recurring basis as of September 30, 2021:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$52,063	$52,063	$—	$—
Interest rate cap agreements	$5,955	$—	$5,955	$—
Liabilities
Contingent earn-out obligations	$22,757	$—	$—	$22,757
Temporary equity
Noncontrolling interests subject to put provisions	$1,423,917	$—	$—	$1,423,917

For reconciliations of changes in contingent earn-out obligations and noncontrolling interests subject to put provisions during the three and nine months ended September 30, 2021, see Note 12 and the consolidated statement of equity, respectively.
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
Interest rate cap agreements are recorded at fair value estimated from valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate cap agreements would be materially different from the fair value estimates currently reported. See Note 8 for further discussion.
The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, including projected earnings before interest, taxes, depreciation, and amortization (EBITDA), revenue and certain operating metrics. The estimated fair values of these contingent earn-out obligations are remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company's credit risk adjusted rate that is used to discount obligations to present value. See Note 12 for further discussion.
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of September 30, 2021, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $180,000. See Note 17 and Note 24 to the Company's consolidated financial statements included in the 2020 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.
The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon bid and ask quotes for these instruments, typically a level 2 input. See Note 8 for further discussion of the Company's debt.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at September 30, 2021 at their approximate fair values due to the short-term nature of their settlements.
15.    Segment reporting
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating income (loss), and a reconciliation of segment operating income (loss) to consolidated income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Segment revenues:
U.S. dialysis
Dialysis patient service revenues:
External sources	$2,669,823	$2,639,761	$7,874,759	$7,850,828
Intersegment revenues	22,007	37,049	70,196	104,111
U.S. dialysis patient service revenues	2,691,830	2,676,810	7,944,955	7,954,939
Other revenues:
External sources	6,119	17,141	19,080	29,970
Intersegment revenues	97	268	228	876
Total U.S. dialysis revenues	2,698,046	2,694,219	7,964,263	7,985,785
Other—Ancillary services
Dialysis patient service revenues	168,117	141,889	495,725	402,300
Other external sources	94,260	125,275	285,266	362,184
Intersegment revenues	—	4,079	4,294	12,402
Total ancillary services revenues	262,377	271,243	785,285	776,886
Total net segment revenues	2,960,423	2,965,462	8,749,548	8,762,671
Elimination of intersegment revenues	(22,104)	(41,396)	(74,718)	(117,389)
Consolidated revenues	$2,938,319	$2,924,066	$8,674,830	$8,645,282
Segment operating income (loss):
U.S. dialysis	$509,939	$470,596	$1,523,625	$1,484,833
Other—Ancillary services	(6,909)	(7,086)	(36,577)	(49,354)
Total segment operating income	503,030	463,510	1,487,048	1,435,479
Reconciliation of segment operating income to consolidated income from continuing operations before income taxes:
Corporate administrative support	(28,153)	(25,841)	(79,093)	(122,514)
Consolidated operating income	474,877	437,669	1,407,955	1,312,965
Debt expense	(72,829)	(73,658)	(213,167)	(243,642)
Debt prepayment, refinancing and redemption charges	—	(86,074)	—	(89,022)
Other (loss) income, net	(7,590)	5,395	8,766	10,590
Consolidated income from continuing operations before income taxes	$394,458	$283,332	$1,203,554	$990,891

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
U.S. dialysis	$161,252	$148,221	$477,054	$442,833
Other—Ancillary services	9,210	8,673	28,798	26,116
	$170,462	$156,894	$505,852	$468,949

Expenditures for property and equipment by reportable segment were as follows:

	Nine months ended September 30,
	2021	2020
U.S. dialysis	$415,994	$430,646
Other—Ancillary services	35,915	19,250
	$451,909	$449,896

A summary of assets by reportable segment was as follows:

	September 30, 2021	December 31, 2020
U.S. dialysis	$15,939,286	$15,344,647
Other—Ancillary services	1,694,654	1,643,869
Consolidated assets	$17,633,940	$16,988,516
16.    New accounting standards
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, DaVita's response to and the expected future impacts of the novel coronavirus (COVID-19), including statements about our balance sheet and liquidity, our expenses and expense offsets, revenues, billings and collections, potential need, ability or willingness to use any funds under government relief programs, availability or cost of supplies, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, the availability, acceptance, impact, administration and efficacy of COVID-19 vaccines, treatments and therapies, the continuing impact on the U.S. and global economies, unemployment and labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, expenses, strategic initiatives, government and commercial payment rates, expectations related to value-based care, integrated kidney care and Medicare Advantage plan enrollment, and our ongoing stock repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," “could,” "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•the continuing impact of the dynamic and evolving COVID-19 pandemic, including, without limitation, on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition and results of operations; the government’s response to the COVID-19 pandemic, including, among other things, federal, state and local vaccine mandates or surveillance testing requirements; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments and therapies; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus, such as the Delta variant; the continuing impact of the pandemic on our revenue and non-acquired growth due to lower treatment volumes; the pandemic's continuing impact on the U.S. and global economies, unemployment, labor market conditions, inflation and evolving monetary policies; any potential negative impact on our commercial mix, which may persist even after the pandemic subsides; and continuing COVID-19-related costs, such as increased costs to procure equipment and clinical supplies, and higher salary and wage expense driven in part by labor market conditions and a high demand for our clinical personnel, any of which may also have the effect of heightening many of the other risks and uncertainties discussed below;
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
•our ability to successfully implement our strategies with respect to home-based dialysis, value-based care and/or integrated kidney care in the desired time frame and in a complex, dynamic and highly regulated environment, including, among other things, maintaining our existing business; recovering our investments; entering into agreements with payors, third party vendors and others on terms that are competitive and, as appropriate, prove actuarially sound; structuring agreements and arrangements to comply with evolving rules and regulations; and further developing our integrated care and other capabilities to provide competitive programs at scale;
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
•the impact of the political environment and related developments on the current healthcare marketplace and on our business, including with respect to the Affordable Care Act, the exchanges and many other core aspects of the current healthcare marketplace, as well as the composition of the U.S. Supreme Court and the current presidential administration and congressional majority;
•our ability to attract, retain and motivate teammates and our ability to manage operating cost increases or productivity decreases whether due to union organizing activities, legislative or other changes, demand for labor, volatility and uncertainty in the labor market, the current highly competitive labor market conditions, or other reasons;
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
•legal and compliance risks, such as our continued compliance with complex, and at times, evolving government regulations and requirements;
•continued increased competition from dialysis providers and others, and other potential marketplace changes, including increased investment in and availability of funding to new entrants in the dialysis and pre-dialysis marketplace;
•our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates, such as accountable care organizations, independent practice associations and integrated delivery systems;
•our ability to complete acquisitions, mergers, dispositions, joint ventures or other strategic transactions that we might announce or be considering, on terms favorable to us or at all, or to integrate and successfully operate any business we may acquire or have acquired, or to successfully expand our operations and services in markets outside the United States, or to businesses outside of dialysis;
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
•impairment of our goodwill, investments or other assets; and
•the other risk factors, trends and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 10-K), Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021, June 30, 2021 and this Quarterly Report on Form 10-Q, and the risks and uncertainties discussed in any subsequent reports that we file or furnish with the Securities and Exchange Commission from time to time.
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
COVID-19 and its impact on our business
We expect that COVID-19 will continue to impact our business and financial performance during 2021 and we continue to closely monitor these various impacts on our patients, teammates, physician partners, suppliers, vendors, business partners and the economic and political environment. The magnitude of these impacts remains difficult to predict and subject to significant uncertainty due to a number of factors, including, among others, the ultimate severity and duration of the pandemic; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus such as the Delta variant; COVID-19’s impact on the chronic kidney disease (CKD) patient population and our patient population; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments and therapies; the pandemic's continuing impact on the U.S. and global economies, unemployment and labor market conditions; the responses of our competitors to the pandemic and related changes in the marketplace; the timing, scope and effectiveness of federal, state and local government responses; and any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern our business. The continued impacts and disruptions to our business as a result of the COVID-19 pandemic could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, cash flows and/or liquidity.
Operational and Financial Impacts
In the first nine months of 2021, treatment volumes reflected continued pressure primarily driven by the ongoing impact of COVID-19 on mortality rates for dialysis patients which has had a negative impact on our patient census. Because ESRD patients may be older and generally have comorbidities, several of which are risk factors for COVID-19, we believe the mortality rate of infected patients has been higher in the dialysis population than in the general population, and COVID-19 also could impact the CKD population differently. The recent surge associated with the Delta variant led to an increase in COVID‑19 cases in our patient population. This recent surge has led to an increase in incremental mortality on an absolute basis in the third quarter compared to the second quarter of 2021, though COVID infections have declined since the end of the third quarter. Over the longer term, we believe that changes in mortality in both the CKD and ESRD populations due to COVID-19 will depend primarily on the infection rate, case fatality rate, the age and health status of affected patients, and access to and continued efficacy of vaccinations or other treatments or therapies, as well as willingness to be vaccinated. We expect that the impact of COVID-19 is likely to continue to negatively impact our revenue and non-acquired growth even as the pandemic subsides due to the compounding impact of mortalities, among other things. However, determining the extent to which these impacts should be directly attributable to COVID-19 is difficult due to testing and reporting limitations, and other factors that may drive treatment volumes and new admissions over time, such as the number of transplants or deferred admissions. The magnitude of these cumulative impacts has been significant and, depending on the ultimate severity and duration of the pandemic, could have a material adverse impact on our results of operations, financial condition and cash flows.
We continued to experience increased costs in the first nine months of 2021 due in part to the protocols and initiatives we implemented in response to COVID-19 to help us safely maintain continuity of care for patients. Among other things, we continued to experience significant cost inflation on personal protective equipment (PPE) in the first nine months of 2021, though certain other costs related to our COVID-19 response have decreased since the peak of the COVID-19 surge in the fourth quarter of 2020. We believe that the cost of these medical supplies will remain elevated at least through the end of the year due to limited supply and high demand. In addition, as we have done in prior periods, we are likely to provide in the future substantial financial support to our teammates, including support associated with relief reimbursement. As our COVID-19 response continues, we expect to continue to incur extended and significant additional costs, and we expect that certain of these increased costs may persist even after the pandemic subsides. On the other hand, our COVID-19 response has reduced certain other expenses, such as those related to teammate travel, though it remains uncertain how much of these reductions, if any, will persist after the pandemic subsides and more teammates return to their respective office locations.
In addition, the COVID-19 pandemic and efforts to contain the virus have impacted the global economy, resulting in, among other things, rapid and sharp increases in unemployment levels and volatility and uncertainty in labor market conditions.

These impacts could ultimately result in a materially reduced share of our patients being covered by commercial insurance plans, with more patients being covered by lower-paying government insurance programs or being uninsured. These effects may persist after the pandemic subsides as, among other things, our patients could experience permanent changes in their insurance coverage as a result of changes to their employment status. In the event such a material reduction occurs in the share of our patients covered by commercial insurance plans, it would have a material adverse impact on our business, results of operations, financial condition and cash flows. Despite the broader economic conditions in the U.S. in the three months ended September 30, 2021, our commercial mix in the third quarter of 2021 was improved as compared to our commercial mix in the third quarter of 2020. The ultimate impact of COVID-19 on our commercial mix will depend on future developments that are highly uncertain and difficult to predict.
Our business is labor intensive and our financial and operating results have been and continue to be sensitive to variations in labor-related costs and productivity, and we have historically faced and expect to continue to face costs and difficulties in hiring and retaining caregivers due to a nationwide shortage of skilled clinical personnel. These challenges have been heightened by the increased demand for and demand upon such personnel by the ongoing pandemic. As referenced above, despite improving indicators in certain sectors of the U.S. economy as compared to earlier periods of the pandemic, the labor market continues to experience volatility, uncertainty and labor supply shortages, particularly in healthcare. In addition, a September 2021 Executive Order (Vaccine EO) directed federal agencies to develop rules and take action related to COVID-19 vaccination requirements, including rules that may impact employers with 100 or more employees as well as workers in the dialysis setting. This announcement builds on, and would be in addition to, previously announced state and local vaccination requirements that impact our teammates in certain facilities or geographies. The cumulative impact of these mandates, some of which have already gone into effect, contributes further to the volatility and uncertainty in the labor market and may ultimately further exacerbate labor shortages. Labor market conditions have led to increased costs that we generally expect to continue and which could be significant. In addition, these conditions have adversely impacted, and may continue to adversely impact, our ability to attract and retain employees, particularly clinical personnel. In response, as part of our continuing efforts in this highly competitive market, we expect to provide our teammates with additional compensation, among other things. Nevertheless, we have experienced staffing shortages and disruptions as a result of current labor market conditions, and further staffing shortages or disruptions, if material, could lead to the closure of certain centers or otherwise have a material adverse impact on our ability to provide dialysis services or the cost of providing those services. Prolonged volatility, uncertainty and labor supply shortages in the labor market, including, among other things, due to inflationary pressures or evolving monetary policies, could have an adverse impact on our ability to execute on our strategic initiatives, and ultimately could have a material adverse impact on our labor costs, results of operations, financial condition and cash flows.
Federal, State and Local Government Response
The government response to COVID-19 has been wide-ranging and will continue to develop over time. As a result, we may not be able to accurately predict the nature, timing or extent of the impact of such changes on the markets in which we conduct business or on the other participants that operate in those markets, or any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern our business, including for example, the Vaccine EO and similar state and local mandates referenced above. We have worked with certain government agencies to respond to the COVID-19 pandemic, and in certain cases have sought waivers of regulatory requirements. We also have contracted with the federal government for direct administration of COVID-19 vaccines to our patients and teammates at our clinics. Certain of these vaccines are currently available under emergency use authorizations, and there can be no assurance that our patients and caregivers will choose to receive a COVID-19 vaccine or that the vaccines will prove to be as safe and effective as currently understood by the scientific community, particularly as it may relate to variants of the virus. In addition, we may encounter difficulties with the availability and storage of the vaccines, or experience other complications related to administering the vaccines, some of which have multiple dose requirements, or may require the administration of "boosters". Certain state and federal Occupational Safety and Health Administration (OSHA) agencies have released requirements, or are considering or are in the process of modifying existing requirements associated with the continued protection of employees as it relates to COVID-19. These requirements will result in increased costs related to, among other things, PPE, fit-testing, and paid time off and other increased obligations with which we must comply. In addition, any mandated surveillance testing of our teammates for COVID-19 may further impact our costs, create operational challenges and negatively impact our ability to attract and retain employees and creates a risk of non-compliance if we are not able to successfully implement such mandated surveillance testing. We operate in a complex and highly regulated environment, and the novel nature of our COVID-19 response, including, for example, with respect to regulatory waivers, our administration of the COVID-19 vaccines and our efforts to comply with evolving rules and regulations, may increase our exposure to legal, regulatory and clinical risks.
Federal COVID-19 relief legislation suspended the 2% Medicare sequestration from May 1, 2020 through March 31, 2021. The Medicare Sequester Relief Act, signed into law on April 14, 2021, extended the suspension of the 2% Medicare sequestration from March 31, 2021 through December 31, 2021. While in effect, the suspension of sequestration has significantly increased, and will continue to significantly increase, our revenues.

For additional discussion of the COVID-19 pandemic and our response, including its impact on us and related risks and uncertainties, please see the discussion in Part I Item 1 "Business" of the 2020 10-K under the headings, "COVID-19 and its impact on our business" and "Human Capital Management", as well as the risk factor in Part II Item 1A. Risk Factors of this Quarterly Report on Form 10-Q under the heading "We face various risks related to the dynamic and evolving novel coronavirus pandemic, many of which may have a material adverse impact on us."
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the quarter ended September 30, 2021 compared to the quarters ended June 30, 2021 and September 30, 2020 and for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Consolidated results of operations
The following table summarizes our revenues and operating income by line of business. See the discussion of our results for each line of business following this table:

	Three months ended			Q3 2021 vs. Q2 2021		Q3 2021 vs. Q3 2020
	September 30, 2021	June 30, 2021	September 30, 2020	Amount	Percent	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,698	$2,676	$2,694	$22	0.8%	$4	0.1%
Other - ancillary services	262	261	271	1	0.4%	(9)	(3.3)%
Elimination of intersegment revenues	(22)	(21)	(41)	(1)	(4.8)%	19	46.3%
Total consolidated revenues	$2,938	$2,917	$2,924	$21	0.7%	$14	0.5%

Operating income (loss):
U.S. dialysis	$510	$534	$471	$(24)	(4.5)%	$39	8.3%
Other - ancillary services	(7)	(18)	(7)	11	61.1%	—	—%
Corporate administrative support	(28)	(25)	(26)	(3)	(12.0)%	(2)	(7.7)%
Operating income	$475	$490	$438	$(15)	(3.1)%	$37	8.4%

Adjusted operating income (loss)(1):
U.S. dialysis	$510	$534	$471	$(24)	(4.5)%	$39	8.3%
Other - ancillary services	(7)	(18)	(7)	11	61.1%	—	—%
Corporate administrative support	(28)	(25)	(26)	(3)	(12.0)%	(2)	(7.7)%
Adjusted operating income	$475	$490	$438	$(15)	(3.1)%	$37	8.4%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

	Nine months ended September 30,		YTD Q3 2021 vs. YTD Q3 2020
	2021	2020	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$7,964	$7,986	$(22)	(0.3)%
Other - ancillary services	785	777	8	1.0%
Elimination of intersegment revenues	(75)	(117)	42	35.9%
Total consolidated revenues	$8,675	$8,645	$30	0.3%

Operating income (loss):
U.S. dialysis	$1,524	$1,485	$39	2.6%
Other - ancillary services	(37)	(49)	12	24.5%
Corporate administrative support	(79)	(123)	44	35.8%
Operating income	$1,408	$1,313	$95	7.2%

Adjusted operating income (loss)(1):
U.S. dialysis	$1,524	$1,485	$39	2.6%
Other - ancillary services	(37)	(33)	(4)	(12.1)%
Corporate administrative support	(79)	(88)	9	10.2%
Adjusted operating income	$1,408	$1,364	$44	3.2%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

U.S. dialysis results of operations
Revenues:

	Three months ended			Q3 2021 vs. Q2 2021		Q3 2021 vs. Q3 2020
	September 30, 2021	June 30, 2021	September 30, 2020	Amount	Percent	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,698	$2,676	$2,694	$22	0.8%	$4	0.1%
Dialysis treatments	7,466,197	7,413,497	7,656,173	52,700	0.7%	(189,976)	(2.5)%
Average treatments per day	94,509	95,045	96,914	(536)	(0.6)%	(2,405)	(2.5)%
Treatment days	79.0	78.0	79.0	1.0	1.3%	—	—%
Average patient service revenue per treatment	$360.54	$360.14	$349.63	$0.40	0.1%	$10.91	3.1%
Normalized non-acquired treatment growth(1)	(1.7)%	(1.9)%	0.6%		0.2%		(2.3)%

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.

	Nine months ended September 30,		YTD Q3 2021 vs. YTD Q3 2020
	2021	2020	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$7,964	$7,986	$(22)	(0.3)%
Dialysis treatments	22,166,628	22,740,403	(573,775)	(2.5)%
Average treatments per day	94,729	96,933	(2,204)	(2.3)%
Treatment days	234.0	234.6	(0.6)	(0.3)%
Average patient service revenue per treatment	$358.42	$349.82	$8.60	2.5%
U.S. dialysis revenues for the third quarter of 2021 increased from the second quarter of 2021 primarily due to an increase in dialysis treatments and an increase in our average patient service revenue per treatment. The increase in our U.S. dialysis treatments was primarily driven by one additional treatment day, partially offset by a decline in our average treatments per day driven by increased mortality, unfavorable treatment day mix and an increase in missed treatments. Our U.S. dialysis average patient service revenue per treatment was positively impacted by favorable changes in commercial mix and increased hospital inpatient dialysis revenue per treatment driven by COVID-19, partially offset by unfavorable changes in government rates.
U.S. dialysis revenues for the third quarter of 2021 increased from the third quarter of 2020 primarily due to an increase in our average patient service revenue per treatment, partially offset by a decrease in dialysis treatments. The increase in our U.S. dialysis average patient service revenue per treatment was primarily driven by favorable changes in government mix due to shifts to Medicare Advantage plans, as well as favorable changes in government rates related to an increase in the Medicare base rate in 2021, favorable changes in commercial mix and increased hospital inpatient dialysis revenue per treatment. Our U.S. dialysis treatments decreased primarily due to the impact of increased mortality over recent periods on our patient population and a decline in non-acquired treatment growth. We believe the increased mortality is largely attributable to the impact of COVID-19 on our patient population.
U.S. dialysis revenues for the nine months ended September 30, 2021 decreased from the nine months ended September 30, 2020 primarily due to a decrease in dialysis treatments, partially offset by an increase in our average patient service revenue per treatment. The decrease in our U.S. dialysis treatments was driven by 0.6 fewer treatment days in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, increased mortality and missed treatments, the latter of which were higher in the first quarter of 2021 primarily due to winter storms. We believe the increased mortality is largely attributable to the impact of COVID-19 on our patient population. Our U.S. dialysis average patient service revenue per treatment increased primarily due to favorable changes in government rates related to an increase in the Medicare base rate in 2021 and the temporary suspension of Medicare sequestration, as well as favorable changes in government mix due to shifts to Medicare Advantage plans, increased hospital inpatient revenue per treatment and favorable changes in commercial mix.
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
Operating expenses:

	Three months ended			Q3 2021 vs. Q2 2021		Q3 2021 vs. Q3 2020
	September 30, 2021	June 30, 2021	September 30, 2020	Amount	Percent	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,808	$1,756	$1,781	$52	3.0%	$27	1.5%
General and administrative(1)	228	235	303	(7)	(3.0)%	(75)	(24.8)%
Depreciation and amortization	161	160	148	1	0.6%	13	8.8%
Equity investment income	(8)	(9)	(9)	1	11.1%	1	11.1%
Total operating expenses and charges	$2,188	$2,143	$2,224	$45	2.1%	$(36)	(1.6)%
Patient care costs per treatment	$242.09	$236.90	$232.57	$5.19	2.2%	$9.52	4.1%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.

(1)General and administrative expenses for the three months ended September 30, 2020 includes advocacy costs of approximately $66 million to counter union policy efforts, including a California ballot initiative.

	Nine months ended September 30,		YTD Q3 2021 vs. YTD Q3 2020
	2021	2020	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$5,303	$5,366	$(63)	(1.2)%
General and administrative(1)	684	718	(34)	(4.7)%
Depreciation and amortization	477	443	34	7.7%
Equity investment income	(23)	(25)	2	8.0%
Total operating expenses and charges	$6,441	$6,501	$(60)	(0.9)%
Patient care costs per treatment	$239.24	$235.97	$3.27	1.4%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.

(1)General and administrative expenses for the nine months ended September 30, 2020 includes advocacy costs of approximately $67 million to counter union policy efforts, including a California ballot initiative.
Patient care costs. U.S. dialysis patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of compensation expenses including labor and benefits, pharmaceuticals, medical supplies and other operating costs of our dialysis centers.
U.S. dialysis patient care costs per treatment for the third quarter of 2021 increased from the second quarter of 2021 primarily due to an increase in compensation expenses driven by increased wage rates, health benefit expenses and payroll taxes, as well as increases in medical supply expense and utilities expense resulting from seasonality and lower expense in the second quarter of 2021 related to our virtual power purchase arrangements. These increases were partially offset by a decrease in insurance expense and other direct operating expenses associated with our dialysis centers.
U.S. dialysis patient care costs per treatment for the third quarter of 2021 increased from the third quarter of 2020 primarily due to compensation expenses driven by increased wage rates, health benefit expenses and payroll taxes, partially offset by decreased headcount, as well as increases in medical supply expense and other direct operating expenses associated with our dialysis centers. These increases were partially offset by decreased pharmaceutical unit costs and intensity and a decline in utilities expense driven by our virtual power purchase arrangements.
U.S. dialysis patient care costs per treatment for the nine months ended September 30, 2021 increased from the nine months ended September 30, 2020 primarily due to increases in other direct operating expenses associated with our dialysis centers, medical supply expense and compensation expenses related to increased wages and health benefit expenses due to lower than normal claims volume in the nine months ended September 30, 2020 due to COVID-19. These increases were partially offset by decreases in pharmaceutical unit costs and intensity and COVID-19-related costs, as well as a decline in utilities expense driven by our virtual power purchase arrangements.
General and administrative expenses. U.S. dialysis general and administrative expenses in the third quarter of 2021 decreased from the second quarter of 2021 primarily due to declines in contributions to our charitable foundation and long-term incentive compensation, partially offset by an increase in professional fees.
U.S. dialysis general and administrative expenses for the third quarter of 2021 decreased from the third quarter of 2020 primarily due to a decline in advocacy costs and contributions to our charitable foundation, as well as decreases in compensation expenses related to labor costs and payroll taxes. These decreases were partially offset by increases in professional fees.
U.S. dialysis general and administrative expenses for the nine months ended September 30, 2021 decreased from the nine months ended September 30, 2020 due to decreases in advocacy costs and contributions to our charitable foundation, partially offset by increases in professional fees, compensation expenses related to labor costs, health benefit expenses and payroll taxes, as well as increases in long-term incentive compensation.
Depreciation and amortization. Depreciation and amortization expense is directly impacted by the number of dialysis centers we develop and acquire. U.S. dialysis depreciation and amortization expenses for the quarter ended September 30, 2021 compared to the quarter ended June 30, 2021 increased primarily due to accelerated depreciation for expected center closures.
U.S. dialysis depreciation and amortization expenses for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020, and for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 increased primarily for the same reason described above as well as growth in the number of dialysis centers we operate.
Equity investment income. U.S. dialysis equity investment income for the third quarter of 2021 was relatively flat compared to the second quarter of 2021 and the third quarter of 2020.
U.S. dialysis equity investment income for the nine months ended September 30, 2021 decreased from the nine months ended September 30, 2020 primarily due to a decline in profitability at our nonconsolidated joint ventures.
Operating income:

	Three months ended			Q3 2021 vs. Q2 2021		Q3 2021 vs. Q3 2020
	September 30, 2021	June 30, 2021	September 30, 2020	Amount	Percent	Amount	Percent
	(dollars in millions)
Operating income	$510	$534	$471	$(24)	(4.5)%	$39	8.3%

	Nine months ended September 30,		YTD Q3 2021 vs. YTD Q3 2020
	2021	2020	Amount	Percent
	(dollars in millions)
Operating income	$1,524	$1,485	$39	2.6%
U.S. dialysis operating income for the third quarter of 2021 decreased from the second quarter of 2021 primarily due to increases in compensation expenses, as described above, medical supply expense and utilities expense. Operating income was positively impacted by an increase in dialysis treatments, an increase in our average patient service revenue per treatment, as described above, and decreases in insurance expense, contributions to our charitable foundation and other direct operating expenses associated with our dialysis centers.
U.S. dialysis operating income for the third quarter of 2021 increased from the third quarter of 2020 primarily due to an increase in our average patient service revenue per treatment, and decreases in advocacy costs, pharmaceutical unit costs and intensity, and contributions to our charitable foundation. Operating income was negatively impacted by a decrease in dialysis treatments and increases in compensation expenses, both described above, as well as increases in medical supply expense and other direct operating expenses associated with our dialysis centers.
U.S. dialysis operating income for the nine months ended September 30, 2021 increased from the nine months ended September 30, 2020 primarily due to an increase in our average patient service revenue per treatment and decreases in pharmaceutical unit costs and intensity, advocacy costs, utilities expense driven by our virtual power purchase arrangements and contributions to our charitable foundation. These increases to operating income were partially offset by a decrease in dialysis treatments and increases in compensation expense, as described above, other direct operating expenses associated with our dialysis centers and medical supply expense.
Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of September 30, 2021, these consisted primarily of integrated care and disease management, clinical research programs and physician services, as well as our international operations. These ancillary services, including our international operations, generated revenues of approximately $262 million and $785 million in the third quarter of 2021 and the nine months ended September 30, 2021, respectively, representing approximately 9% of our consolidated revenues in both periods. As part of our growth strategy, we have invested, and expect to continue to invest, significant resources in the further development of our integrated care business and value-based care initiatives. There can be no assurances that we will be able to successfully implement our strategies with respect to value-based care and integrated kidney care in the desired time frame and in a complex, dynamic and highly regulated environment, and we face risks including, among other things, those related to maintaining our existing business, recovering our investments, entering into agreements with payors, third party vendors and others on terms that are competitive, and as appropriate, that prove actuarially sound; structuring these agreements and arrangements to comply with evolving rules and regulations, including, among other things, rules and regulations related to the use of protected health information; and further developing our operational, IT and other capabilities to enable us to provide competitive programs at scale. If our value-based care and integrated kidney care programs are unsuccessful, it could result in a loss of our investments and have a material adverse effect on our growth strategy, and could have an adverse impact on our business, results of operations, financial condition and cash flows.
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
As of September 30, 2021, our international dialysis operations provided dialysis and administrative services through a total of 333 outpatient dialysis centers located in ten countries outside of the United States.

Ancillary services results of operations

	Three months ended			Q3 2021 vs. Q2 2021		Q3 2021 vs. Q3 2020
	September 30, 2021	June 30, 2021	September 30, 2020	Amount	Percent	Amount	Percent
	(dollars in millions)
Revenues:
U.S. ancillary	$92	$88	$125	$4	4.5%	$(33)	(26.4)%
International	171	174	147	(3)	(1.7)%	24	16.3%
Total ancillary services revenues	$262	$261	$271	$1	0.4%	$(9)	(3.3)%

Operating (loss) income:
U.S. ancillary	$(20)	$(28)	$(14)	$8	28.6%	$(6)	(42.9)%
International(1)	13	10	7	3	30.0%	6	85.7%
Total ancillary services operating loss	$(7)	$(18)	$(7)	$11	61.1%	$—	—%

Adjusted operating (loss) income(2):
U.S. ancillary	$(20)	$(28)	$(14)	$8	28.6%	$(6)	(42.9)%
International(1)	13	10	7	3	30.0%	6	85.7%
Total ancillary services adjusted operating loss	$(7)	$(18)	$(7)	$11	61.1%	$—	—%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020, includes foreign currency gains (losses) embedded in equity method income recognized from our APAC joint venture of approximately $1.8 million, $(0.1) million and $(2.9) million, respectively.
(2)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of non-GAAP measures" section below.

	Nine months ended September 30,		YTD Q3 2021 vs. YTD Q3 2020
	2021	2020	Amount	Percent
	(dollars in millions)
Revenues:
U.S. ancillary	$279	$365	$(86)	(23.6)%
International	507	412	95	23.1%
Total ancillary services revenues	$785	$777	$8	1.0%

Operating (loss) income:
U.S. ancillary	$(73)	$(74)	$1	1.4%
International(1)	36	25	11	44.0%
Total ancillary services operating loss	$(37)	$(49)	$12	24.5%

Adjusted operating (loss) income(2):
U.S. ancillary	$(73)	$(58)	$(15)	(25.9)%
International(1)	36	25	11	44.0%
Total ancillary services adjusted operating loss	$(37)	$(33)	$(4)	(12.1)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income for the nine months ended September 30, 2021 and September 30, 2020, includes foreign currency gains embedded in equity method income recognized from our APAC joint venture of approximately $4.4 million and $3.1 million, respectively.
(2)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of non-GAAP measures" section below.

Revenues:
U.S. ancillary services revenues for the third quarter of 2021 increased from the second quarter of 2021 due to an increase in revenues in our integrated care and disease management business primarily related to our value-based care arrangements, slightly offset by a reduction in members in our special needs plans. International revenues for the third quarter of 2021 decreased from the second quarter of 2021 primarily due to decreased non-acquired growth.
U.S. ancillary services revenues for the third quarter of 2021 decreased from the third quarter of 2020 due to a decrease in revenues in our integrated care and disease management business primarily related to the reduction in members in our special needs plans, as well as a decrease in revenues related to completion of our ESCO programs in the first quarter of 2021, partially offset by an increase in revenues from our value-based care arrangements. Our international revenues for the third quarter of 2021 increased from the third quarter of 2020 primarily due to acquisition-related growth.
U.S. ancillary services revenues for the nine months ended September 30, 2021 decreased from the nine months ended September 30, 2020 due to a decrease in revenues at our integrated care and disease management business primarily due to a reduction in members in our special needs plans, as well as a decrease in revenues related to completion of our ESCO programs in the first quarter of 2021, decreased revenues related to the sale of RMS Lifeline, Inc. (Lifeline), our vascular access business, as described below, and a decrease in revenue in our clinical research programs, partially offset by an increase in revenues in our physician services business. Our international revenues for the nine months ended September 30, 2021 increased from the nine months ended September 30, 2020 primarily due to acquisition-related growth.
Charges impacting operating loss:
Loss on changes in ownership interests, net. In the second quarter of 2020, we sold 100% of the stock of Lifeline, our vascular access business, and recognized a loss of approximately $16 million on that transaction.
Operating loss and adjusted operating loss:
U.S. ancillary services operating loss and adjusted operating loss for the third quarter of 2021, each as compared to the second quarter of 2021, decreased due to an increase in operating performance in our integrated care and disease management business driven by decreased medical costs in our special needs plans and increased revenues related to our value-based care arrangements. International operating income for the third quarter of 2021 increased from the second quarter of 2021 primarily due to an increase in equity income resulting from fluctuations in foreign currency at our APAC JV.
U.S. ancillary services operating loss and adjusted operating loss for the third quarter of 2021, each as compared to the third quarter of 2020, increased due to a decline in operating results at our integrated care and disease management business due to increased investments to build up our integrated care support function. International operating results for the third quarter of 2021 increased from the third quarter of 2020 primarily due to acquisition-related growth in our international business, as well as an increase in equity income resulting from fluctuations in foreign currency at our APAC JV.
U.S. ancillary services operating loss and adjusted operating loss for the nine months ended September 30, 2021, each as compared to the nine months ended September 30, 2020, were impacted by the sale of Lifeline, as described above. These comparative losses were also impacted by a decline in operating results at our integrated care and disease management business due to increased investments to build up our integrated care support function, partially offset by improved performance at our physicians services business and decreased expenses in our clinical research business. International operating results for the nine months ended September 30, 2021 increased from the nine months ended September 30, 2020 primarily due to acquisition-related growth in our international business.

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

	Three months ended			Q3 2021 vs. Q2 2021		Q3 2021 vs. Q3 2020
	September 30, 2021	June 30, 2021	September 30, 2020	Amount	Percent	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(28)	$(25)	$(26)	$(3)	(12.0)%	$(2)	(7.7)%
Adjusted corporate administrative support(1)	$(28)	$(25)	$(26)	$(3)	(12.0)%	$(2)	(7.7)%

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

	Nine months ended September 30,		YTD Q3 2021 vs. YTD Q3 2020
	2021	2020	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(79)	$(123)	$44	35.8%
Adjusted corporate administrative support(1)	$(79)	$(88)	$9	10.2%

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see "Reconciliations of Non-GAAP measures" section below.
Charges impacting corporate administrative support:
Accruals for legal matters. During the second quarter of 2020, we recorded a net charge for legal matters of $35 million which is included in general and administrative expenses.
Corporate administrative support expenses for the quarter ended September 30, 2021 compared to the quarters ended June 30, 2021 and September 30, 2020 increased primarily due to an increase in professional fees. The changes in corporate administrative support expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, were impacted by accruals for legal matters as described above, as well as a decrease in severance accruals associated with our senior executive leadership transition in 2020.
Corporate-level charges

	Three months ended			Q3 2021 vs. Q2 2021		Q3 2021 vs. Q3 2020
	September 30, 2021	June 30, 2021	September 30, 2020	Amount	Percent	Amount	Percent
	(dollars in millions)
Debt expense	$73	$73	$74	$—	—%	$(1)	(1.4)%
Debt prepayment, refinancing and redemption charges	$—	$—	$86	$—	—%	$(86)	(100.0)%
Other (loss) income, net	$(8)	$15	$5	$(23)	(153.3)%	$(13)	(260.0)%
Effective income tax rate	18.9%	18.8%	23.2%		0.1%		(4.3)%
Effective income tax rate from continuing operations attributable to DaVita Inc. (1)	22.3%	21.6%	29.2%		0.7%		(6.9)%
Net income attributable to noncontrolling interests	$60	$57	$59	$3	5.3%	$1	1.7%

(1)For a reconciliation of our effective income tax rate from continuing operations attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.

	Nine months ended September 30,		YTD Q3 2021 vs. YTD Q3 2020
	2021	2020	Amount	Percent
	(dollars in millions)
Debt expense	$213	$244	$(31)	(12.7)%
Debt prepayment, refinancing and redemption charges	$—	$89	$(89)	(100.0)%
Other (loss) income, net	$9	$11	$(2)	(18.2)%
Effective income tax rate	20.0%	24.3%		(4.3)%
Effective income tax rate from continuing operations attributable to DaVita Inc.(1)	23.3%	28.9%		(5.6)%
Net income attributable to noncontrolling interests	$171	$160	$11	6.9%

(1)For a reconciliation of our effective income tax rate from continuing operations attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.
Debt expense
Debt expense for the third quarter of 2021 was relatively flat compared to the second quarter of 2021 and the third quarter of 2020. Debt expense decreased for the nine months ended September 30, 2021 from the nine months ended September 30, 2020 primarily due to a decrease in our overall weighted average effective interest rate on our debt, including a reduction in the LIBOR component of the interest rate on debt under our senior secured credit facilities and the repricing of our Term Loan B-1 as well as refinancing our 5.125% senior notes and 5.0% senior notes with lower cost debt, partially offset by additional debt expense associated with the Additional 2030 Notes offering completed in February 2021.
Our overall weighted average effective interest rate for the third quarter of 2021 was 3.34% compared to 3.36% for the second quarter of 2021 and 3.31% for the third quarter of 2020. See Note 8 to the condensed consolidated financial statements for further information on the components of our debt.
Debt prepayment, refinancing and redemption charges
Debt prepayment, refinancing and redemption charges were $86 million and $89 million in the three and nine months ended September 30, 2020, respectively, as a result of the redemption in full of our $1.75 billion aggregate principal amount outstanding of 5.125% senior notes and $1.50 billion aggregate principal amount outstanding of 5% senior notes. The charges recognized in the three and nine months ended September 30, 2020 represented debt redemption premium charges and deferred financing cost write-offs associated with our prior senior note debt that was paid in full. In addition, the nine months ended September 30, 2020 also includes $3 million of refinancing charges comprised partially of fees incurred on the repricing of our Term Loan B and partially of deferred financing costs written off for the portion of this debt considered extinguished and reborrowed.
Other (loss) income, net
Other (loss) income, net consists primarily of interest income on cash and cash equivalents and short- and long-term investments, realized and unrealized gains and losses on investments, and foreign currency transaction gains and losses.
Other income for the third quarter of 2021 decreased compared to the second quarter of 2021 primarily due to losses in the third quarter of 2021 on certain investments that began trading in public markets during the second quarter of 2021 in which gains were recognized, in addition to recognized losses on foreign currency transactions in the third quarter of 2021 compared to recognized gains in the second quarter of 2021. Other income for the third quarter of 2021 decreased compared to the third quarter of 2020 primarily due to losses on investments as described above. Other income decreased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a decrease in interest income combined with net losses on investments as described above in the nine months ended September 30, 2021, partially offset by recognized net gains on foreign currency transactions in the nine months ended September 30, 2021 compared to recognized net losses in the nine months ended September 30, 2020.
Effective income tax rate
The effective income tax rate was relatively flat for the third quarter of 2021 compared to the second quarter of 2021 and the effective income tax rate from continuing operations attributable to DaVita Inc. for the third quarter of 2021 increased from the second quarter of 2021 primarily due to a reduction in tax benefits from stock-based compensation recognized during the third quarter of 2021.
The effective income tax rate and the effective income tax rate from continuing operations attributable to DaVita Inc. for the third quarter of 2021 and for the nine months ended September 30, 2021 decreased from the third quarter of 2020 and nine months ended September 30, 2020, respectively, primarily due to an increase in tax benefits from stock-based compensation deductions as well as a reduction in nondeductible advocacy spending in 2021.
Net income attributable to noncontrolling interests
The increase in net income attributable to noncontrolling interests for the third quarter of 2021 from the second quarter of 2021 was primarily due to improved earnings at certain U.S. dialysis partnerships driven by one additional treatment day. The increase in net income attributable to noncontrolling interests for the third quarter of 2021 from the third quarter of 2020 and for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to improved earnings at certain U.S. dialysis partnerships as well as growth in the number of joint venture centers we operate.
Accounts receivable
Our consolidated accounts receivable balances at September 30, 2021 and December 31, 2020 were $2.028 billion and $1.824 billion, respectively, representing approximately 64 and 59 days sales outstanding (DSO), respectively. Consolidated DSO increased primarily due to temporary billing holds and a delay in collections related to certain payors. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes from the second quarter of 2021 to the third quarter of 2021 in the carrying amount of accounts receivable outstanding over one year old.

Liquidity and capital resources
The following table shows the summary of our major sources and uses of cash, cash equivalents and restricted cash:

	Nine months ended September 30,		YTD Q3 2021 vs. YTD Q3 2020
	2021	2020	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$962	$760	$202	26.6%
Non-cash items in net income	650	826	(176)	(21.3)%
Other working capital changes	(183)	(71)	(112)	157.7%
Other	(28)	(21)	(7)	33.3%
	$1,401	$1,494	$(93)	(6.2)%

Net cash (used in) provided by investing activities:
Capital expenditures:
Routine maintenance/information technology/other	$(289)	$(239)	$(50)	20.9%
Development and relocations	(163)	(211)	48	(22.7)%
Acquisition expenditures	(45)	(113)	68	(60.2)%
Proceeds from sale of self-developed properties	43	79	(36)	(45.6)%
Other	6	(4)	10	(250.0)%
	$(448)	$(487)	$39	(8.0)%

Net cash provided by (used in) financing activities:
Debt issuances net of (payments) and financing costs	$791	$(207)	$998	(482.1)%
Distributions to noncontrolling interests	(177)	(179)	2	(1.1)%
Contributions from noncontrolling interests	28	33	(5)	(15.2)%
Share repurchases	(882)	(1,026)	144	(14.0)%
Other	(69)	(3)	(66)	2,200.0%
	$(309)	$(1,382)	$1,073	(77.6)%

Total number of shares repurchased	7,750	12,284	(4,534)	(36.9)%

Free cash flow(1)	$843	$977	$(134)	(13.7)%
Certain columns or rows may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of our free cash flow, see "Reconciliations of Non-GAAP measures" section below.
Consolidated cash flows
Consolidated cash flows from operating activities during the nine months ended September 30, 2021 were $1,401 million, compared to consolidated operating cash flows for the nine months ended September 30, 2020 of $1,494 million. The decrease in operating cash flows was primarily driven by an increase in total DSO of approximately five days for the nine months ended September 30, 2021 compared to a decrease of 0.3 day for the nine months ended September 30, 2020, combined with net legal settlement payments and increased tax payments for the nine months ended September 30, 2021 partially offset by the timing of debt interest payments and other working capital items.
Free cash flow during the nine months ended September 30, 2021 decreased from the nine months ended September 30, 2020 primarily due to a decrease in net cash provided by operating activities as described above and a decrease in proceeds from the sale of self-developed properties.
Other significant sources of cash included proceeds from the issuance of $1.0 billion in aggregate principal amount of the Additional 2030 Notes as an add-on offering to our 4.625% senior notes due 2030 that were issued at an offering price of 101.750% of face amount in February 2021. Other significant uses of cash in the nine months ended September 30, 2021 included the repayment in full of borrowings under our revolving line of credit. Other net debt payments during the nine months ended September 30, 2021 primarily consisted of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $66 million on Term Loan A and $21 million on Term Loan B-1 as well as additional required principal payments under other debt arrangements. We also incurred bond issuance costs of approximately $9 million in cash during this period. See further discussion in Note 8 to the condensed consolidated financial statements related to our debt financing activities. In addition, during the nine months ended September 30, 2021 we used cash to repurchase 7,749,637 shares of our common stock.
By comparison, the same period in 2020 included our issuances of $1.50 billion in aggregate principal amount of 3.75% senior notes due 2031 in August 2020 and $1.750 billion in aggregate principal amount of 4.625% senior notes due 2030 in June 2020. Other significant uses of cash included the subsequent redemptions in full of $1.50 billion in aggregate principal amount of 5% senior notes due 2025 in August 2020 and $1.75 billion in aggregate principal amount of 5.125% senior notes due 2024 in July 2020. Other net debt payments during the nine months ended September 30, 2020 primarily consisted of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $33 million on Term Loan A and $21 million on Term Loan B-1 and additional required principal payments under other debt arrangements. In addition, we incurred bond issuance costs of approximately $38 million, debt redemption premium charges related to the redemption of our senior notes due in 2024 and 2025 of approximately $67 million and the repricing of our Term Loan B of approximately $3 million in cash. See further discussion in Note 8 to the condensed consolidated financial statements related to debt financing activities. For the nine months ended September 30, 2020 we used cash to repurchase 12,283,977 shares of our common stock.
Dialysis center footprint and growth
The table below shows the growth in our dialysis operations by number of dialysis centers owned or operated:

	U.S.				International
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Number of centers operated at beginning of period	2,828	2,795	2,816	2,753	331	287	321	259
Acquired centers	1	5	2	8	3	11	10	36
Developed centers	9	17	40	67	1	1	5	5
Net change in non-owned managed or administered centers(1)	(1)	—	(1)	—	(2)	(7)	—	(6)
Sold and closed centers(2)	(3)	(1)	(7)	(5)	—	—	(3)	—
Closed centers(3)	(12)	(7)	(28)	(14)	—	(1)	—	(3)
Number of centers operated at end of period	2,822	2,809	2,822	2,809	333	291	333	291

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

Stock repurchases
The following table summarizes our common stock repurchases during the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(dollars in millions and shares in thousands, except for per share data)
Open market repurchases:
Shares	2,731	250	7,750	4,302
Amount paid	$336	$21	$899	$324
Average paid per share	$123.14	$85.04	$116.06	$75.40

Tender offer:
Shares	—	7,982	—	7,982
Amount paid(1)	$—	$704	$—	$704
Average paid per share	$—	$88.22	$—	$88.22

Total:
Shares	2,731	8,232	7,750	12,284
Amount paid	$336	$725	$899	$1,029
Average paid per share	$123.14	$88.13	$116.06	$83.73

(1)Represents the aggregate amount paid for shares repurchased pursuant to our 2020 tender offer for our shares during the three and nine months ended September 30, 2020, including its clearing price of $88.00 per share plus related fees and expenses of $2 million.
See further discussion of our stock repurchases in Note 10 to the condensed consolidated financial statements.
Available liquidity
As of September 30, 2021, we had an undrawn $1.0 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of September 30, 2021. We separately have approximately $69 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
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

	Three months ended September 30, 2021
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$510	$(20)	$13	$(7)	$(28)	$475
Adjusted operating income (loss)	$510	$(20)	$13	$(7)	$(28)	$475
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended June 30, 2021
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$534	$(28)	$10	$(18)	$(25)	$490
Adjusted operating income (loss)	$534	$(28)	$10	$(18)	$(25)	$490
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended September 30, 2020
	U.S. dialysis	Ancillary services			Corporate administration	Consolidated
		U.S.	International	Total
	(dollars in millions)
Operating income (loss)	$471	(14)	$7	$(7)	$(26)	$438
Adjusted operating income (loss)	$471	$(14)	$7	$(7)	$(26)	$438
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Nine months ended September 30, 2021
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$1,524	$(73)	$36	$(37)	$(79)	$1,408
Adjusted operating income (loss)	$1,524	$(73)	$36	$(37)	$(79)	$1,408
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Nine months ended September 30, 2020
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$1,485	$(74)	$25	$(49)	$(123)	$1,313
Loss on changes in ownership interests, net	—	16	—	16	—	16
Accrual for legal matters	—	—	—	—	35	35
Adjusted operating income (loss)	$1,485	$(58)	$25	$(33)	$(88)	$1,364
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended			Nine months ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in millions)
Income from continuing operations before income taxes	$394	$432	$283	$1,204	$991
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(60)	(58)	(59)	(172)	(161)
Income from continuing operations before income taxes attributable to DaVita Inc.	$334	$375	$224	$1,032	$830
Income tax expense for continuing operations	$75	$81	$66	$241	$241
Less: Income tax attributable to noncontrolling interests	—	—	—	(1)	—
Income tax expense from continuing operations attributable to DaVita Inc.	$75	$81	$65	$241	$240
Effective income tax rate on income from continuing operations attributable to DaVita Inc.	22.3%	21.6%	29.2%	23.3%	28.9%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Nine months ended
	September 30, 2021	September 30, 2020
	(dollars in millions)
Net cash provided by operating activities	$1,401	$1,494
Less: Distributions to noncontrolling interests	(177)	(179)
Plus: Contributions from noncontrolling interests	28	33
Cash provided by operating activities from continuing operations	1,252	1,348
Less: Expenditures for routine maintenance and information technology	(289)	(239)
Less: Expenditures for development	(163)	(211)
Plus: Proceeds from sale of self-developed properties	43	79
Free cash flow	$843	$977
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
We also have potential obligations to purchase the noncontrolling interests held by third parties in many of our majority-owned dialysis partnerships and other nonconsolidated entities. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. For additional information on these obligations and how we measure and report them, see Note 14 to the condensed consolidated financial statements and Note 17 and Note 24 to the consolidated financial statements included in our 2020 10-K.
The following is a summary of these off-balance sheet contractual obligations and commitments as of September 30, 2021:

	Remainder of 2021	2022-2024	2025-2026	After 5 years	Total
	(dollars in millions)
Potential cash requirements under other commitments:
Letters of credit	$69	$—	$—	$—	$69
Noncontrolling interests subject to put provisions	1,044	174	117	89	1,424
Non-owned and minority owned put provisions	111	6	—	—	117
Operating capital advances	—	4	3	4	11
Purchase commitments	122	1,489	346	—	1,957
	$1,346	$1,673	$466	$93	$3,578
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
Settlements of existing income tax liabilities for unrecognized tax benefits of approximately $93 million, including interest, penalties and other long-term tax liabilities, are excluded from the table above as reasonably reliable estimates of their timing cannot be made.
New Accounting Standards
See discussion of new accounting standards in Note 16 to the condensed consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest rate and foreign currency sensitivity
There has been no material change in the nature of the Company's interest rate risks or foreign currency exchange risks from those described in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
The tables below provide information about our financial instruments that are sensitive to changes in interest rates as of September 30, 2021. For further information on the components of the Company's long-term debt and their interest rates, see Note 8 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q at Part I Item 1.

	Expected maturity date								Average interest rate	Fair value(1)
	2021	2022	2023	2024	2025	2026	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$8	$33	$40	$31	$32	$42	$4,442	$4,628	4.44%	$4,364
Variable rate	$42	$133	$178	$1,393	$37	$2,584	$2	$4,369	2.18%	$4,363

(1)Represents the fair value of the Company’s long-term debt excluding financing leases. See Note 8 to the condensed consolidated financial statements for further details.

	Notional amount	Contract maturity date								Fair value
		2021	2022	2023	2024	2025	2026	Thereafter	Receive variable
	(dollars in millions)
2019 cap agreements	$3,500	$—	$—	$—	$3,500	$—	$—	$—	LIBOR above 2%	$6.0
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
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements as of September 30, 2021. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as required by the Exchange Act as of such date for our Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.
There was no change in the Company's internal control over financial reporting that was identified during the evaluation that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Part II, Item 1 is incorporated herein by reference to the information set forth under the caption “Commitments and Contingencies” in Note 9 to the condensed consolidated financial statements included in this report.
Item 1A. Risk Factors
In addition to the following risk factor and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K (our Form 10-K) for the year ended December 31, 2020 and any subsequent filings with the Securities and Exchange Commission (SEC), which could materially affect our business, financial condition, results of operations or future results. The risks and uncertainties discussed below, in our Form 10-K in any subsequent filings with the SEC are not the only ones facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. The risk factor below updates, and should be read together with, the risk factors disclosed in Part I, Item 1A of our Form 10-K. Please also read the cautionary notice regarding forward-looking statements in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
We face various risks related to the dynamic and evolving novel coronavirus pandemic, many of which may have a material adverse impact on us.
The disease caused by the novel coronavirus (COVID-19) is impacting the world and our business in many different ways. The ultimate impact of COVID-19 on us will depend on future developments that are highly uncertain and difficult to predict, including among other things, the severity and duration of the pandemic; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus such as the Delta variant; COVID-19's impact on the chronic kidney disease (CKD) patient population and our patient population; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments and therapies; the pandemic’s continuing impact on the U.S. and global economies, unemployment and labor market conditions; the responses of our competitors to the pandemic and related changes in the marketplace; the timing, scope and effectiveness of federal, state and local government responses; and any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern our business. The impact could come in many forms, including but not limited to those described below.
•We have experienced and expect to continue to experience a negative impact on revenue and non-acquired growth from COVID-19 due to lower treatment volumes, including from the negative impact on our patient census. Because ESRD patients may be older and generally have comorbidities, several of which are risk factors for COVID-19, we believe the mortality rate of infected patients has been higher in the dialysis population than in the general population, and COVID-19 also could impact the CKD population differently. Over the longer term, we believe that changes in mortality in both the CKD and ESRD populations due to COVID-19 will depend primarily on the infection rate, case fatality rate, the age and health status of affected patients, and access to and continued efficacy of vaccinations or other treatments or therapies, as well as willingness to be vaccinated. We expect that the impact of COVID-19 is likely to continue to negatively impact our revenue and non-acquired growth even as the pandemic subsides due to the compounding impact of mortalities, among other things. However, determining the extent to which these impacts should be directly attributable to COVID-19 is difficult due to testing and reporting limitations, and other factors that may drive treatment volumes and new admissions over time, such as the number of transplants or deferred admissions. The magnitude of these cumulative impacts has been significant and, depending on the ultimate severity and duration of the pandemic could have a material adverse impact on our results of operations, financial condition and cash flows.
•Our business is labor intensive and our financial and operating results have been and continue to be sensitive to variations in labor-related costs and productivity, and we have historically faced and expect to continue to face costs and difficulties in hiring and retaining caregivers due to a nationwide shortage of skilled clinical personnel. These challenges have been heightened by the increased demand for and demand upon such personnel by the ongoing pandemic. Despite improving indicators in certain sectors of the U.S. economy as compared to earlier periods of the pandemic, the labor market continues to experience volatility, uncertainty and labor supply shortages, particularly in healthcare. In addition, a September 2021 Executive Order (Vaccine EO) directed federal agencies to develop rules and take action related to COVID-19 vaccination requirements, including rules that may impact employers with 100 or more employees as well as workers in the dialysis setting. This announcement builds on, and would be in addition to, previously announced state and local vaccination requirements that impact our teammates in certain facilities or geographies. The cumulative impact of these mandates, some of which have already gone into effect, contributes further to the volatility and uncertainty in the labor market and may ultimately further exacerbate labor shortages. Labor market conditions have led to increased costs that we generally expect to continue and which could be significant. In addition, these conditions have adversely impacted, and may continue to adversely impact, our ability to attract and retain employees, particularly clinical personnel. In response, as part of our continuing efforts in this highly competitive market, we expect to provide our teammates with additional compensation, among other things. Nevertheless, we have experienced staffing shortages and disruptions as a result of current labor market conditions, and further staffing shortages or disruptions, if material, could lead to the closure of certain centers or otherwise have a material adverse impact on our ability to provide dialysis services or the cost of providing those services. Prolonged volatility, uncertainty and labor supply shortages in the labor market, including, among other things, due to inflationary pressures or evolving monetary policies, could have an adverse impact on our ability to execute on our strategic initiatives, and ultimately could have a material adverse impact on our labor costs, results of operations, financial condition and cash flows.
•The COVID-19 pandemic and efforts to contain the virus have impacted the global economy, resulting in, among other things, rapid and sharp increases in unemployment levels and volatility and uncertainty in labor market conditions as discussed in more detail above. These impacts could ultimately result in a materially reduced share of our patients being covered by commercial insurance plans, with more patients being covered by lower-paying government insurance programs or being uninsured. These effects may persist after the pandemic subsides as, among other things, our patients could experience permanent changes in their insurance coverage as a result of changes to their employment status. In the event such a material reduction occurs in the share of our patients covered by commercial insurance plans, it would have a material adverse impact on our business, results of operations, financial condition and cash flows. The extent of these effects will depend upon, among other things, the extent and duration of the increased unemployment levels for our patient population, any economic deterioration or potential recession; the timing and scope of federal, state and local governmental responses to the ongoing pandemic; and patients’ ability to retain existing insurance and their individual choices with respect to their coverage, all of which are highly uncertain and difficult to predict.
•We have dedicated and continue to dedicate substantial resources in response to COVID-19 and have had, and expect to continue to have, extended and significant additional costs in connection with our response to COVID-19. The steps we have taken designed to help safely maintain continuity of care for our patients and help protect our caregivers, such as our policies to implement dedicated care shifts for patients with confirmed or suspected COVID-19 and other enhanced clinical practices, have increased our expenses and use of personal protective equipment (PPE). Our response to COVID-19 also has resulted in higher salary and wage expense, and we have provided, and are likely to provide in the future, substantial financial support to our teammates, including support associated with relief reimbursement. Furthermore, the effort and cost needed to procure certain of our equipment and clinical supplies, including PPE, have substantially increased, and we expect these increased costs will continue while the pandemic persists, and certain of these increased costs may persist for some time even after the pandemic subsides due to the challenges of global supply chains. These efforts are part of a wider Prepare, Prevent, Respond and Recover protocol that we have implemented in connection with the pandemic, which also includes operational initiatives such as the redistribution of teammates, machines and supplies across the country as needed and increased investment in and utilization of telehealth capabilities. In addition, certain state and federal Occupational Safety and Health Administration (OSHA) agencies have released requirements, or are considering or are in the process of modifying existing requirements associated with the continued protection of employees as it relates to COVID-19. These requirements will result in increased costs related to, among other things, PPE, fit-testing, and paid time off and other increased obligations with which we must comply. Compliance with COVID-19-related safety rules and regulations is enforced with sanctions, fines, as well as potential for negative publicity or reputational impact. As this standard is still in development, we cannot anticipate the impact it might have on our business, results of operations, financial condition and cash flows. In addition, any mandated surveillance testing of our teammates for COVID-19 may further impact our costs, create operational challenges and negatively impact our ability to attract and retain employees and creates a risk of non-compliance if we are not able to successfully implement such mandated surveillance testing. If the pandemic requires us to maintain certain restrictive operational protocols for an extended period of time, it may adversely impact our strategic initiatives, such as our strategy to continue to build our abilities to offer home dialysis options and expanding our integrated care capabilities. Certain temporary changes made in response to the COVID-19 pandemic could become permanent, which could have an adverse impact on our business. In addition, any equipment or clinical supply shortages, disruptions or delays or associated price increases could impact our ability to provide dialysis services or the cost of providing those services.

•If we experience a failure of the fitness of our clinical laboratory, dialysis centers and related operations and/or other facilities as a result of the COVID-19 pandemic, or another event or occurrence adversely impacts the safety of our caregivers or patients, we could face adverse consequences, including without limitation, material negative impact on our brand, increased litigation, compliance or regulatory investigations, teammate unrest, work stoppages or other workforce disruptions. Any legal actions brought by patients, teammates, caregivers or others allegedly exposed to COVID-19 at our facilities or by our caregivers may involve significant demands and require substantial legal defense costs, which may not be adequately covered by our professional and general liability insurance.
•State and local social distancing restrictions and guidance have required us to significantly increase the use of remote arrangements for our teammates and telehealth technology for our dialysis patients, which broadens our technology footprint for where and how protected health information is used or disclosed, and in turn increases our exposure to the various privacy and information security risks we face, such as the risk of "phishing" and other cybersecurity attacks and the risk of unauthorized dissemination of sensitive personal, proprietary or confidential information.
•We have worked with certain government agencies and other kidney care providers to respond to the COVID-19 pandemic, and in certain cases have sought waivers of regulatory requirements. For example, as part of our efforts to help cohort patients in line with guidance from the CDC, we have sought waivers of certain regulatory requirements related to the survey and acceleration of new clinics and entered into agreements with other kidney care providers to help ensure that patients can receive dialysis in an outpatient setting rather than a hospital. In addition, we continue to make COVID-19 vaccines available to patients and teammates, including through coordination with state and federal governments on direct vaccine distribution so that we can administer vaccines to our patients and teammates. Certain of these vaccines are currently available under emergency use authorizations and there can be no assurance that our patients and caregivers will choose to receive a COVID-19 vaccine or that the vaccines will prove to be as safe and effective as currently understood by the scientific community, particularly as it relates to variants of the virus. In addition, we may encounter difficulties with the availability, storage of the vaccine, or administration of the vaccines, some of which have multiple dose requirements or may require the administration of “boosters”. We operate in a complex and highly regulated environment, and the novel nature of our COVID-19 response, including, for example, with respect to regulatory waivers, our administration of the COVID-19 vaccines and our efforts to comply with evolving rules and regulations, may increase our exposure to legal, regulatory and clinical risks.
•Our need, ability and willingness to use and retain any provider relief or other funds or assistance from the government, the consequences of our decisions with respect thereto, our ability to operate within any restrictions on our business or operations that may be imposed as a condition to participation in any government assistance programs, and the impact of any such programs on our competitors, all will depend, among other things, on the magnitude, timing and nature of COVID-19’s impact on the Company as well as the requirements of any such programs, which are uncertain. There can be no assurance that financial or other assistance will be available from the government if we have a need for such assistance in the future.
•If general economic conditions deteriorate further or remain uncertain for an extended period of time, we may incur future charges to recognize impairment in the carrying amount of our goodwill and other intangible assets. We may experience an increased need for additional liquidity funded by accessing existing credit facilities, raising new debt in the capital markets, or other sources, and we may seek to refinance existing debt, which may be more difficult or costly as a result of the pandemic’s impact on capital markets or on us. Furthermore, any extended billing or collection cycles, or deterioration in collectability of accounts receivable, will adversely impact our results of operations and cash flows.
•In our value-based care and other programs where we assume financial accountability for total patient cost, an increase in COVID-19 rates among patients could have an impact on total cost of care. This increase may in turn impact the profitability of those programs relative to their respective funding.
•The global nature of the pandemic may have varying impacts on our ongoing operations outside the United States, and may impact our ability to expand our operations into other parts of the world.
The foregoing and other continued impacts and disruptions to our business as a result of the COVID-19 pandemic could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, cash flows and/or liquidity. In addition, the COVID-19 pandemic heightens many of the other risks and uncertainties discussed herein and in the 2020 10-K, including those discussed in Part I, Item 1A. Risk Factors in the 2020 10-K. For additional information related to COVID-19 and its impact on our business, see the discussion in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly

Report on Form 10-Q under the heading, "COVID-19 and its impact on our business" and Part I, Item 1. Business of the 2020 10-K under the heading "Human Capital Management."

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during the third quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
July 1-31, 2021	860	$120.47	860	$1,263,174
August 1-31, 2021	395	130.52	395	$1,211,605
September 1-30, 2021	1,476	122.73	1,476	$1,030,508
	2,731	$123.14	2,731
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
As of October 27, 2021, we had a total of $891 million available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Items 3, 4 and 5 are not applicable

Item 6.    Exhibits

Exhibit
Number

10.1	DaVita Inc. Severance Plan for Directors and Above. ✓

31.1	Certification of the Chief Executive Officer, dated October 28, 2021, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated October 28, 2021, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated October 28, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated October 28, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Filed or furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JOHN D. WINSTEL
John D. Winstel
Chief Accounting Officer*
Date: October 28, 2021

*	Mr. Winstel has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.