Form 10-K
period 2021-12-31
DAVITA INC.
filed 2022-02-11
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its final report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the registrant's common stock outstanding held by non-affiliates based upon the closing price on the New York Stock Exchange was approximately $12.7 billion.
As of January 31, 2022, the number of shares of the registrant’s common stock outstanding was approximately 96.3 million shares.
KPMG LLP (185), Seattle, WA, USA
Documents incorporated by reference
Portions of the registrant’s proxy statement for its 2022 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

DAVITA INC.

PART I
Item 1.        Business
Unless otherwise indicated in this report "DaVita", "the Company" "we", "us", "our" and other similar terms refer to DaVita Inc. and its consolidated subsidiaries. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our website, located at http://www.davita.com, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (SEC). The SEC also maintains a website at http://www.sec.gov where these reports and other information about us can be obtained. The contents of our website are not incorporated by reference into this report.
Overview of DaVita Inc.
DaVita is a leading healthcare provider focused on transforming care delivery to improve quality of life for patients globally. We are one of the largest providers of kidney care services in the U.S. and have been a leader in clinical quality and innovation for over 20 years. DaVita is committed to bold, patient-centric care models, implementing the latest technologies and advancing integrated care offerings. Over the years, we have established a value-based culture with a philosophy of caring that is focused on both our patients and teammates. This culture and philosophy fuel our continuous drive toward achieving our mission "to be the provider, partner and employer of choice" and fulfilling our vision "to build the greatest healthcare community the world has ever seen".
The loss of kidney function is normally irreversible. Kidney failure is typically caused by Type I and Type II diabetes, hypertension, polycystic kidney disease, long-term autoimmune attack on the kidneys and prolonged urinary tract obstruction. End stage renal disease or end stage kidney disease (ESRD or ESKD) is the stage of advanced kidney impairment that requires continued dialysis treatments or a kidney transplant to sustain life. Dialysis is the removal of toxins, fluids and salt from the blood of patients by artificial means. Patients suffering from ESKD generally require dialysis at least three times a week for the rest of their lives or until they receive a kidney transplant.
Our U.S. dialysis and related lab services (U.S. dialysis) business treats patients with chronic kidney failure, ESRD or ESKD, in the United States, and is our largest line of business. As of December 31, 2021, we provided dialysis and administrative services and related laboratory services throughout the U.S. via a network of 2,815 outpatient dialysis centers and home programs in 46 states and the District of Columbia, serving a total of approximately 203,100 patients, and have contracts to provide hospital inpatient dialysis services in approximately 850 hospitals. Our robust platform to deliver kidney care services also includes established nephrology and payor relationships. In addition, as of December 31, 2021, our international operations provided dialysis and administrative services to a total of 339 outpatient dialysis centers located in ten countries outside of the U.S., serving approximately 39,900 patients. Finally, our U.S ancillary services and strategic initiatives provided integrated care and disease management services to 16,000 patients in risk-based integrated care arrangements and to an additional 7,000 patients in other integrated care arrangements as of December 31, 2021. Most of the patients served by our integrated care business are also our dialysis patients. We refer to our U.S. ancillary services and strategic initiatives and our international operations as, collectively, our "ancillary services". We also have a separate corporate administrative support function that supports our U.S. dialysis business and these ancillary services.
Our patient-centric care model leverages our platform of kidney care services to maximize patient choice in both models and modalities of care. We believe that the flexibility we offer coupled with a focus on comprehensive kidney care supports our commitments to help improve clinical outcomes and quality of life for our patients. According to the most recently published data, for eight consecutive years, we are an industry leader in the Centers for Medicare & Medicaid Services’ (CMS) Quality Incentive Program (QIP), which promotes high quality services in outpatient dialysis facilities treating patients with ESKD. In addition, according to the most recently published data, for seven consecutive years, we are also an industry leader under CMS’ Five-Star Quality Rating system, which rates eligible dialysis centers based on the quality of outcomes to help patients, their families, and caregivers make more informed decisions about where patients receive care. According to the most recently collected data from Nephrology News and Issues, we are an industry leader for the total number of patients in home-based dialysis services.
Our quality clinical outcomes are driven by our experienced and knowledgeable teammates. We employ registered nurses, licensed practical or vocational nurses, patient care technicians, social workers, registered dietitians, biomedical technicians and other administrative and support teammates who strive to achieve superior clinical outcomes at our dialysis facilities. In addition to our teammates at our dialysis facilities, as of December 31, 2021, our domestic Chief Medical Officer lead a team of 24 senior nephrologists in our physician leadership team as part of our domestic Office of the Chief Medical Officer (OCMO). Our international Chief Medical Officer lead a team of 11 senior nephrologists in our physician leadership team as part of our international OCMO as of December 31, 2021. Our OCMO teammates represent a variety of academic, clinical practice, and clinical research backgrounds. We also have a Physician Council that serves as an advisory body to senior management, which was composed of eight physicians with extensive experience in clinical practice and seven Group Medical Directors as of December 31, 2021.
On June 19, 2019, we completed the sale of our prior DaVita Medical Group (DMG) business, a patient and physician-focused integrated healthcare delivery and management company, to Collaborative Care Holdings, LLC, a subsidiary of UnitedHealth Group Inc. As a result, the DMG business has been classified as discontinued operations and its results of operations are reported as discontinued operations for all periods presented in the consolidated financial statements included in this report.
For financial information about DMG, see Note 22 to the consolidated financial statements included in this report.
COVID-19 and its impact on our business
As a caregiving organization, we continue to be impacted by the effects of the novel coronavirus (COVID-19) pandemic. DaVita’s caregiving teammates continue to be on the front lines of the ongoing COVID-19 pandemic providing critical, life-sustaining care for our patients. We continue to closely monitor the impact on our business of the pandemic and the resulting economic and political environment, including the various impacts on our patients, teammates, physician partners, suppliers, vendors and business partners.
During this time of great and continued challenge, our top priorities continue to be the health, safety and well-being of our patients, teammates and physician partners and helping to ensure that our patients have the ability to maintain continuity of care throughout this crisis, whether in the hospital, outpatient or home setting. To that end, we have dedicated and continue to dedicate substantial resources in response to COVID-19, including the implementation of additional protocols and initiatives to help safely maintain continuity of care for our patients and help protect our caregivers.
We believe the ultimate impact of this public health crisis on the Company will depend on future developments that are highly uncertain and difficult to predict. For additional discussion of the COVID-19 pandemic and our response, including its impact on us and related risks and uncertainties, please see the discussion below under the heading "—Human Capital Management", the risk factor in Item 1A. Risk Factors under the heading "We face various risks related to the dynamic and evolving novel coronavirus pandemic, many of which may have a material adverse impact on us," and the discussion under the heading "COVID-19 and its impact on our business" in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
U.S. dialysis business
Our U.S. dialysis business is a leading provider of kidney dialysis services for patients suffering from ESKD. As of December 31, 2021, we provided dialysis and administrative services in the U.S. through a network of 2,815 outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 203,100 patients. We also have contracts to provide hospital inpatient dialysis services in approximately 850 hospitals and related laboratory services throughout the U.S.
According to the United States Renal Data System (USRDS), there were over 569,000 ESKD dialysis patients in the U.S. in 2019. Based on the most recent 2021 annual data report from the USRDS, the underlying ESKD dialysis patient population has grown at an approximate compound rate of 3.5% from 2009 to 2019 and a compound rate of 3.1% from 2014 to 2019, which suggests that the rate of growth of the ESKD patient population is declining relative to long term trends. A number of factors may impact ESKD growth rates, including, among others, the aging of the U.S. population, transplant rates, incidence rates for diseases that cause kidney failure such as diabetes and hypertension, mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESKD. Certain of these factors, in particular mortality rates for dialysis patients, have been impacted by the COVID-19 pandemic.
Treatment options for ESKD
Treatment options for ESKD are dialysis and kidney transplantation.
Dialysis options
•Hemodialysis
Hemodialysis, the most common form of ESKD treatment, is usually performed at a freestanding outpatient dialysis center, at a hospital-based outpatient center, or at the patient’s home. The hemodialysis machine uses an artificial kidney, called a dialyzer, to remove toxins, fluids and salt from the patient’s blood. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed fluid is circulated through the other chamber. The toxins, salt and excess fluids from the blood cross the membrane into the fluid, allowing cleansed blood to return back into the patient’s body. Each hemodialysis treatment that occurs in the outpatient dialysis centers typically lasts approximately three and one-half hours and is usually performed three times per week.
Hospital inpatient hemodialysis services are required for patients with acute kidney failure primarily resulting from trauma, patients in early stages of ESKD and ESKD patients who require hospitalization for other reasons. Hospital inpatient hemodialysis is generally performed at the patient’s bedside or in a dedicated treatment room in the hospital, as needed.
Some ESKD patients who are healthier and more independent may perform hemodialysis in their home or residence through the use of a hemodialysis machine designed specifically for home therapy that is portable, smaller and easier to use. Patients receive training, support and monitoring from registered nurses, usually in our outpatient dialysis centers, in connection with their home hemodialysis treatment. Home hemodialysis is typically performed with greater frequency than dialysis treatments performed in outpatient dialysis centers and on varying schedules.
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
Kidney transplantation
Although kidney transplantation, when successful, is generally the most desirable form of therapeutic intervention, the shortage of suitable donors, side effects of immunosuppressive pharmaceuticals given to transplant recipients and dangers associated with transplant surgery for some patient populations have generally limited the use of this treatment option. An executive order signed in July 2019 (the 2019 Executive Order) directed HHS to develop policies addressing, among other things, the goal of making more kidneys available for transplant. As directed by the 2019 Executive Order, the CMS, through its Center for Medicare and Medicaid Innovation (CMMI), subsequently released the framework for certain proposed voluntary payment models that would adjust payment incentives to encourage kidney transplants. For more information regarding the 2019 Executive Order and these payment models, please see the discussion below under the heading "—Integrated Kidney Care and Medicare and Medicaid program reforms."
U.S. dialysis services we provide
Outpatient hemodialysis services
As a condition of our enrollment in Medicare for the provision of dialysis services, we contract with a nephrologist or a group of associated nephrologists to provide medical director services at each of our dialysis centers. In addition, other nephrologists may apply for practice privileges to treat their patients at our centers. Each center has an administrator, typically a registered nurse, who supervises the day-to-day operations of the center and its staff. The staff of each center typically consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, biomedical technician support and other administrative and support personnel.
Our total patient turnover at centers we consolidate, which is based upon all causes, averaged approximately 27% in 2021 and 25% in 2020. The overall number of patients to whom we provided services in the U.S. in 2021 decreased by approximately 0.5% from 2020, primarily due to an increase in mortality rates, which have been impacted by the COVID-19 pandemic. This was partially offset by new dialysis patients who started treating at our centers acquired during the year.
Hospital inpatient hemodialysis services
As of December 31, 2021, we have contracts to provide hospital inpatient hemodialysis services, excluding physician services, to patients in approximately 850 hospitals throughout the U.S. We render these services based on a contracted per-

treatment fee that is individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital, as needed.
Home-based dialysis services
Home-based dialysis services includes home hemodialysis and peritoneal dialysis. Many of our outpatient dialysis centers offer certain support services for dialysis patients who prefer and are able to perform either home hemodialysis or peritoneal dialysis in their homes. Home-based hemodialysis support services consist of providing equipment and supplies, training, patient monitoring, on-call support services and follow-up assistance. Registered nurses train patients and their families or other caregivers to perform either home hemodialysis or peritoneal dialysis. The 2019 Executive Order and related HHS guidance described above also included a stated goal of increasing the relative number of new ESKD patients that receive dialysis at home.
According to the most recent 2021 annual data report from the USRDS, in 2019 approximately 13% of ESKD dialysis patients in the U.S. perform home-based dialysis.
Treatments and revenues by modality:
The following graph summarizes our U.S. dialysis treatments by modality and U.S. dialysis patient services revenues by modality for the year ended December 31, 2021.
Other
ESKD laboratory services
We operate a separately licensed and highly automated clinical laboratory which specializes in ESKD patient testing. This specialized laboratory provides routine laboratory tests for dialysis and other physician-prescribed laboratory tests for ESKD patients which are integral components of the services we provide. Our laboratory provides these tests predominantly for our ESKD patients throughout the U.S. These tests are performed to monitor a patient’s ESKD condition, including the adequacy of dialysis, as well as other medical conditions of the patient. Our laboratory utilizes information systems which provide information to certain members of the dialysis centers’ staff and medical directors regarding critical outcome indicators. In 2021, our laboratory performed COVID-19 testing for our patients and teammates.
Management services
We currently operate or provide management and administrative services pursuant to management and administrative services agreements to 57 outpatient dialysis centers located in the U.S. in which we either own a noncontrolling interest or which are wholly-owned by third parties. Management fees are established by contract and are recognized as earned typically based on a percentage of revenues or cash collections generated by the outpatient dialysis centers.
Sources of revenue—concentrations and risks
Our U.S. dialysis revenues represent approximately 91% of our consolidated revenues for the year ended December 31, 2021. Our U.S. dialysis revenues are derived primarily from our core business of providing dialysis services and related laboratory services and, to a lesser extent, the administration of pharmaceuticals and management fees generated from providing management and administrative services to certain outpatient dialysis centers, as discussed above.
The sources of our U.S. dialysis revenues are principally from government-based programs, including Medicare and Medicare Advantage plans, Medicaid and managed Medicaid plans and commercial insurance plans. The following table summarizes our U.S. dialysis revenues by payor source for U.S. dialysis patient services revenues the year ended December 31, 2021:

Medicare and Medicare Advantage plans	58%
Medicaid and managed Medicaid plans	7%
Other government-based programs	3%
Total government-based programs	68%
Commercial (including hospital dialysis services)	32%
Total U.S. dialysis patient service revenues	100%
Medicare revenue
Medicare ESRD revenue
Since 1972, the federal government has provided healthcare coverage for ESRD patients under the Medicare ESRD program regardless of age or financial circumstances. ESRD is the first and only disease state eligible for Medicare coverage both for dialysis and dialysis-related services and for all benefits available under the Medicare program.
Government dialysis related payment rates in the U.S. are principally determined by federal Medicare and state Medicaid policy. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment that are related to the dialysis treatment, including certain pharmaceuticals, such as erythropoiesis-stimulating agents (ESAs), calcimimetics, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered to the patient or additional services performed. Most lab services are also included in the bundled payment.
Although Medicare reimbursement limits the allowable charge per treatment, it provides industry participants with a relatively predictable and recurring revenue stream for dialysis services provided to patients without commercial insurance. For the year ended December 31, 2021, approximately 90% of our total dialysis patients were covered under some form of government-based program, with approximately 75% of our dialysis patients covered under Medicare and Medicare Advantage plans.
Under this ESRD Prospective Payment System (PPS), the bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility’s performance in specified quality measures set annually by CMS through its QIP. CMS established QIP through the Medicare Improvements for Patients and Providers Act of 2008 to promote high quality services in outpatient dialysis facilities treating patients with ESRD. QIP associates a portion of Medicare reimbursement directly with a facility’s performance on quality of care measures. Reductions in Medicare reimbursement result when a facility’s overall score on applicable measures does not meet established standards. Due to the ongoing COVID-19 pandemic, CMS is not applying QIP payment reductions to facilities in 2022. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.
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
On September 18, 2020, pursuant to the 2019 Executive Order, CMS, through CMMI, published the final ESRD Treatment Choices mandatory payment model (ETC). The ETC launched on January 1, 2021, administered through CMMI in approximately 20% of our dialysis clinics across the country. There was no material impact to us during 2021 related to the ETC.
On October 29, 2021, CMS issued a final rule to update the ESRD PPS payment rate and policies. Among other things, the rule updates payment rates under the ESRD PPS for renal dialysis services furnished to beneficiaries on or after January 1, 2022, finalizes updates to the Acute Kidney Injury (AKI) dialysis payment rate for dialysis services furnished by ESRD facilities and finalizes modifications to the ETC model policies. CMS estimates the final rule will affect ESRD facilities' average reimbursement by a productivity-adjusted market basket increase of 1.9% in 2022.
As a result of the Budget Control Act of 2011 (BCA) and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect in 2013 reducing Medicare payments by 2%, which was subsequently extended through fiscal year 2027. Federal COVID-19 relief legislation suspended the 2% Medicare sequestration from May 1, 2020 through December 31, 2021. The Protecting Medicare and American Farmers from Sequester Cuts Act, signed into law on December 10, 2021, extended the suspension of the 2% Medicare sequestration from December 31, 2021 through March 31, 2022, with 1% Medicare sequestration beginning April 1, 2022 through June 30, 2022 and 2% Medicare sequestration beginning July 1, 2022. In the years ended December 31, 2021 and 2020, our revenues significantly increased due to this suspension and we expect that this suspension will continue to significantly increase our revenues while it remains in effect. When the temporary suspension is no longer in effect, we expect that the across-the-board spending cuts of the BCA will, once again, adversely affect our business, results of operations, financial condition and cash flows.
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
Medicare Advantage revenue
Medicare Advantage (MA, managed Medicare or Medicare Part C) plans are offered by private health insurers who contract with CMS to provide their members with Medicare Part A, Part B and/or Part D benefits. These MA plans include health maintenance organizations, preferred provider organizations, private fee-for-service (FFS) organizations, special needs plans (SNPs) or Medicare medical savings account plans. The 21st Century Cures Act (the Cures Act) included a provision that, effective January 1, 2021, allows Medicare-eligible beneficiaries with ESRD to choose coverage under an MA plan. Prior to the Cures Act, MA plans were only available to ESRD patients if the patient was remaining on an MA plan that they had enrolled in prior to being diagnosed with ESRD, or in certain other limited situations such as a SNP. As a result, this provision under the Cures Act has broadened access for Medicare ESRD patients to certain enhanced benefits offered by MA plans. MA plans usually provide reimbursement to us at a negotiated rate that is generally higher than Medicare FFS rates.
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
Approximately 25% of our U.S. dialysis patient services revenues and approximately 10% of our U.S. dialysis patients are associated with non-hospital commercial payors for the year ended December 31, 2021. Non-hospital commercial patients as a percentage of our total U.S. dialysis patients for 2021 were relatively flat compared to 2020. Less than 1% of our U.S. dialysis revenues are due directly from patients. No single commercial payor accounted for more than 10% of total U.S. dialysis revenues for the year ended December 31, 2021. See Note 2 to the consolidated financial statements included in this report for disclosure on our concentration related to our commercial payors on a total consolidated revenue basis.
Both the number of our patients under commercial plans and the rates under these commercial plans are subject to change based on a number of factors. For additional detail on these factors and other risks associated with on our commercial revenue, see the risk factors in Item 1A. Risk Factors under the headings "Our business is subject to a complex series of governmental laws, regulations and requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation"; "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows"; "If the number or percentage of patients with higher-paying commercial insurance declines, if the average rates that commercial payors pay us decline, if patients in commercial plans are subject to restriction in plan designs, or if we are unable to maintain contracts with payors with competitive terms, including, without limitation, reimbursement rates, scope and duration of coverage and in-network benefits, it could have a material adverse effect on our business, results of operations, financial condition and cash flows"; and "We face various risks related to the dynamic and evolving novel coronavirus pandemic, many of which may have a material adverse impact on us."
Revenue from other pharmaceuticals
Effective January 1, 2021, both oral and intravenous forms of calcimimetics, a drug class taken by many patients with ESRD to treat mineral bone disorder, were added to the ESRD PPS bundled payment, and as a result we expect our operating income from calcimimetics to be more stable in the future as compared to the year ended December 31, 2020 under the transitional drug add-on payment adjustment (TDAPA) model. For the year ended December 31, 2020, the oral and intravenous forms of calcimimetics were separately reimbursed through a TDAPA model based on a pass-through rate of the average sales price plus 0%, before sequestration.
Physician relationships
Joint venture partners
We own and operate certain of our dialysis centers through entities that are structured as joint ventures. We generally hold controlling interests in these joint ventures, with nephrologists, hospitals, management services organizations, and/or other healthcare providers holding minority equity interests. These joint ventures are typically formed as limited liability companies. For the year ended December 31, 2021, revenues from joint ventures in which we have a controlling interest represented approximately 28% of our U.S. dialysis revenues. We expect to continue to enter into new U.S. dialysis-related joint ventures in the ordinary course of business.
Community physicians
An ESKD patient generally seeks treatment or support for their home treatment at an outpatient dialysis center near their home where their treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to provide quality dialysis services and to meet the needs of their patients are key factors in the success of our dialysis operations. Over 5,400 nephrologists currently refer patients to our outpatient dialysis centers.
Medical directors
Participation in the Medicare ESRD program requires that dialysis services at an outpatient dialysis center be under the general supervision of a medical director. Per these requirements, this individual is usually a board certified nephrologist. We engage physicians or groups of physicians to serve as medical directors for each of our outpatient dialysis centers. At some outpatient dialysis centers, we also separately contract with one or more other physicians or groups to serve as assistant or associate medical directors over other modalities such as home dialysis. We have over 1,000 individual physicians and physician groups under contract to provide medical director services.
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
Our medical director contracts and joint venture operating agreements generally include covenants not to compete or own interests in dialysis centers operated by other providers within a defined geographic area for various time periods, as applicable. These non-compete agreements do not restrict or limit the physicians from practicing medicine or prohibit the physicians from referring patients to any outpatient dialysis center, including dialysis centers operated by other providers.
Location of our U.S. dialysis centers
We operated 2,815 outpatient dialysis centers in the U.S. as of December 31, 2021 and 2,758 of these centers are consolidated in our financial statements. Of the remaining 57 nonconsolidated U.S. outpatient dialysis centers, we own a noncontrolling interest in 55 centers and provide management and administrative services to two centers that are wholly-owned by third parties. The locations of the 2,758 U.S. outpatient dialysis centers consolidated in our financial statements at December 31, 2021, were as follows:
Ancillary services, including our international operations
Our ancillary services relate primarily to our core business of providing kidney care services. As of December 31, 2021, these consisted primarily of our integrated kidney care services, our physician services supporting integrated kidney care and our kidney care initiatives outside of dialysis, our clinical research programs, and our transplant software business as well as our international operations.
U.S. Ancillary services
We have made and continue to make investments in building our integrated care capabilities, including the operation of certain strategic business initiatives that are intended to integrate care among healthcare participants across the renal care continuum from CKD to ESKD to kidney transplant. Through improved technology and data sharing, as well as an increasing focus on value-based contracting and care, these initiatives seek to bring together physicians, nurses, dieticians, pharmacists, hospitals, dialysis clinics, transplant centers and payors with a view towards improving clinical outcomes for our patients and reducing the overall cost of comprehensive kidney care.
•Integrated Kidney Care services. VillageHealth DM, LLC, also doing business as DaVita Integrated Kidney Care (DaVita IKC), provides advanced integrated care management services to health plans and government programs for members/beneficiaries diagnosed with ESKD, CKD and/or poly-comorbid conditions. Through a combination of health monitoring, clinical coordination, innovative interventions, predictive analytics, medical claims analysis and information technology, we endeavor to assist our health plan and government program customers and patients in obtaining superior renal healthcare and improved clinical outcomes, as well as helping to reduce overall medical costs. Integrated kidney care management revenues from commercial and Medicare Advantage insurers can be based upon either an established contract fee recognized as earned for services provided over the contract period, or related to the operation of risk-based and value-based programs, including shared savings, pay for performance, and capitation contracts. DaVita IKC also contracts with payors to operate Medicare Advantage ESKD special needs plans to provide ESKD patients full service healthcare. DaVita IKC supported our ESKD seamless care organizations (ESCO) joint venture programs until their completion in 2021, and DaVita IKC has commenced participation in certain of the payment models administered by CMMI. As further described below under the heading "—Government regulation—CMMI Payment Models", the Company has invested resources, and expects to continue to invest substantial resources in these models as part of the Company's overall plan to grow its integrated kidney care business and value-based care initiatives. See Note 1, Other revenue, in the Company's consolidated financial statements for more information on how the Company accounts for its integrated care arrangements.
The Company is also developing, and has entered into, various forms of technology-based, administrative, financial and other collaboration and incentive arrangements with physician partners and other providers in support of our innovative, developing and expanding integrated kidney care programs and arrangements.
•Physician services. Nephrology Practice Solutions (NPS) is an independent business that partners with physicians committed to providing outstanding clinical and integrated care to patients. NPS provides nephrologist recruitment and staffing services in select markets which are billed on a per search basis. NPS also offers physician practice management services to nephrologists under administrative services agreements. These services include physician practice management, billing and collections, credentialing, coding and other support services that enable physician practices to increase efficiency and manage their administrative needs. Additionally, NPS owns and operates nephrology practices in multiple states. Fees generated from these services are recognized as earned typically based upon flat fees or cash collections generated by the physician practice.
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
•Transplant software business. DaVita's new transplant software business, MedSleuth, which was acquired on December 31, 2021, works with transplant centers across the U.S. to provide greater connectivity among transplant candidates, transplant centers, physicians and care teams to help improve the experience and outcomes for kidney and liver transplant patients.
For additional discussion of our ancillary services, see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
International dialysis operations
As of December 31, 2021, we operated or provided administrative services to a total of 339 outpatient dialysis centers, which includes consolidated and nonconsolidated centers located in ten countries outside of the U.S., serving approximately 39,900 patients. Our international dialysis operations have continued to grow steadily and expand as a result of acquiring and developing outpatient dialysis centers in various strategic markets. Our international operations are included in our ancillary services.

As of December 31, 2021, the locations of our international outpatient dialysis centers were as follows:

Brazil	83
Poland	65
Germany	56
Malaysia(1)	40
Colombia	31
United Kingdom	25
Saudi Arabia	24
Portugal	9
Singapore(1)	4
China(1)	2
339

(1)Includes centers that are operated or managed by our Asia Pacific joint venture (APAC JV).
Corporate administrative support
Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation costs and professional fees for departments which provide support to all of our different operating lines of business. These expenses are included in our consolidated general and administrative expenses.
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
If any of our personnel, representatives or operations are alleged to have violated these or other laws, regulations or requirements, we could experience material harm to our reputation and stock price, and it could impact our relationships and/or contracts related to our business, among other things. If any of our personnel, representatives, or operations are found to violate these or other laws, regulations or requirements, we could suffer additional severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows, including, among others:
•Loss of required certifications, suspension or exclusion from or termination of our participation in government programs (including, without limitation, Medicare, Medicaid and CMMI demonstration programs);
•Refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;
•Loss of licenses required to operate healthcare facilities or administer pharmaceuticals in the states in which we operate;
•Reductions in payment rates or coverage for dialysis and ancillary services and pharmaceuticals;
•Criminal or civil liability, fines, damages or monetary penalties;
•Imposition of corporate integrity agreements, corrective action plans or consent agreements;
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
•Enforcement actions, investigations or audits by government agencies and/or initiated by qui tam relators related to interoperability and related data sharing and access requirements and regulations;

•Mandated changes to our practices or procedures that significantly increase operating expenses that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices, which could lead to potential fines, among other things;
•Termination of various relationships and/or contracts related to our business, such as joint venture arrangements, medical director agreements, hospital services and skilled nursing home agreements, real estate leases, value based arrangements, clinical incentive programs, payor contracts and consulting or participating provider agreements with physicians, among others; and
•Harm to our reputation which could negatively impact our business relationships and stock price, our ability to attract and retain patients, physicians and teammates, our ability to obtain financing and our access to new business opportunities, among other things.
We expect that our industry will continue to be subject to extensive and complex regulation, the scope and effect of which are difficult to predict. We are currently subject to various legal proceedings, such as lawsuits, investigations, audits and inquiries by various government and regulatory agencies, as further described in Note 16 to the consolidated financial statements, and our operations and activities could be reviewed or challenged by regulatory authorities at any time in the future. For additional detail on risks related to each of the foregoing, see the discussion in Item 1A. Risk Factors under the headings, "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm stock price, and in some circumstances, could materially harm our reputation;" and "We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits and other legal matters, any of which could result in, among other things, substantial financial penalties or awards against us, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price."
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
In addition, in September 2019, CMS finalized updates to the Provider Enrollment Rule creating onerous disclosure obligations for all providers enrolling in Medicare, Medicaid and the Children’s Health Insurance Plan (CHIP). The final rule provides CMS with stronger revocation authority, increases the bar for re-enrollment, and permits CMS to impose a Medicare reapplication bar where a prospective provider's Medicare enrollment application is denied because the provider submitted incomplete, false, or misleading information for providers who are terminated from the Medicare program. CMS may also deny enrollment to providers who have affiliations with other providers that CMS has determined pose undue risk of fraud, waste or abuse. If we fail to comply with these and other applicable requirements on our licensure and certification programs, particularly in light of increased penalties that include a 10-year bar to Medicare re-enrollment, under certain circumstances it could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation.
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
Federal criminal penalties for the violation of the federal Anti-Kickback Statute include imprisonment, fines and exclusion of the provider from future participation in the federal healthcare programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years and statutory fines of up to $100,000 or both. Larger criminal fines can be imposed under the provisions of the U.S. Sentencing Guidelines and the

Alternate Fines Statute. Individuals and entities convicted of violating the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of this law include statutory amounts of up to $100,000 (adjusted for inflation) in monetary penalties per violation, assessments of up to three times the total payments between the parties to the arrangement, and permissive exclusion from participation in the federal healthcare programs or suspension from future participation in Medicare and Medicaid. The ACA amended the federal Anti-Kickback Statute to clarify that the defendant may not need to have actual knowledge of the federal Anti-Kickback Statute or have the specific intent to violate it. In addition, the ACA amended the federal Anti-Kickback Statute to provide that any claims for items or services resulting from a violation of the federal Anti-Kickback Statute are considered false or fraudulent for purposes of the False Claims Act (FCA) and can result in treble damages and other penalties under the FCA.
The federal Anti-Kickback Statute includes statutory exceptions and regulatory safe harbors that protect certain arrangements. Business transactions and arrangements that are structured fully within an applicable safe harbor do not violate the federal Anti-Kickback Statute. When an arrangement is not structured fully within a safe harbor, the arrangement must be evaluated on a case-by-case basis in light of the parties’ intent and the arrangement’s potential for abuse, and may be subject to greater scrutiny by enforcement agencies.
On December 2, 2020, HHS' Office of Inspector General (OIG) and CMS released a final rule implementing modifications to the Federal Anti-Kickback Statute and Civil Monetary Penalties Statute that are intended to promote value-based and coordinated care arrangements as well as reduce other regulatory burdens. The changes implemented by the final rules went into effect on January 19, 2021.
In the ordinary course of our business operations, DaVita and its ancillary businesses and subsidiaries enter into numerous arrangements with physicians and other potential referral sources, that potentially implicate the Anti-Kickback Statute. Examples of such arrangements include, among other things, medical director agreements, joint ventures, leases and subleases with entities in which physicians, hospitals or medical groups hold ownership interests, consulting agreements, hospital services agreements, discharge planning services agreements, acute dialysis services agreements, value based care arrangements, employment and coverage agreements, and incentive performance arrangements. In addition, some referring physicians may own our common stock in reliance on the Anti-Kickback Statute safe harbor for investment interests in large publicly traded companies. Furthermore, our dialysis centers and subsidiaries sometimes enter into certain rebate, pricing, or other contracts to acquire certain discounted items and services that may be reimbursed by a federal healthcare program.
Agreements do not need to fit within a relevant federal Anti-Kickback Statute safe harbor provision to be permissible; however, we generally endeavor to structure our arrangements within applicable safe harbors. Some of our arrangements are not structured fully within a safe harbor.
If any of our business transactions or arrangements, including but not limited to those described above, were found to violate the federal Anti-Kickback Statute, we, among other things, could face criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs. Any findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, cash flows, reputation and stock price.
Stark Law
The Stark Law is a strict liability civil law that prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing Designated Health Services (DHS), from referring Medicare and Medicaid patients to such entities for the furnishing of DHS, unless an exception applies. The types of financial arrangements between a physician and a DHS entity that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The Stark Law also prohibits the DHS entity receiving a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. If an exception to the Stark Law is not satisfied, then the parties to the arrangement could be subject to sanctions. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, a civil penalty of up to $15,000 (adjusted for inflation) for each service arising out of the prohibited referral, a statutory civil penalty of up to $100,000 (adjusted for inflation) against parties that enter into a scheme to circumvent the Stark Law prohibition, civil assessment of up to three times the amount claimed, and potential exclusion from the federal healthcare programs, including Medicare and Medicaid. Amounts collected for prohibited claims must be reported and refunded generally within 60 days after the date on which the overpayment was identified. Furthermore, Stark Law violations and failure to return overpayments timely can form the basis for FCA liability as discussed below.

On December 2, 2020, CMS released a final rule implementing modifications to the Stark Law. The purpose of these modifications is to promote value-based and coordinated care arrangements as well as reduce other regulatory burdens. Most changes implemented by the final rule went into effect on January 19, 2021. We continue to assess the anticipated impact of these modifications on our business, results of operations and financial condition.
The definition of DHS under the Stark Law excludes services paid under a composite rate, even if some of the components bundled in the composite rate are DHS. Although the ESRD bundled payment system is no longer titled a composite rate, we believe that the former composite rate payment system and the current bundled system are both composite systems excluded from the Stark Law. Since most services furnished to Medicare beneficiaries provided in our dialysis centers are reimbursed through a bundled rate, we believe that the services performed in our facilities generally are not DHS. Certain separately billable drugs (drugs furnished to an ESRD patient that are not for the treatment of ESRD that CMS allows our centers to bill for using the so-called AY modifier) may be considered DHS. However, we have implemented certain billing controls designed to limit DHS being billed out of our dialysis clinics. Likewise, the definition of inpatient hospital services, for purposes of the Stark Law, also excludes inpatient dialysis performed in hospitals that are not certified to provide ESRD services. Consequently, we believe that our arrangements with such hospitals for the provision of dialysis services to hospital inpatients should not trigger the Stark Law referral prohibition.
In addition, although prescription drugs are DHS, there is an exception in the Stark Law for calcimimetics, EPO and other specifically enumerated dialysis drugs when furnished in or by an ESRD facility such that the arrangement for the furnishing of the drugs does not violate the Stark Law.
In the ordinary course of business operations, DaVita and its ancillary businesses and subsidiaries have many different types of financial arrangements with referring physicians that potentially implicate the Stark Law, including, but not limited to, medical director agreements, joint ventures, leases and subleases with entities in which physicians, hospitals or medical groups hold ownership interest, consulting agreements, hospital services agreements, discharge planning services agreements, acute dialysis services agreements, value based care arrangements, employment agreements and incentive performance arrangements. In addition, some referring physicians may own our common stock in reliance on the Stark Law exception for investment interests in large publicly traded companies.
If our interpretation of the applicability of the Stark Law to our operations is incorrect, the controls we have implemented fail, an arrangement is entered into outside of our processes, or we were to fail to satisfy an applicable exception to the Stark Law, we could be found to be in violation of the Stark Law and required to change our practices, face civil penalties, pay substantial fines, return certain payments received from Medicare and beneficiaries or otherwise experience a material adverse effect.
In addition, it might be necessary to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in subsidiaries and partnerships held by referring physicians or, alternatively, to refuse to accept referrals for DHS from these physicians, or take other actions to modify our operations. Any finding by CMS or other regulatory or enforcement authorities that we have violated the Stark Law or related penalties and restructuring or other required actions could have a material adverse effect on our business, results of operations, financial condition, cash flows, stock price and reputation.
False Claims Act
The federal FCA is a means of policing false bills or false requests for payment in the healthcare delivery system. In part, the FCA authorizes the imposition of up to three times the government’s damages and civil penalties, plus up to approximately $23,000 per claim, on any person who, among other acts:
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
Fraud and abuse under state law
Some states in which we operate dialysis centers have laws prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. Some of these laws could potentially be interpreted broadly as prohibiting physicians who hold shares of our publicly traded stock or are physician owners from referring patients to our dialysis centers if the centers use our laboratory subsidiary to perform laboratory services for their patients or do not otherwise satisfy an exception to the law. States also have laws similar to or stricter than the federal Anti-Kickback Statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some state anti-kickback laws also include civil and criminal penalties. Some of these laws include exemptions that may be applicable to our medical directors and other physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, may include no explicit exemption for certain types of agreements and/or relationships entered into with physicians. If these laws are interpreted to apply to referring physicians with whom we contract for items or services, including medical directors, or to referring physicians with whom we hold joint ownership interests or to referring physicians who hold interests in DaVita Inc. limited solely to our publicly traded stock, and for which no applicable exception exists, we may be required to terminate or restructure our relationships with or refuse referrals from these referring physicians and could be subject to criminal, civil and administrative sanctions, refund requirements and exclusions from government healthcare programs, including Medicare and Medicaid, which could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.
Corporate Practice of Medicine and Fee-Splitting
There are states in which we operate that have laws that prohibit business entities not owned by health care providers, such as our Company and our subsidiaries, from practicing medicine, employing physicians and other health care providers providing certain clinical services or exercising control over medical or clinical decisions by physicians and potentially other types of health care providers (known collectively as the corporate practice of medicine). These states may also prohibit entities from engaging in certain financial arrangements, such as fee-splitting, with physicians and potentially other types of health care providers. Violations of the corporate practice of medicine, fee-splitting and related laws vary by state and may result in physicians and potentially other types of health care providers being subject to disciplinary action, as well as to forfeiture of revenues from payors for services rendered. Violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license and violating the corporate practice of medicine, fee-splitting and related laws. Some of the relevant laws, regulations, and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation.
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
•Offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider;

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
Foreign Corrupt Practices Act
We are subject to the provisions of the Foreign Corrupt Practices Act (FCPA) in the United States and similar laws in other countries, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials and others for the purpose of obtaining or retaining business. A violation of the FCPA or other similar laws by us and/or our agents or representatives could result in, among other things, the imposition of fines and penalties, changes to our business practices, the termination of or other adverse impacts under our contracts or debarment from bidding on contracts, and/or harm to our reputation, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price.
Privacy and Security
The Health Insurance Portability and Accountability Act of 1996 and its implementing privacy and security regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH Act) (collectively referred to as HIPAA), require us to provide certain protections to patients and their health information. The HIPAA privacy and security regulations extensively regulate the use and disclosure of PHI and require covered entities, which include healthcare providers, to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic PHI. These regulations also provide patients with substantive rights with respect to their health information.
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
Covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to the HHS and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media. All non-permitted uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify affected individuals, and U.S. state attorneys general, or other regulators or law enforcement, in the event of a data breach involving individually identifiable information without regard to whether there is a low probability of the information being compromised.
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

In addition to the protection of PHI, healthcare companies must meet privacy and security requirements applicable to other categories of personal information. Companies may process consumer information in conjunction with website and corporate operations. They may also handle employee information, including Social Security Numbers, payroll information, and other categories of sensitive information, to further their employment practices. In processing this additional information, companies must comply with the applicable privacy and security requirements of comprehensive privacy and data protection laws, consumer protection laws, labor and employment laws, and its publicly-available notices.
Data protection laws and regulations are evolving globally, and may continue to add additional compliance costs and legal risks to our international operations. In the European Union, the General Data Protection Regulation (EU GDPR) imposes a comprehensive data protection regime with the potential for regulatory fines as well as data breach litigation by impacted data subjects. Under the EU GDPR, regulatory penalties may be passed by data protection authorities for up to the greater of 4% of worldwide turnover or €20 million. The United Kingdom has implemented similar legislation (UK GDPR) that may carry similar compliance and operational costs as the EU GDPR, and non-compliance with which carries potential fines of up to the greater of £17.5 million or 4% of global turnover. The costs of compliance with, and other burdens imposed by, the EU GDPR, UK GDPR and other new laws, regulations and policies implementing the EU GDPR and UK GDPR may impact our European and United Kingdom operations and may limit the ways in which we can provide services or use personal data collected while providing services.
Privacy and data protection laws are also evolving nationally, providing for enhanced state privacy rights that are broader than the current federal privacy rights, and may add additional compliance costs and legal risks to our U.S. operations. For example, the California Consumer Protection Act (CCPA), which became effective January 1, 2020, requires certain companies doing business in California to enhance privacy disclosures regarding the collection, use and sharing of a consumer's personal data. The CCPA also permits the imposition of civil penalties, grants enforcement authority to the state Attorney General and provides a private right of action for consumers where certain personal information is breached due to unreasonable information security practices. Additionally, the California Privacy Rights Act (CPRA), which is expected to take effect in January 2023, significantly expands the data protection obligations imposed by the CCPA on companies doing business in California, including additional consumer rights processes, limitations on data uses, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency to enforce the law, and require certain businesses with higher risk privacy and security practices to submit annual audits to the agency on a regular basis. The CPRA will likely result in broader increased regulatory scrutiny in California of businesses’ privacy and security practices, could lead to a further rise in data protection litigation, and will require additional compliance investment and potential business process changes in the meantime. In addition to California, other states have passed similar privacy laws, such as the Colorado Privacy Act and the Virginia Consumer Data Protection Act.
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
Integrated Kidney Care and Medicare and Medicaid program reforms
The regulatory framework of the healthcare marketplace continues to evolve as a result of executive, legislative, regulatory and administrative developments and judicial proceedings. These changes shape the landscape for our current dialysis business as well as for emerging comprehensive and integrated kidney care programs. The following discussion describes certain of these changes in further detail.

CMMI Payment Models: An executive order issued in July 2019 (the 2019 Executive Order) directed CMS to create payment models through CMMI to evaluate the effects of creating payment incentives for the greater use of home-based dialysis and kidney transplants for those already on dialysis, improve quality of care for kidney patients and reduce expenditures. The first of these, the ESRD Treatment Choices (ETC) mandatory payment model launched in approximately 30% of dialysis clinics across the country on January 1, 2021. In November 2021, CMS revised the ETC model to include an additional positive payment adjustment for significant improvement in the home dialysis rate or the transplant waitlist rate among ESRD patients with lower socioeconomic status. CMS will also stratify the achievement benchmarks for geographies with 50 percent or more patients who are dual-eligible or received a Low Income Subsidy (LIS) to account for socioeconomic factors that may impact the ability to receive home-based dialysis or gain placement on a transplant waitlist. CMS also announced the Global and Professional Direct Contracting (GPDC) Model to reduce the cost and improve the quality of care for Medicare fee-for-service patients. The Company, via its wholly owned subsidiary Vively Health, began participating in the GPDC Model at the start of the first performance year on April 1, 2021. CMS also announced the implementation of two voluntary kidney care payment models, Kidney Care First (KCF) and Comprehensive Kidney Care Contracting (CKCC), with the stated goal of helping healthcare providers reduce the cost and improve the quality of care for patients with late-stage chronic kidney disease and ESRD. CMS has stated these payment models are aimed to prevent or delay the need for dialysis and encourage kidney transplantation. Certain of these payment models, such as the First Performance Period for the Kidney Care Choices Model CKCC Options (the CKCC Model) commenced on January 1, 2022. As described above, the Company has invested substantial resources, and expects to continue to invest substantial resources in these models as part of the Company's overall plan to grow its integrated kidney care business and value-based care initiatives.
In addition to the aforementioned new models of care, federal bipartisan legislation related to full capitation demonstration for ESRD was introduced in Congress in August 2021 as the BETTER Kidney Care Act. This proposed legislation would build on prior coordinated care models, such as the Comprehensive ESRD Care (CEC) Model, and would establish a demonstration program for the provision of integrated care to Medicare fee-for-service dialysis and transplant patients. As noted above, we have made and continue to make substantial investments in value based care and building our integrated care capabilities, but there can be no assurances that initiatives such as this or any other legislation that aligns with our strategy and investments will be passed into law, and the ongoing COVID-19 pandemic may delay the progress of any such initiatives. Irrespective of whether such laws are passed, there can be no assurances that we will be able to successfully execute on the required strategic initiatives that would allow us to provide a competitive and successful integrated care program on the broad scale, and in the desired time frame. Additionally, the ultimate terms and conditions of any such potential legislation remain unclear. For example, our costs of care could exceed our associated reimbursement rates under such legislation.
For additional details on the risks related to integrated kidney care and Medicare and Medicaid program reforms, see the discussion in Item 1A. Risk Factors under the headings "If we are not able to successfully implement our strategy with respect to our integrated kidney care and value-based care initiatives, including maintaining our existing business and further developing our capabilities in a complex and highly regulated environment, it could result in a loss of our investments and have a material adverse effect on our growth strategy, could adversely impact our business, results of operations, financial condition and cash flows, and could materially harm our reputation;" and "If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and developing and maintaining relationships with physicians and hospitals, it could materially adversely affect our business, results of operations, financial condition and cash flows."
ACA and related regulations: The ACA regulatory framework of the healthcare marketplace continues to evolve as a result of executive, legislative, regulatory and administrative developments and judicial proceedings. For example, the expanded access to healthcare developed under the ACA has been both positively and negatively impacted over time by subsequent legal, regulatory and judicial action. In 2021, the American Rescue Plan included several provisions designed to expand health coverage during the COVID-19 pandemic, including the expansion of premium tax credits that assist consumers who purchase health insurance on marketplaces developed under the ACA and temporarily offering incentives to expand Medicaid coverage for states that have not yet done so. Our revenue and operating income levels are highly sensitive to the percentage of our patients with higher-paying commercial health insurance and any legislative, regulatory or other changes that decrease the accessibility and availability, including the duration, of commercial insurance is likely to have a material adverse impact on our business.
Changes to the political environment may increase the likelihood of legislative or regulatory changes that would impact us, such as changes to the healthcare regulatory landscape. Examples of such potential changes also could include, among other things, legislative developments or administrative decisions such as moving to a universal health insurance or "single payor" system whereby health insurance is provided to all Americans by the government, the availability of a "public health insurance option" similar to Medicare, government programs that impact access to Medicaid expansion or impact funding provided to families to purchase plans through the health insurance exchanges or changes to the eligibility age for Medicare beneficiaries. Some of these or other changes could in turn impact the percentage of our patients with higher-paying commercial health insurance, impact the scope or terms of coverage under commercial health plans and/or increase our expenses, among other things. The timing of legislative or executive action related to these potential initiatives, if any, remains uncertain, particularly in light of the ongoing COVID-19 pandemic, and as such, considerable uncertainty exists surrounding the continued development of the ACA and related regulations, programs and models, as well as similar healthcare reform measures and/or other potential changes at the federal and/or state level to laws, regulations and other requirements that govern our business.
21st Century Cures Act: The Cures Act included a provision that, effective January 1, 2021, allows Medicare eligible beneficiaries with ESRD to choose coverage under a MA managed care plan. This provision has broadened patient access to certain enhanced benefits offered by MA plans. MA plans usually provide reimbursement to us at a negotiated rate that is generally higher than Medicare FFS rates. This change in benefit eligibility has increased the percentage of our patients on MA plans as compared to Medicare Part B plans, though it is unclear how many eligible ESRD patients will continue to seek to enroll in MA plans for their ESRD benefits over time. This uncertainty may be heightened by a provision in the Cures Act that, among other things, removes the objective time and distance standards relating to network adequacy for outpatient dialysis centers for MA plans. The removal of these standards could result in MA plans seeking to limit provider networks available to dialysis patients. If MA plans attempt to use this revision to the rules to limit or restrict their networks, this may adversely impact the number of ESRD patients that select MA plans and also may result in the Company not being an in-network provider for significant MA plans. For details on the risks associated with these provisions of the Cures Act, see the risk factors in Item 1A. Risk Factors under the headings, "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation;" and "If the number or percentage of patients with higher-paying commercial insurance declines, if the average rates that commercial payors pay us decline, if patients in commercial plans are subject to restriction in plan designs, or if we are unable to maintain contracts with payors with competitive terms, including, without limitation, reimbursement rates, scope and duration of coverage and in-network benefits, it could have a material adverse effect on our business, results of operations, financial condition and cash flows."
The Cures Act also includes provisions related to data interoperability, information blocking, and patient access. CMS and the Office of the National Coordinator for Health Information Technology (ONC) issued final rules related to these provisions, which include, among other things, requirements surrounding information blocking, changes to ONC's Health IT Certification Program and requirements that CMS-regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces (APIs) that connect to provider electronic health records. We have made and continue to make investments in building data interoperability capabilities, including as part of building on our integrated care capabilities as noted above, and continue to monitor guidance from ONC on the rule.
Price Transparency Rules: In addition, recent price transparency regulations require most group health plans, and health insurance issuers in the group and individual markets, to make certain pricing and patient responsibility information publicly available. For plan years that start on or after January 1, 2022, and with enforcement beginning on July 1, 2022, any such plan or issuer must publish monthly machine-readable files that include negotiated rates between the plan or issuer and in-network providers, and allowed amounts paid and/or billed charges for out-of-network providers, for all covered items and services. For plan years that begin on or after January 1, 2023, most group health plans, and health insurance issuers in the group and individual markets, must provide enrollees with out-of-pocket cost and underlying provider negotiated rate information in a consumer-friendly format for an initial list of 500 designated services (which do not include dialysis). A plan or issuer may choose to include more than these 500 services, and for plan years that begin on or after January 1, 2024, most group health plans, and health insurance issuers in the group and individual markets, must provide enrollees with this information for all covered items and services. Additionally, CMS released regulations associated with "surprise billing" which necessitate, among other requirements, that certain providers provide patients with information regarding patient financial accountability and costs of services in advance of care being provided. While the ultimate impact of these regulations remains uncertain, any changes by group health plans, health insurance issuers in the group and individual markets, or consumer choices resulting from these regulations could have a material adverse impact on our business, financial condition and results of operations, and could materially harm our reputation.
COVID-19 Response: In September 2021, President Biden directed federal agencies to develop rules and take action related to COVID-19 vaccination requirements, including rules that may impact employers with 100 or more employees as well as workers in the dialysis and other healthcare settings. On November 4, 2021, OSHA released the COVID-19 vaccine emergency temporary standard (ETS), but withdrew the rule effective January 26, 2022 after legal challenges. On November 5, 2021, CMS also issued an Interim Final Rule (IFR) requiring that, as a condition of participation in Medicare and Medicaid, various providers and suppliers, including ESRD facilities, implement policies and procedures for COVID-19 vaccination of all staff who provide care, treatment, or other services for the provider or its patients. Several legal challenges have been filed against the IFR, but the U.S. Supreme Court lifted the injunction against the IFR while the legal challenges proceed in the lower courts such that all healthcare workers at the providers and suppliers noted above are to be fully vaccinated or receive an approved medical or religious accommodation by February 28, 2022, in accordance with federal employment law. In addition, on September 9, 2021, President Biden issued Executive Order 14042, referred to as the federal contractor vaccine mandate, to require all U.S. based employees working on or in connection with covered federal government contracts and all other employees who share workplaces with or come into contact with employees working on or in connection with covered federal government contracts, to be fully vaccinated, or have an approved medical or religious accommodation, by January 18, 2022. In December 2021 a federal court enjoined the federal contractor vaccine mandate. A number of of other courts have enjoined the federal contractor vaccine mandate. At this time, several other state vaccine mandates have been legally challenged and are under review by the applicable courts. The uncertainty associated with the legal standing of these mandates and the cumulative impact of those mandates, that have already gone into effect, contributes to the volatility and uncertainty in the current labor market and may ultimately exacerbate the risk and impact of labor shortages on our business. For additional information on the risks to our business associated with COVID-19 and labor market conditions, see the risk factors in Item 1A. Risk Factors under the headings, "We face various risks related to the dynamic and evolving novel coronavirus pandemic, many of which may have a material adverse impact on us;" and "Our business is labor intensive and if our labor costs continue to rise, including due to shortages, changes in certification requirements and/or higher than normal turnover rates in skilled clinical personnel; or currently pending or future governmental laws, rules, regulations or initiatives impose additional requirements or limitations on our operations or profitability; or, if we are unable to attract and retain employees; or if union organizing activities or legislative or other changes result in significant increases in our operating costs or decreases in productivity, we may experience disruptions in our business operations and increases in operating expenses, among other things, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation" and "We face various risks related to the dynamic and evolving novel coronavirus pandemic, many of which may have a material adverse impact on us."
In addition, certain state and federal agencies, including OSHA and CMS, have released requirements, or are considering or are in the process of modifying existing requirements associated with the continued protection of employees as it relates to COVID-19. These requirements may result in increased costs related to, among other things, PPE, fit-testing, and paid time off, mandated surveillance testing of our teammates for COVID-19 and other increased obligations with which we must comply. Compliance with COVID-19-related safety rules and regulations is generally enforced with sanctions and/or fines, and non-compliance also has the potential for negative publicity or reputational impact. As these requirements are continuing to evolve and develop, at this time we cannot predict the ultimate impact they might have on our business, results of operations, financial condition and cash flows.
Other regulations
Our U.S. dialysis and related lab services operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from dialysis services. OSHA regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare facilities, including dialysis centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and work practice controls. Employers are also required to comply with various record-keeping requirements.
In addition, a few states in which we do business have certificate of need programs regulating the establishment or expansion of healthcare facilities, including dialysis centers.
State initiatives
There have been several state initiatives to limit payments to dialysis providers or impose other burdensome operational requirements, which, if passed, could have a material adverse impact on our business, results of operation, financial condition and cash flows. For instance, in 2020, voters in California considered a statewide ballot initiative proposed by the Service Employees International Union - United Healthcare Workers West (SEIU) that sought to impose certain regulatory requirements on dialysis clinics, including requirements related to physician staffing levels, clinical reporting, clinical treatment options and limitations on the ability to make decisions on closing or reducing services for dialysis clinics. While voters rejected this ballot initiative in 2020, we incurred substantial costs to oppose it. On August 25, 2021, SEIU again proposed a California statewide ballot initiative with similar provisions. In the event this proposal becomes eligible for the November 2022 election, we expect to again incur substantial costs to oppose it. We may face ballot initiatives or other proposed regulations or legislation in California or other states in future years, which may require us to incur further substantial costs and which, if passed, could have a material adverse impact on our business, results of operations, financial condition and cash flows.
Evolving proposed or issued laws, requirements, rules and guidance that impact our business, including without limitation as may be described above, and any failure on our part to adequately adjust to any resulting marketplace developments could have a material adverse effect on our business, results of operations, financial condition and cash flows. For additional discussion on the risks associated with the evolving payment and regulatory landscape for kidney care, see the discussion in Item 1A. Risk Factors, including the discussion under the heading, "Our business is subject to a complex set of governmental laws, regulations and requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation;" and "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
Corporate compliance program
Management has designed and implemented a corporate compliance program as part of our commitment to comply fully with applicable criminal, civil and administrative laws and regulations and to maintain the high standards of conduct we expect from all of our teammates. We continuously review this program and work to enhance it as appropriate. The primary purposes of the program include:
•Assessing and identifying health care regulatory risks for existing and new businesses;
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
We have a code of conduct that each of our teammates, members of our Board of Directors, affiliated professionals and certain third parties must follow, and we have an anonymous compliance hotline for teammates and patients to report potential instances of noncompliance that is managed by a third party. Our Chief Compliance Officer administers the compliance program. The Chief Compliance Officer reports directly to our Chief Executive Officer (CEO) and the Chair of the Compliance and Quality Committee of our Board of Directors (Board).
Any future penalties, sanctions or other consequences could be more severe in certain circumstances if the OIG or a similar regulatory authority determines that we knowingly or repeatedly failed to comply with applicable laws, regulations or requirements, including substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations, financial condition and cash flows, reputation and stock price.
Competition
The U.S. dialysis industry has experienced consolidation over the last 20 years, but remains highly competitive. In our U.S. dialysis business, we continue to face intense competition from large and medium-sized providers, among others, which compete directly with us for limited acquisition targets, for individual patients who may choose to dialyze with us and to engage physicians qualified to provide required medical director services. Competition for growth in existing and expanding geographies or areas is intense and is not limited to only those large dialysis providers with substantial financial resources or established participants in the dialysis space. We also compete with new dialysis providers, individual nephrologists, former medical directors or physicians that have opened their own dialysis units or facilities. Moreover, as we continue our international dialysis expansion into various international markets, we face competition from large and medium-sized providers, among others, for acquisition targets as well as physician relationships. We also experience competitive pressures from other dialysis and healthcare providers in recruiting and retaining qualified skilled clinical personnel as well as in connection with negotiating contracts with commercial healthcare payors and inpatient dialysis service agreements with hospitals. Acquisitions, developing new outpatient dialysis centers, patient retention and referrals, and physician relationships are significant components of our growth strategy and our business could be adversely affected if we are not able to continue to make dialysis acquisitions on reasonable and acceptable terms, continue to develop new outpatient dialysis centers, maintain or establish new relationships with physicians or if we experience significant patient attrition or lack of new patient growth relative to our competitors.
Our largest competitor, Fresenius Medical Group (FMC), manufactures a full line of dialysis supplies and equipment in addition to owning and operating outpatient dialysis centers worldwide. This may, among other things, give FMC cost advantages over us because of its ability to manufacture its own products. Additionally, FMC has been one of our largest suppliers of dialysis products and equipment over the last several years. In January 2021, upon the expiration of our prior agreement with FMC on December 31, 2020, we entered into and subsequently extended a new agreement with FMC to purchase a certain amount of dialysis equipment, parts and supplies from FMC which extends through December 31, 2024. The amount of purchases from FMC over the remaining term of this agreement will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, and growth of our existing centers.
In addition to traditional dialysis providers, there have been a number of announcements, initiatives and capital raises by non-traditional dialysis providers and others along the full continuum of kidney care from CKD to dialysis to transplant. These providers, certain of which command considerable resources and capital, may increasingly compete with us in the integrated kidney care market as we seek to grow in that space, or they may focus their efforts on the development of more conventional dialysis competition or the commencement of other new business activities or the development of innovative technologies that could be transformative to the industry. For additional discussion on these developments and associated risks, see the risk factor in Item 1A. Risk Factors under the heading, "If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and developing and maintaining relationships with physicians and hospitals, it could materially adversely affect our business, results of operations, financial condition and cash flows."
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
We strive to be a community first and a company second, and affectionately call ourselves a Village. To be a healthy Village, we need to attract, retain and develop highly qualified and diverse teammates. To do so, we have implemented strategies that support our mission to be the employer of choice, such as:
•Designing programs and processes to cultivate a diverse talent pipeline that can allow us to hire ahead of needs;
•Providing development and professional growth opportunities; and
•Offering a robust and competitive total rewards program.
These efforts are underpinned by a foundational focus on diversity and belonging that starts at the top with our Board and executive leadership and permeates through our Village as further described below.
We believe that this intentional investment of time and resources fosters a special community of teammates that, in turn, inspires the Village to take better care of our patients and better care of the communities in which we live.

Oversight & Management
Our Board provides oversight on human capital matters, receiving regular updates from our Chief People Officer about People Services’ activities, strategies and initiatives, and through the Board’s annual work with our CEO on management development and succession planning. Among other things, our Board and/or its committees also receive reports related to pay equity, risks and trends related to labor and human capital management issues and general issues pertaining to our teammates. The Board, in conjunction with its committees, also oversees the Company's activities, policies and programs related to corporate environmental and social responsibility, including considering the impact of such activities, policies and programs on the Company, teammates, patients and communities, among others.
These reports and recommendations to the Board and its committees are part of our broader People Services leadership and oversight framework, which includes guidance from various stakeholders across the business and benefits from the broad participation of senior leadership.
Diversity & Belonging
Our investment in our teammates is underscored by our commitment to Diversity & Belonging (D&B). We published our first D&B Report in March 2021, which disclosed our diversity metrics and roadmap for delivering our vision of cultivating "a diverse Village where everyone belongs." Our 3,154 dialysis centers operate in communities large and small, in nearly every state in the U.S. as well as ten other countries. Our Village's diversity is inherent in the teammates who work in our centers, the patients we care for, the physicians with whom we partner, and the communities where we serve.
To help achieve this vision, we empower all leaders and teammates to cultivate D&B in their centers and on their teams. One way we do this is by sharing tools and resources like our Belonging Teammate and Belonging Leader Guides, which encourage teammates to connect with each other to learn about individual experiences with belonging and better understand the impact of unconscious bias. Based on our most recent internal surveys, 84% of teammates indicated that they feel a sense of belonging within the DaVita community. We also launched our second annual Week of Belonging in 2021, engaging approximately 69,000 teammates globally with activities and education designed to further create a sense of belonging.
We take a collaborative, leader-led approach to building our D&B program. Everyone from our front-line patient care technicians (PCTs) and nurses to our divisional vice presidents, our CEO and our Board has a role in implementing our strategy. It truly does take a Village to bring our vision to life.
Over the past several years, our D&B efforts have focused primarily on supporting strong representation of women and people of color in our Company and ensuring that we are creating a welcoming, open environment where all teammates, patients, physicians and care partners belong.
As of December 31, 2021, our Village in the U.S. was comprised of 78% women and 55% people of color. We are proud of the fact that in the U.S. as of December 31, 2021, 73% of our managers and 57% of our directors are women and that leaders with profit and loss responsibility are 54% women and 25% people of color. We also are proud that our Board is comprised of 44% women and 33% people of color. With respect to Board leadership positions, we are one of the few companies in the S&P 500 to have a woman serving as the Chair of the Board. We are also one of the few S&P 500 companies to have a person of color serve as our CEO. We publish our demographic data in our EEO-1 Report, which is included in our Sustainability Accounting Standards Board (SASB) Report.
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
Helping teammates reach the next stage in their career and increasing their earnings potential is one of our passions. We have several career development programs that support teammates to further their careers. To help ensure that teammates have the support needed to succeed in their current roles, and grow their careers, we have invested in an end-to-end career development pipeline that includes programs and initiatives that provide financial, academic and social support to our clinical and operations personnel to help achieve their higher education and leadership goals. We are proud of our Clinical Ladders program that ties performance and career progression. This program is designed to clarify for teammates what is expected in order to move to the next level on the ladder and help provide them with the tools to do so. Predominately all of our teammates are clinical field/operations personnel, and we have programs in place to help guide their potential journey at DaVita. Beginning with programs that cover certification fees for PCTs to coaching and tuition programs that help guide PCTs to becoming registered nurses (RNs) to programs that help develop high potential nurses, clinical coordinators and clinic nurse managers into operational managers and ultimately to programs that prepare and coach operational managers for potential regional operations director roles, our goal is to make resources available to teammates at each step of a possible career path. We are proud of the work we have done in this area, with approximately 64% of our Facility Administrators and managers having been promoted internally, as of December 31, 2021.
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
We also offer family support programs to our teammates and their families that include family care programs for back-up child and elder care, parental support and parental leave programs. We also offer a number of scholarships for teammates' children and grandchildren.
To support our teammates in maintaining strong physical and mental health, we offer a variety of physical and mental health benefits programs, including, among other things:
•Teammate Assistance Program that offers counseling sessions annually to all teammates and their household members, along with work/life resources and tools that include telephonic or face to face legal consultation and expert financial planning/consultation. Each household member has access to ten free sessions per life event.
•Free access to Headspace application for digital meditation and mindfulness and referrals/consultations on everyday issues such as dependent care, auto repair, pet care and home improvement.
•Vitality Points, a voluntary wellness incentive program that encourages teammates and their spouses/domestic partners to engage with their provider to manage their overall health. In addition, it allows participating teammates and spouses/domestic partners to earn credits toward their medical premium for getting a biometric screening with a primary care provider.
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

Agile Response, Teammate Feedback and Responding to the Public Health Crisis
The COVID-19 pandemic has continued to test our ability to respond to external developments and care for our teammates in real time. One of our key goals during the pandemic has been to maintain frequent communication and engagement with teammates, including "town hall" and Q&A calls, emails and more. We continued this practice in 2021, and as the pandemic continues to evolve, the scope of our teammate communications program has expanded to include COVID-19 testing, treatments, therapies, vaccines and boosters, as well as associated government actions and mandates. As the pandemic has persisted and in response to the hardship imposed by the pandemic on our teammates, and in recognition of their dedication and commitment to our patients’ health, we provided financial support to teammates and we also continue to provide essential relief programs to support teammates, including backup childcare, modified sick policies and certain increased overtime pay for front-line positions.
Most importantly, the health and safety of our teammates, physician partners and their families remains a top priority throughout this ongoing pandemic. We implemented guidance early in the pandemic to help mitigate health and safety risks imposed by COVID-19, including, among other things:
•Securing necessary supplies of personal protective equipment;
•Restricting visitors to our centers;
•Screening teammates, patients and visitors for signs and symptoms of, or exposure to, COVID-19, before allowing entry into our clinics or business offices;
•Implementing an early universal masking policy;
•Educating teammates and patients on the benefits of the COVID-19 vaccines and boosters, and facilitating the administration of these to our teammates and patients; and
•Providing guidance on staying safe outside of our centers.
We also converted our live, in-person teammate and leadership development programs to virtual delivery, to help ensure that our teammates across our global Village could continue to grow personally and professionally and have access to career development resources despite the ongoing pandemic.
We believe our ability to engage with teammates and respond to these developments has helped us to better care for them. By caring for our teammates, we have been generally able to maintain continuity of care for our patients and support the broader healthcare community throughout this unprecedented public health crisis.
As of December 31, 2021, we employed approximately 69,000 teammates, including our international teammates.
For additional information about certain risks associated with our human capital management and our response to the COVID-19 pandemic, see the risk factors in Item 1A. Risk Factors under the headings, "Our business is labor intensive and if our labor costs continue to rise, including due to shortages, changes in certification requirements and/or higher than normal turnover rates in skilled clinical personnel; or currently pending or future governmental laws, rules, regulations or initiatives impose additional requirements or limitations on our operations or profitability; or, if we are unable to attract and retain employees; or if union organizing activities or legislative or other changes result in significant increases in our operating costs or decreases in productivity, we may experience disruptions in our business operations and increases in operating expenses, among other things, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation;" and "We face various risks related to the dynamic and evolving novel coronavirus pandemic, many of which may have a material adverse impact on us."
We also encourage you to visit our website at www.davita.com/communitycare for more detailed information regarding certain aspects of our human capital and ESG related programs and initiatives described herein, including our D&B Report, SASB Report and Policy on Fair and Equitable Pay, as well as our efforts to care for our patients, our community and our world. Nothing on our website, sections thereof or documents linked thereto, shall be deemed incorporated by reference into this report.

Item 1A.    Risk Factors
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Please read the cautionary notice regarding forward-looking statements in Item 7 of Part II of this Annual Report on Form 10-K under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve risks and uncertainties, including those discussed below, which could have a material adverse effect on our business, cash flows, financial condition, results of operations and/or reputation. The risks and uncertainties discussed below are not the only ones facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material adverse effect on our business, cash flows, financial condition, results of operations and/or reputation.
Summary Risk Factors
The following is a summary of the principal risks and uncertainties that could adversely affect our business, cash flows, financial condition and/or results of operations, and these adverse impacts may be material. This summary is qualified in its entirety by reference to the more detailed descriptions of the risks and uncertainties included in this Item 1A. below and you should read this summary together with those more detailed descriptions.
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
•the number or percentage of patients with higher-paying commercial insurance, the average rates that commercial payors pay us, any restrictions in plan designs or other contractual terms, including, without limitation, the scope and duration of coverage and in-network benefits;
•our ability to successfully implement our strategy with respect to integrated kidney care, value-based care and home-based dialysis;
•changes in the structure of and payment rates under government-based programs;
•increases in labor costs, including, without limitation, due to shortages, changes in certification requirements and/or higher than normal turnover rates in skilled clinical personnel; currently pending or future governmental laws, rules, regulations or initiatives; our ability to attract and retain key leadership talent or employees; or union organizing activities or other legislative or other changes;
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
•our U.S. ancillary services and strategic initiatives and our international operations and our ability to expand within markets or to new markets, or invest in new products or services;
•our ability to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely, including, without limitation, our clinical, billing and collections systems, and our ability to adhere to federal and state data sharing and access requirements and regulations;
•our acquisitions, mergers, joint ventures or dispositions;

•our aspirations, goals and disclosures related to environmental, social and governance (ESG) matters;
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
•deterioration in economic conditions, general inflationary pressures, disruptions in the financial markets or the effects of natural or other disasters, political instability, public health crises or adverse weather events such as hurricanes, earthquakes, fires or flooding, including as such events may be impacted by the effects of climate change;
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
The disease caused by the novel coronavirus (COVID-19) is impacting the world and our business in many different ways. The ultimate impact of COVID-19 on us will depend on future developments that are highly uncertain and difficult to predict, including among other things, the severity and duration of the pandemic; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus such as the Delta and Omicron variants; COVID-19's impact on the chronic kidney disease (CKD) patient population and our patient population including on the mortality of these patients; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments and therapies; the pandemic’s continuing impact on our revenue and non-acquired growth due to lower treatment volumes, the U.S. and global economies, unemployment, labor market conditions, inflation and monetary policies; the potential negative impact on our commercial mix or the number of patients covered by commercial insurance plans; continued increased COVID-related costs; supply chain challenges and disruptions, including with respect to our clinical supplies; the responses of our competitors to the pandemic and related changes in the marketplace; the timing, scope and effectiveness of federal, state and local government responses; and any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern our business. The impact could come in many forms, including but not limited to those described below.
•We have experienced and expect to continue to experience a negative impact on revenue and non-acquired growth from COVID-19 due to lower treatment volumes, including from the negative impact of COVID-19 on the mortality rates of our patients, which has in turn impacted our patient census. Because ESKD patients may be older and generally have comorbidities, several of which are risk factors for COVID-19, we believe the mortality rate of infected patients has been higher in the dialysis population than in the general population, and COVID-19 also could impact the CKD population differently. Over the longer term, we believe that changes in mortality in both the CKD and ESKD populations due to COVID-19 will continue to depend primarily on the infection rate, case fatality rate, the age and health status of affected patients, and access to and continued efficacy of vaccinations or other treatments or therapies, particularly as it relates to variants of the virus, as well as willingness to be vaccinated. We expect that the impact of COVID-19 is likely to continue to negatively impact our revenue and non-acquired growth for a period of time even as the pandemic subsides due to the compounding impact of mortalities, among other things. However, determining the extent to which these impacts should be directly attributable to COVID-19 is difficult due to testing and reporting limitations, and other factors that may drive treatment volumes and new admissions over time, such as the number of transplants or deferred admissions. Depending on the ultimate severity and duration of the pandemic, the magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows.
•Our business is labor intensive and our financial and operating results have been and continue to be sensitive to variations in labor-related costs and productivity. We have historically faced and expect to continue to face costs and difficulties in hiring and retaining caregivers due to a nationwide shortage of skilled clinical personnel. These challenges have been heightened by the increased demand for and demand upon such personnel by the ongoing pandemic. The labor market is challenging and continues to experience volatility, uncertainty and labor supply shortages, particularly in healthcare. In addition, federal and state agencies have announced or released rules relating to COVID-19 vaccination requirements that may impact our teammates, provider and patients. The cumulative impact of these requirements, some of which have already gone into effect and some of which remain subject to legal challenge, as further described in Part I, Item 1. Business of this Form 10-K under the heading "Government Regulation—COVID-19 Response", contributes further to the volatility and uncertainty in the labor market and may ultimately further exacerbate labor shortages. These conditions have adversely impacted, and may continue to adversely impact, our ability to attract and retain employees, particularly clinical personnel. As part of our continuing efforts in this highly competitive market, we have provided our teammates with additional compensation, among other things. In 2022, we expect to provide our teammates with higher than usual wage increases, which will put additional pressure on our cost structure going forward. We have experienced staffing shortages and disruptions as a result of current labor market conditions and the current Omicron surge, and further staffing shortages or disruptions, if material, could lead to the unplanned closures of certain centers or adversely impact clinical operations, and may otherwise have a material adverse impact on our ability to provide dialysis services or the cost of providing those services, among other things. Prolonged volatility, uncertainty, labor supply shortages and other challenging labor market conditions, including, among other things, due to inflationary pressures or evolving monetary policies, could have an adverse impact on our ability to execute on our strategic initiatives, and ultimately could have a material adverse impact on our labor costs, results of operations, financial condition and cash flows.
•The COVID-19 pandemic and efforts to contain the virus have impacted the global economy, resulting in, among other things, volatility and uncertainty in labor market conditions as discussed in more detail above. These impacts could ultimately result in a materially reduced share of our patients being covered by commercial insurance plans, with more patients being covered by lower-paying government insurance programs or being uninsured. These effects may persist after the pandemic subsides as, among other things, our patients could experience permanent changes in their insurance coverage as a result of changes to their employment status. In the event such a material reduction occurs in the share of our patients covered by commercial insurance plans, it would have a material adverse impact on our business, results of operations, financial condition and cash flows. The extent of these effects will depend upon, among other things, the extent and duration of the increased unemployment levels for our patient population, any economic deterioration or potential recession; the timing and scope of federal, state and local governmental responses to the ongoing pandemic; and patients’ ability to retain existing insurance and their individual choices with respect to their coverage, all of which are highly uncertain and difficult to predict.
•We have dedicated and continue to dedicate substantial resources in response to COVID-19. We have incurred costs, and expect to continue to incur extended costs in the future in connection with our response to COVID-19, and the cumulative impact of these costs could be material. Among other things, our response to COVID-19 has resulted in higher salary and wage expense, and we have provided, and may provide in the future, substantial financial support to our teammates, which may include relief reimbursement. Additionally, the steps we have taken designed to help safely maintain continuity of care for our patients and help protect our caregivers, such as our policies to implement dedicated care shifts for patients with confirmed or suspected COVID-19 and other enhanced clinical practices, have increased our expenses and use of personal protective equipment (PPE). These efforts are part of a wider Prepare, Prevent, Respond and Recover protocol that includes operational initiatives such as the redistribution of teammates, machines and supplies across the country as needed, increased investment in and utilization of telehealth capabilities and administration of COVID-19 vaccines. These initiatives have increased our expenses and operational complexity, and also may involve execution and compliance risks.
•The effort and cost needed to procure certain of our equipment and clinical supplies, including PPE, have substantially increased, and we expect these increased costs will continue. Certain of these increased costs may persist due to the overall challenges and disruptions of global supply chains. These global supply chain challenges have impacted the availability of certain of our equipment and clinical supplies. Prolonged strain on global supply chains may result in additional equipment and clinical supply shortages, disruptions, delays or associated price increases that could impact our ability to provide dialysis services or the cost of providing those services, among other things.
•Rulemaking responses to COVID-19 by certain state and federal agencies, including without limitation OSHA and CMS, have also impacted our costs and operations and generated certain compliance risks. These regulations, described in detail in Part I, Item 1. Business of this Form 10-K under the heading "Government Regulation—COVID-19 Response" have resulted in increased costs related to, among other things, PPE, fit-testing, paid time off, surveillance testing of our teammates for COVID-19 and other increased obligations with which we must comply. As these requirements are continuing to evolve and develop, at this time we cannot predict the ultimate impact they may have on our business, results of operations, financial condition and cash flows. Compliance with COVID-19-related safety rules and regulations is enforced with sanctions and/or fines, and non-compliance also has the potential for negative publicity or reputational impact. If the pandemic requires us to maintain certain restrictive operational protocols for an extended period of time, it may adversely impact our strategic initiatives, such as our strategy to continue to build our abilities to offer home dialysis options and expanding our integrated care capabilities.
•We operate in a complex and highly regulated environment, and the novel nature of our COVID-19 response, including, among other things, with respect to waivers of certain regulatory requirements, temporary clinical and operational changes and administration of COVID-19 vaccines, some of which are currently available under emergency use authorizations, as well as our efforts to comply with related evolving rules and regulations may increase our exposure to legal, regulatory and clinical risks. In addition, in the event any of our temporary clinical and operational changes in response to COVID-19 become permanent, it could have an adverse impact on our business to the extent such changes result in increased costs or otherwise negatively impact our operations.
•If we experience a failure of the fitness of our clinical laboratory, dialysis centers and related operations and/or other facilities as a result of the COVID-19 pandemic or otherwise, or another event or occurrence adversely impacts the safety of our caregivers or patients (or is alleged to have done so), we could face adverse consequences, including without limitation, material negative impact on our brand, increased litigation, compliance or regulatory investigations, teammate unrest, work stoppages or other workforce disruptions. Any governmental investigations or legal actions brought by patients, teammates, caregivers or others relating to the safety of our caregivers or patients or alleged exposure to COVID-19 at our facilities or by our caregivers may involve significant demands and require substantial legal defense costs, which may not be adequately covered by our professional and general liability insurance, and may materially harm our reputation.
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
The foregoing and other continued impacts and disruptions to our business in connection with the COVID-19 pandemic could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, cash flows and/or liquidity. In addition, the COVID-19 pandemic heightens many of the other risks and uncertainties discussed herein, and in many cases, may lead to impacts that persist even after the pandemic subsides. For additional information related to COVID-19 and its impact on our business, see the discussion in Part I, Item 1. Business of this Form 10-K under the heading "Human Capital Management" and in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
•Medicare and Medicaid provider requirements, including, but not limited to, requirements associated with providing and updating certain information about the Medicare or Medicaid entity, as applicable, and its direct and indirect affiliates;
•Section 1115A of the Social Security Act, which, among other things, authorizes the Center for Medicare and Medicaid Innovation (CMMI) to test certain innovation models;
•Fraud waste and abuse laws;
•the 21st Century Cures Act (the Cures Act);
•Federal Acquisition Regulations;
•the Foreign Corrupt Practices Act (FCPA) and similar laws and regulations;
•antitrust and competition laws and regulations;
•laws and regulations related to the corporate practice of medicine;
•laws and regulations regarding the collection, use and disclosure of patient health information (e.g., Health Insurance Portability and Accountability Act of 1996 (HIPAA));
•laws and regulations regarding the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials; and
•individualized state laws and regulations associated with the operation of our business.
If any of our personnel, representatives or operations are alleged to have violated these or other laws, regulations or requirements, we could experience material harm to our reputation and stock price, and it could impact our relationships and/or contracts related to our business, among other things. If any of our personnel, representatives, or operations are found to violate these or other laws, regulations or requirements, we could suffer additional severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows, including, among others:
•Loss of required certifications or suspension or exclusion from or termination of our participation in government programs (including, without limitation, Medicare, Medicaid and CMMI demonstration programs);
•Refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;
•Loss of licenses required to operate healthcare facilities or administer pharmaceuticals in the states in which we operate;
•Reductions in payment rates or coverage for dialysis and ancillary services and pharmaceuticals;
•Criminal or civil liability, fines, damages or monetary penalties;
•Imposition of corporate integrity agreements, corrective action plans or consent agreements;

•Enforcement actions, investigations, or audits by governmental agencies and/or state law claims for monetary damages by patients who believe their protected health information (PHI) has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including, among others, HIPAA and the Privacy Act of 1974;
•Enforcement actions, investigations, or audits by government agencies related to interoperability and related data sharing and access requirements and regulations;
•Mandated changes to our practices or procedures that significantly increase operating expenses that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines, among other things;
•Termination of various relationships and/or contracts related to our business, such as joint venture arrangements, medical director agreements, hospital services and skilled nursing home agreements, real estate leases, value-based care arrangements, clinical incentive programs, payor contracts and consulting or participating provider agreements with physicians, among others; and
•Harm to our reputation, which could negatively impact our business relationships and stock price, our ability to attract and retain patients, physicians and teammates, our ability to obtain financing and our access to new business opportunities, among other things.
Any future penalties, sanctions or other consequences could be more severe in certain circumstances if the OIG or a similar regulatory authority determines that we knowingly or repeatedly failed to comply with laws, regulations or requirements that apply to our business. Additionally, the healthcare sector, including the dialysis industry, is regularly subject to negative publicity, including as a result of governmental investigations, adverse media coverage and political debate surrounding the U.S. healthcare system, among other things. Negative publicity, regardless of merit, regarding the dialysis industry generally, the U.S. healthcare system or DaVita in particular may adversely affect us.
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
Among other things, the regulatory framework of the healthcare marketplace continues to evolve as a result of executive, legislative, regulatory and administrative developments and judicial proceedings. These changes shape the landscape for our current dialysis and ancillary businesses as well as for emerging comprehensive and integrated kidney care markets. For example, we have made substantial investments in and dedicated resources to our integrated care business, value-based care initiatives and home-based dialysis business to address the executive order issued in July 2019 (the 2019 Executive Order) that directed CMS to create payment models through CMMI to evaluate the effects of creating payment incentives for the greater use of home-based dialysis and kidney transplants for those already on dialysis, improve quality of care for kidney patients and reduce expenditures.
In addition, the expanded access to healthcare developed under the Patient Protection and Affordable Care Act and the Health Care Reconciliation Act of 2010, as amended (collectively, the ACA) has been both positively and negatively impacted over time by subsequent legal, regulatory and judicial action. If the ACA is significantly altered or if other reforms limiting access to healthcare are enacted in the future, such changes could impact our business in a number of ways, some of which may be material. For example, any change in CMMI’s authority to implement innovative payment models, as enacted by the ACA, could cause us to lose the substantial investments and resources we have dedicated to those programs. In addition, the ACA's health insurance exchanges, which provide a marketplace for eligible individuals and small employers to purchase health insurance, initially increased the accessibility and availability of commercial insurance. In the event the exchange markets are significantly impaired as a result of legislative developments or other changes, it may adversely impact the percentage of our patients with higher-paying commercial health insurance, particularly if patients become unemployed due to factors related to the COVID-19 pandemic or otherwise and are unable to turn to the exchanges as an alternative to employer-based coverage. For additional information on the impact of the COVID-19 pandemic on our share of patients covered by commercial insurance plans, see the risk factor under the heading "We face various risks related to the dynamic and evolving novel coronavirus pandemic, many of which may have a material adverse impact on us." Because our revenue and operating income levels are highly sensitive to the percentage and number of our patients with higher-paying commercial health insurance, any legislative, regulatory or other changes that decrease the accessibility and availability, including the duration, of commercial insurance is likely to have a material adverse impact on our business.
Changes to the political environment may increase the likelihood of regulatory or legislative changes that would impact us, such as changes to the healthcare regulatory landscape or to the federal corporate tax rate. Examples of such potential changes are described in more detail in Part I, Item 1. Business of this Form 10-K under the heading "Government Regulation." Some of these and other related changes could in turn impact the percentage of our patients with higher-paying commercial health insurance, impact the scope or terms of coverage under commercial health plans and/or increase our expenses, among other things. The timing of any legislative or executive action related to these potential initiatives remains uncertain, particularly in light of the ongoing COVID-19 pandemic, and as such, considerable uncertainty exists surrounding the continued development of the ACA and related regulations, programs and models, as well as similar healthcare reform measures and/or other changes that may be enacted at the federal and/or state level to laws, regulations and other requirements that govern our business. Although we cannot predict the short- or long-term effects of legislative or regulatory changes, future market changes could result in, among other things, more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. In addition, to the extent that monetary policies or other factors contribute to an increase in inflationary pressures, this may in turn increase our labor and supply costs at a rate that outpaces the Medicare or any other rate increases we may receive. For additional information on the impact of economic conditions or legislative or regulatory changes on the coverage and rates for our services and the percentage or number of our patients with commercial insurance, see the risk factor under the heading "If the number or percentage of patients with higher-paying commercial insurance declines, if the average rates that commercial payors pay us decline, if patients in commercial plans are subject to restriction in plan designs, or if we are unable to maintain contracts with payors with competitive terms, including, without limitation, reimbursement rates, scope and duration of coverage and in-network benefits, it could have a material adverse effect on our business, results of operations, financial condition and cash flows."
Changes to the continuously evolving healthcare regulatory landscape may also have the potential to generate opportunities with relative ease of entry for certain smaller and/or non-traditional providers and we may be competing with them for patients in an asymmetrical environment with respect to data and/or regulatory requirements given our status as an ESRD service provider. For additional detail on our evolving competitive environment, see the risk factor under the heading "If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and developing and maintaining relationships with physicians and hospitals, it could materially adversely affect our business, results of operations, financial condition and cash flows."
There have also been several state initiatives to limit payments to dialysis providers or impose other burdensome operational requirements, which, if passed, could have a material adverse impact on our business, results of operation, financial condition and cash flow. For instance, in 2020, voters in California considered a statewide ballot initiative proposed by the Service Employees International Union - United Healthcare Workers West (SEIU) that sought to impose certain regulatory requirements on dialysis clinics, including requirements related to physician staffing levels, clinical reporting, clinical treatment options and limitations on the ability to make decisions on closing or reducing services for dialysis clinics. While voters rejected this ballot initiative in 2020, we incurred substantial costs to oppose it. On August 25, 2021, SEIU again proposed a California statewide ballot initiative with similar provisions. In the event this proposal becomes eligible for the November 2022 election, we expect to again incur substantial costs to oppose it. We may face ballot initiatives or other proposed regulations or legislation in California or other states in future years, which may require us to incur further substantial costs and which, if passed, could have a material adverse impact on our business, results of operations, financial condition and cash flows.
Finally, there have also been rule making and legislative efforts at both the federal and state level regarding the use of charitable premium assistance for ESRD patients that may establish new conditions for coverage standards for dialysis facilities. For example, on October 13, 2019, a California bill (AB 290) was signed into law that limits the amount of reimbursement paid to certain providers for services provided to patients with commercial insurance who receive charitable premium assistance. The American Kidney Fund (AKF), an organization that provides charitable premium assistance, announced that it would be withdrawing from California as a result of AB 290. The implementation of AB 290 has been stayed pending resolution of legal challenges, but in the event AB 290 becomes effective and the AKF withdraws from California, it may cause other organizations that provide charitable premium assistance to withdraw from California, and we would expect an adverse impact on the ability of patients to afford Medicare premiums and Medicare supplemental and commercial coverage. We expect that such an adverse impact will in turn adversely impact our business, results of operations, financial condition and cash flows. Bills similar to AB 290 were introduced in other states, but have not been successfully passed to date. If these or similar bills are introduced and implemented in other jurisdictions, and organizations that provide charitable premium assistance in those jurisdictions are similarly impacted, it could in the aggregate have a material adverse impact on our business, results of operations, financial condition and cash flows. For additional information on risks associated with charitable premium assistance for ESRD patients and the potential impact of decreases to the percentage or number of our patients with commercial insurance, see the risk factor under the heading "If the number or percentage of patients with higher-paying commercial insurance declines, if the average rates that commercial payors pay us decline, if patients in commercial plans are subject to restriction in plan designs, or if we are unable to maintain contracts with payors with competitive terms, including, without limitation, reimbursement rates, scope and duration of coverage and in-network benefits, it could have a material adverse effect on our business, results of operations, financial condition and cash flows."
Among other things, legislation, regulations, regulatory guidance, ballot initiatives and any similar initiatives could result in a reduction in the percentage of our patients with commercial insurance; limit the scope or nature of coverage through the exchanges or other health insurance programs or otherwise reduce reimbursement rates for our services from commercial and/or government payors; restrict or prohibit the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange; limit the amount of revenue that a dialysis provider can retain for caring for patients with commercial insurance; impose burdensome operational requirements; affect payments made to providers for services provided to patients who receive charitable premium assistance and/or otherwise restrict or prohibit the use of charitable premium assistance; or reduce the standards for network adequacy or require disclosure of certain pricing and patient responsibility information. In turn, these potential impacts could cause us to incur substantial costs to oppose any such proposed requirements or measures, impact our dialysis center development plans, and if passed and/or implemented, could materially reduce our revenues and increase our operating and other costs, adversely impact dialysis centers across the U.S. making certain centers economically unviable, lead to the closure of certain centers, restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage and reduce the number of patients that select commercial insurance plans or MA plans for their dialysis care, among other things. The healthcare legislative and regulatory environment is dynamic and evolving, and any such proposed or issued laws, requirements, rules and guidance could impact our business, including as may be described above, and any failure on our part to adequately adjust to any resulting marketplace developments or regulatory compliance requirements, may, among other things, erode our patient base or reimbursement rates and could otherwise have a material adverse effect on our business, results of operations, financial condition and cash flows.
To the extent that the information above describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions that are referenced. For additional information related to the laws, rules and other regulations described above, please see Part I, Item 1. Business of this Form 10-K under the heading "Government Regulation."
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
We are, and may in the future be, subject to investigations and audits by governmental agencies and/or private civil qui tam complaints filed by relators and other lawsuits, demands, claims, legal proceedings and/or other actions, including, without limitation, investigations or other actions resulting from our obligation to self-report certain suspected violations of law. Any allegations against us, our personnel or our representatives in such matters may among other things harm our reputation, stock price, and our various business relationships and/or contracts related to our business, and these impacts may be material.
Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings, as well as defending ourselves in such matters, will continue to require management's attention and cause us to incur significant legal expense. Negative developments, findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future legal or regulatory matters could result in, among other things, harm to our reputation, substantial financial penalties or awards against us, substantial payments made by us, required changes to our business practices, impacts on our various relationships and/or contracts related to our business, exclusion from future participation in Medicare, Medicaid and other healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with governmental investigations. In that regard, as further described in Note 16 to the consolidated financial statements included in this report, in the U.S. District Court, District of Colorado in 2021, a grand jury returned an indictment against the Company and its former chief executive officer in the matter of U.S. v. DaVita Inc., et al., alleging that purported agreements entered into by DaVita's former chief executive officer not to solicit senior-level employees violate Section 1 of the Sherman Act. Other than as may be described in Note 16 to the consolidated financial statements included in this report, we cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price. See Note 16 to the consolidated financial statements included in this report for further details regarding these and other legal proceedings and regulatory matters.
If the number or percentage of patients with higher-paying commercial insurance declines, if the average rates that commercial payors pay us decline, if patients in commercial plans are subject to restriction in plan designs, if we are unable to maintain contracts with payors with competitive terms, including, without limitation, reimbursement rates, scope and duration of coverage and in-network benefits, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
A substantial portion of our U.S. dialysis net patient services revenues for the year ended December 31, 2021 was generated from patients who have commercial payors (including hospital dialysis services) as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates, and as such our revenue and net income levels are sensitive to the number of our patients with higher-paying commercial insurance coverage and the percentage of our patients under higher-paying commercial plans relative to government-based programs. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors.
When Medicare becomes the primary payor for a patient, the payment rate we receive for that patient decreases from the employer group health plan or commercial plan rate to the lower Medicare payment rate. If the number of our patients who have Medicare or another government-based program as their primary payor increases, it could negatively impact the percentage of our patients covered under commercial insurance plans. There are a number of factors that could drive a decline in the number or percentage of our patients covered under commercial insurance plans, including, among others, a continued decline in the rate of growth of the ESRD patient population, improved mortality, changes in the patient's or a family member's employment status, reduced availability of commercial health plans or reduced coverage by such plans through the ACA exchanges or otherwise due to changes to the marketplace, healthcare regulatory system or otherwise. Commercial payors could also cease paying in the primary position after providing 30 months of coverage resulting in potentially material reductions in payment as the patient moves to Medicare primary. Declining macroeconomic conditions, such as, for example, those resulting from the ongoing COVID-19 pandemic, could also negatively impact the percentage of our patients covered under commercial insurance plans. To the extent there are sustained or increased job losses in the U.S., we could experience a decrease in the number of patients covered under commercial plans and/or an increase in uninsured and underinsured patients independent of whether general economic conditions improve. If we experience higher numbers of uninsured or underinsured patients, it also would result in an increase in uncollectible accounts.
Our arrangements and negotiations with payors also impact the number or percentage of patients with higher-paying commercial insurance. We continuously are in the process of negotiating existing and potential new agreements with commercial payors who aggressively negotiate terms with us, and we can make no assurances about the ultimate results of these negotiations or the timing of any potential rate changes resulting from these negotiations. Sometimes many significant agreements are being renegotiated at the same time. A material portion of our commercial revenue is concentrated with a limited number of commercial payors, and any changes impacting our highest paying commercial payors or our relationships with these payors will have a disproportionate impact on us. We believe payor consolidations have significantly increased the negotiating leverage of commercial payors, and ongoing consolidations may continue to increase this leverage in the future. We continue to experience downward pressure on some of our commercial payment rates as a result of these and other general conditions in the market, including, among other things, as employers shift to less expensive options for medical services, as commercial payors dedicate increased focus on dialysis services. In addition, our agreements and rates with commercial payors may be impacted by new business activities of these commercial payors as well as steps that these commercial payors have taken and may continue to take to control the cost of and/or the eligibility for access to the services that we provide, including, without limitation, relative to products on and off the healthcare exchanges. These efforts could impact the number of our patients who are eligible to enroll in commercial insurance plans, and remain on the plans, including plans offered through healthcare exchanges.
Our negotiations with commercial payors may relate to commercial fee-for-service contracts, value-based care (VBC) contracts in which we share risk with commercial payors, as well as contracts to provide dialysis services to Medicare Part C Medicare Advantage (MA) patients. If we fail to maintain contracts with payors and other healthcare providers with competitive or favorable terms, either with respect to commercial plans, commercial VBC contracts, MA plans or otherwise, including, without limitation, with respect to reimbursement rates, scope and duration of coverage and in-network benefits, contract term or termination rights, or if we fail to accurately estimate the price for and manage our medical costs in an effective manner, whether due to inflationary pressures or otherwise, such that the profitability of our commercial or other value-based products are negatively impacted, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. The ultimate result of our negotiations with payors cannot be predicted as they occur in a highly competitive environment and are influenced by those aforementioned marketplace dynamics. Among other things, these negotiations may result in termination or non-renewals of existing agreements, decreases in contracted rates, and reduction in the number of our patients that are covered by commercial plans, and we may not be able to enter into new agreements on competitive terms or at all. In the event that our ongoing negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, to the extent that these negotiations result in a reduction in the number of our patients covered by commercial plans, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Certain payors have been attempting to design and implement plans that restrict access to ESRD coverage both in the commercial and individual market. Among other things, these restrictive plan designs seek to limit the duration and/or the breadth of ESRD benefits, limit the number of in-network providers, set arbitrary provider reimbursement rates, or otherwise restrict access to care, all of which may result in a decrease in the number of patients covered by commercial insurance. Payors have also disputed the scope and duration of ESRD benefit coverage under their plans, and, among other things, have required patients to seek Medicare coverage for ESRD treatments. The U.S. Supreme Court has accepted review of a case evaluating the scope and impact of the Medicare as Secondary Payor Act (MSPA). For additional information on the appeal, see Note 16 to the consolidated financial statements included in this report. If the Court declines to uphold the protections of the MSPA such that more plans seek to implement plan designs that discourage patients from retaining their commercial coverage, it may lead to a significant decrease in the number of patients with commercial plans, the duration of benefits for patients under commercial plans and/or a significant decrease in the payment rates we receive, any of which would have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, some commercial payors are pursuing or have incorporated policies into their provider manuals limiting or refusing to accept charitable premium assistance from non-profit organizations, such as the American Kidney Fund, which may impact the number of patients who are able to afford commercial plans. Paying for coverage is a significant financial burden for many patients, and ESRD disproportionately affects the low-income population. Charitable premium assistance supports continuity of coverage and access to care for patients, many of whom are unable to continue working full-time as a result of their severe health condition. Many patients with commercial and government insurance also rely on financial assistance from charitable organizations, such as the American Kidney Fund. Certain payors have challenged our patients' and other providers' patients' ability to utilize assistance from charitable organizations for the payment of premiums, including, without limitation, through litigation and other legal proceedings. The use of charitable premium assistance for ESRD patients has also faced challenges and inquiries from legislators, regulators and other governmental authorities, and this may continue. In addition, CMS or another regulatory agency or legislative authority may issue a new rule or guidance that challenges or restricts charitable premium assistance. If any of these challenges to kidney patients' use of premium assistance is successful or restrictions are imposed on the use of financial assistance from such charitable organizations or if organizations providing such assistance are no longer available such that kidney patients are unable to obtain, or continue to receive or receive for a limited duration, such financial assistance, it may restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage and could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if our assumptions about how kidney patients will respond to any change in financial assistance from charitable organizations are incorrect, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our negotiations and relationships with payors may also be impacted by legislative or regulatory developments and associated legal rulings. For example, the final rules for the Cures Act, which are described in detail in Part I, Item 1. Business of this Form 10-K under the heading "Government Regulation—21st Century Cures Act," broadened ESRD patient access to certain enhanced benefits offered by MA plans. While these rules increased our MA plan enrollment for ESRD benefits in their first year, the potential ultimate impact of this change in benefit eligibility remains subject to change as market participants continue to adjust to this new regulatory environment. As an example, the removal of objective time and distance standards relating to network adequacy for outpatient dialysis centers for MA plans that was included in the final rules may adversely impact the number of ESRD patients that select MA plans and also may result in the Company not being an in-network provider for significant MA plans in the event MA plans attempt to use this revision to the rules to limit or restrict their networks. If kidney patients choose not to enroll in MA plans or choose to leave MA plans, whether due to network adequacy standards or otherwise, or if we fail to provide education to kidney patients in the manner specified by CMS, we could be subject to certain clinical, operational, financial and legal risks, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, recent price transparency regulations require most group health plans and health insurance issuers in the group and individual markets to make certain pricing and patient responsibility information publicly available. For further detail on these regulations see the discussion in Part I, Item 1. Business of this Form 10-K under the heading "Government Regulation—Price Transparency Rules." While the ultimate impact of these requirements remains uncertain, any changes by group health plans, health insurance issuers in the group and individual markets, or consumer choices resulting from these requirements could have a material adverse impact on our business, results of operations, and financial condition, and our reputation could be materially harmed. We could also experience a further decrease in the payments we receive for services if changes to the marketplace or the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, among other things. For additional details regarding potential legislative or regulatory changes, the specific risks we face in connection with any decrease in payments we receive for services due to, for example, fewer patients being covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, please see Part I, Item 1. Business of this Form 10-K under the heading "Government Regulation" and the discussion in the risk factor under the heading "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
As noted, the foregoing dynamics of our arrangements and negotiations with commercial payors each may have an impact on, among other things, our ability to enter into and maintain contracts with payors with competitive terms, including, without limitation, reimbursement rates, scope and duration of coverage and in-network benefits as well as the number or percentage of our patients with higher-paying commercial insurance. If, as a result of these or other dynamics, we experience a decline in the average rates that commercial payors pay us or a reduction in the number of patients with ESRD coverage under higher-paying commercial plans either in total or relative to the number of patients under government-based programs that pay at lower rates or an increase in the number of patients that are uninsured or underinsured, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
If we are not able to successfully implement our strategy with respect to our integrated kidney care and value-based care initiatives, including maintaining our existing business and further developing our capabilities in a complex and highly regulated environment, it could result in a loss of our investments and have a material adverse effect on our growth strategy, could adversely impact our business, results of operations, financial condition and cash flows, and could materially harm our reputation.
Our integrated kidney care business manages patients and coordinates their care through value-based care arrangements with commercial payors and through government programs. We have continued to grow this portion of our business both with commercial payors, including as Medicare Advantage has expanded, and with government programs as CMS and CMMI implement new payment models focused on comprehensive and integrated kidney care. As part of our growth strategy, we have invested and expect to continue to invest substantial resources in the further development of our integrated care business and value-based care initiatives. There can be no assurances that we will be able to successfully implement our strategies with respect to integrated kidney care and value-based care in a complex, evolving and highly competitive and regulated environment, including, among other things, maintaining our existing business; recovering our investments; entering into agreements with payors, physicians, third party vendors and others on competitive terms, as appropriate, that prove actuarially sound; structuring these agreements and arrangements to comply with evolving rules and regulations, including, among other things, rules and regulations related to fraud and abuse and the use of protected health information; and further developing our operational, IT and other capabilities to enable us to provide competitive programs at scale. New entrants are aggressively pursuing opportunities to participate in the new CMMI payment models, and with increasing investment and funding, these new entrants may adopt strategies that increase our costs to participate in these payment models and/or adversely impact our ability to enter into competitive arrangements. For additional detail on our evolving competitive environment, see the risk factor under the heading "If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and developing and maintaining relationships with physicians and hospitals, it could materially adversely affect our business, results of operations, financial condition and cash flows." If any of these or other of our integrated kidney care and value-based care initiatives are unsuccessful, it could result in a loss of our investments and have a material adverse effect on our growth strategy, could adversely impact our business, results of operations, financial condition and cash flows, and could materially harm our reputation.
In addition, future legislative or regulatory action related to, among other things, integrated kidney care and/or full capitation demonstration for ESRD may impact our ability to provide a competitive and successful integrated care program at scale. There can be no assurances that any other legislation or regulation that aligns with our strategy and investments will be passed into law or enacted, and the ongoing COVID-19 pandemic may delay the progress of such initiatives. Additionally, the ultimate terms and conditions of any such potential legislative or regulatory action remain unclear. For example, our costs of care could exceed our associated reimbursement rates under such legislation. Irrespective of whether such laws are passed, there can be no assurances that we will be able to successfully execute on the required strategic initiatives that would allow us to provide a competitive and successful integrated care program on a broad scale, and in the desired time frame. Any failure on our part to adequately implement strategic initiatives to adjust to any marketplace developments resulting from executive, legislative, regulatory or administrative changes could have a material adverse impact on our business. For additional detail on risks associated with operating in a highly regulated environment, see the risk factor under the heading "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation." In addition to the above risks, certain risks inherent to implementation of our strategies with respect to integrated kidney care and value-based care initiatives will increase as we work to expand these offerings, including risks related to developing our operational, IT, billing and telehealth systems, among others. For additional detail on risks associated with information systems and new technology generally, see the risk factor under the heading "Failing to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely, including, without limitation, our clinical, billing and collections systems, or failure to adhere to federal and state data sharing and access requirements and regulations, could materially adversely affect our business, results of operations, financial condition, cash flows and reputation."
If we are not able to successfully implement our strategy with respect to home-based dialysis, including maintaining our existing business and further developing our capabilities in a complex and highly regulated environment, it could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation.
Our home-based dialysis services, which include home hemodialysis and peritoneal dialysis (PD), represented approximately 18% of our U.S. dialysis patient services revenues for the year ended December 31, 2021, and have increasingly become an important part of our overall strategy. In addition, home-based dialysis recently has been the subject of increased political and industry focus. For example, in connection with the 2019 Executive Order, HHS set out specific goals related to home dialysis and CMMI’s ESRD Treatment Choices (ETC) mandatory payment model and voluntary payment models included new incentives to encourage dialysis at home. More recently, CMS finalized changes to the ETC model and other regulations to encourage dialysis facilities and healthcare providers to seek to decrease disparities in health equity across racial and socioeconomic status in rates of home dialysis and kidney transplants among ESRD patients. We are a leader in home-based dialysis and have made investments in processes and infrastructure to continue to grow this modality. There are, however, risks associated with this growth, including, among other things, financial, legal and operational risks related to our ability to design and develop infrastructure and to plan for capacity in a modality that is part of an evolving marketplace. We may also be subject to associated risks related to our ability to successfully manage related operational initiatives, find, train and retain appropriate staff, contract with payors for appropriate reimbursement, and maintain processes to adhere to the complex regulatory and legal requirements, including without limitation those associated with billing Medicare. For additional detail on risks associated with operating in a highly regulated environment, see the risk factor under the heading "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation." In addition to the above risks, certain risks inherent to home-based dialysis will increase as we expand our home-based dialysis offerings, including risks related to managing transitions between in-center and home-based dialysis, billing and telehealth systems, among others. For additional detail on risks associated with information systems and new technology generally, see the risk factor under the heading "Failing to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely, including, without limitation, our clinical, billing and collections systems, or failure to adhere to federal and state data sharing and access requirements and regulations, could materially adversely affect our business, results of operations, financial condition, cash flows and reputation."
An increased focus on home-based dialysis is also indicative of the generally evolving market for kidney care. This developing market may create additional opportunities for competition with relative ease of entry, and if we are unable to successfully adapt to these or other marketplace developments, which, among other things, may include regulatory changes with respect to conditions of coverage, in a timely and compliant manner, we may experience a material adverse impact on our growth in home-based dialysis or a reduction in our overall number of patients, among other things. Our response to the COVID-19 pandemic has also required us to impose certain operational restrictions that may adversely impact certain home-based dialysis initiatives, and the extent of this impact may depend on the severity or duration of the pandemic, among other things. For additional detail on the competitive landscape in kidney care, see the risk factor under the heading "If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and developing and maintaining relationships with physicians and hospitals, it could materially adversely affect our business, results of operations, financial condition and cash flows." and for additional detail on the impact of COVID-19 on our home-based dialysis business, see the risk factor under the heading "We face various risks related to the dynamic and evolving novel coronavirus pandemic, many of which may have a material adverse impact on us." If we are not able to successfully implement our strategy with respect to home-based dialysis, including maintaining our existing business and further developing our capabilities in a complex and highly regulated environment, it could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation.

Changes in the structure of and payment rates under the Medicare ESRD program or changes in state Medicaid or other non-Medicare government-based programs or payment rates could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Under the ESRD Prospective Payment System (PPS), bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility's performance in specified quality measures set annually by CMS through the ESRD Quality Incentive Program, which was established by the Medicare Improvements for Patients and Providers Act of 2008. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors. In addition, the ESRD PPS is subject to rebasing, which can have a positive financial effect, or a negative one if the government fails to rebase in a manner that adequately addresses the costs borne by dialysis facilities. Similarly, as new drugs, services or labs are added to the ESRD bundle, CMS' failure to adequately calculate or fund the costs associated with the drugs, services or labs could have a material adverse effect on our business, results of operations, financial condition and cash flows. In certain instances, new injectable, intravenous or oral products may be reimbursed separately from the bundled payment for a defined period of time through a transitional drug add-on payment adjustment (TDAPA). For a discussion of certain risks associated with this transitional pricing process, see the risk factor under the heading, "Changes in clinical practices, payment rates or regulations impacting pharmaceuticals could have a material adverse effect on our business, results of operations, financial condition, and cash flows and negatively impact our ability to care for patients."
The current bundled payment system presents certain operating, clinical and financial risks, which include, without limitation:
•Risk that our rates are reduced by CMS. CMS publishes a final rule for the ESRD PPS each year and uncertainty about future payment rates remains a material risk to our business.
•Risk that CMS, on its own or through its contracted Medicare Administrative Contractors (MACs) or otherwise, implements Local Coverage Determinations (LCDs) or implements payment provisions, policy or regulatory mandates, including changes to the existing or future PPS, that limit our ability to either be paid for covered dialysis services or bill for treatments or other drugs and services or other rules that may impact reimbursement. Such payment rules and regulations and coverage determinations or related decisions could have an adverse impact on our operations and revenue. There is also risk that commercial insurers could seek to incorporate the requirements or limitations associated with such LCDs or CMS guidance into their contracted terms with dialysis providers, which could have an adverse impact on our revenue.
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
•Risk of continued federal budget sequestration cuts or other disruptions in federal government operations and funding. As a result of the Budget Control Act of 2011, the Bipartisan Budget Act (BBA) and the CARES Act, an annual 2% reduction to Medicare payments took effect on April 1, 2013, and has been extended through 2030 (though the reduction was temporarily suspended from May 1, 2020 through March 31, 2022 in connection with COVID-19 relief related legislation; from April 2022 through June 2022 a 1% sequester cut will be in effect, with a full 2% reduction resuming thereafter). These across-the-board spending cuts have affected and will continue to adversely affect our business, results of operations, financial condition and cash flows. Any extended disruption in federal government operations and funding, including an extended government shutdown, U.S. government debt default and/or failure of the U.S. government to enact annual appropriations could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, disruptions in federal government operations may delay or negatively impact regulatory approvals and guidance that are important to our operations, and create uncertainty about the pace of upcoming regulatory developments.
•Risk that failure to adequately develop and maintain our clinical systems or failure of our clinical systems to operate effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows. For example, in connection with claims for which at least part of the government's payments to us is based on clinical performance or patient outcomes or co-morbidities, if our clinical systems fail to accurately capture the data we report to CMS or we otherwise have data integrity issues with respect to the reported information, we might be over-reimbursed by the government, which could, among other things, subject us to liability exclusion from participation in federal healthcare programs and penalties under the federal Civil Monetary Penalty statute, and could adversely impact our reputation.
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
In addition to the above risks under the current Medicare ESRD program, changing legislation and other regulatory and executive developments have led and may continue to lead to the emergence of new models of care and other initiatives in both the government and private sector that, among other things, may impact the structure of, and payment rates under, the Medicare ESRD program. Moreover, the number of our patients with primary Medicare coverage may be subject to change, particularly with the effectiveness of the Cures Act, which allows Medicare-eligible individuals with ESRD to enroll in Medicare Part C MA managed care plans. For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations or failing to adequately implement strategic initiatives to adjust to marketplace developments, see the risk factors above under the headings "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation;" and "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
Primary coverage for a significant number of our patients also comes from state Medicaid programs partially funded by the federal government as well as other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA). As state governments and other governmental organizations face increasing financial hardship and budgetary pressure, including as a result of the COVID-19 pandemic, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions, such as the VA's adoption of Medicare's bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 3% of our U.S. dialysis patient services revenues for the year ended December 31, 2021 were generated by the VA. In addition, in 2019, we entered into a Nationwide Dialysis Services contract with the VA that includes five separate one-year renewal periods throughout the term of the contract. The term structure is similar to our prior five-year agreement with the VA, and is consistent with VA practice for similar provider agreements. With this contract award, the VA has agreed to keep our percentage of Medicare reimbursement consistent with that under our prior agreement with the VA during the term of the contract. As with that prior agreement, this agreement provides the VA with the right to terminate the agreements without cause on short notice, among other things. Should the VA renegotiate, not renew or cancel these agreements for any reason, we may cease accepting patients under this program and may be forced to close centers or experience lower reimbursement rates, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our business is labor intensive and if our labor costs continue to rise, including due to shortages, changes in certification requirements and/or higher than normal turnover rates in skilled clinical personnel; or currently pending or future governmental laws, rules, regulations or initiatives impose additional requirements or limitations on our operations or profitability; or, if we are unable to attract and retain employees; or if union organizing activities or legislative or other changes result in significant increases in our operating costs or decreases in productivity, we may experience disruptions in our business operations and increases in operating expenses, among other things, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
We face increasing labor costs generally, and in particular, we continue to face increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel that has been exacerbated by the ongoing COVID-19 pandemic and recent developments in the labor market. As referenced above, the current labor market is challenging and continues to experience volatility, uncertainty and labor supply shortages, particularly in healthcare. Our business is labor intensive, and our financial and operating results have been and continue to be sensitive to variations in labor-related costs, productivity and the number of pending or potential claims against us related to labor and employment practices. We have incurred and expect to continue to incur increased labor costs and experience staffing challenges, including without limitation those related to COVID-19, the extent of which will depend on the severity and duration of the pandemic and ancillary impacts on the economy and labor market, among other things. For additional discussion of the risks facing us related to COVID-19, including, among other things, risks related to the potential impact of vaccine mandates and other pandemic related requirements on us, see the risk factor under the heading "We face various risks related to the dynamic and evolving novel coronavirus pandemic, many of which may have a material adverse impact on us." Additionally, to the extent that general inflationary pressures continue or further increase, this may in turn increase our labor and supply costs at a rate that outpaces the Medicare or any other rate increases we may receive.
We compete for nurses with hospitals and other healthcare providers. The ongoing nursing shortage may limit our ability to expand our operations. Furthermore, changes in certification requirements can impact our ability to maintain sufficient staff levels, including to the extent our teammates are not able to meet new requirements, among other things. In addition, if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth may be negatively impacted, which could adversely affect our business, results of operations, financial condition and cash flows. We also face competition in attracting and retaining talent for key leadership positions. If we are unable to attract and retain qualified individuals, we may experience disruptions in our business operations, including, without limitation, our ability to achieve strategic goals, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
Political or other efforts at the national or local level could result in actions or proposals that increase the likelihood of success of union organizing activities at our facilities and ongoing union organizing activities at our facilities could continue or increase for other reasons. We could experience an upward trend in wages and benefits and labor and employment claims, including, without limitation, the filing of class action suits, or adverse outcomes of such claims, or face work stoppages. In addition, we are and may continue to be subject to targeted corporate campaigns by union organizers in response to which we have been and expect to continue to be required to expend substantial resources, both time and financial. Any of these events or circumstances could have a material adverse effect on our employee relations, treatment growth, productivity, business, results of operations, financial condition, cash flows and reputation.
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
We must comply with numerous federal and state laws and regulations in both the U.S. and the foreign jurisdictions in which we operate governing the collection, dissemination, access, use, security and privacy of PHI, including, without limitation, HIPAA and its implementing privacy, security, and related regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH) and collectively referred to as HIPAA. We are also required to report known breaches of PHI and other certain personal information consistent with applicable breach reporting requirements set forth in applicable laws and regulations. From time to time, we may be subject to both federal and state inquiries or audits related to HIPAA, HITECH and other state privacy laws associated with complaints, desk audits, and data breaches. Requirements under HIPAA also continue to evolve. If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information, including PHI, on our behalf, properly maintain the integrity of our data, protect our proprietary rights, or defend against cybersecurity attacks, it could materially harm our reputation and/or have a material adverse effect on our business, results of operations, financial condition and cash flows. These risks may be intensified to the extent that the laws change or to the extent that we increase our use of third-party service providers that utilize sensitive personal information, including PHI, on our behalf.
Data protection laws are evolving globally, and may continue to add additional compliance costs and legal risks to our international operations. In the European Union, the General Data Protection Regulation (EU GDPR) imposes a comprehensive data protection regime with the potential for regulatory fines as well as data breach litigation by impacted data subjects. Under the EU GDPR, regulatory penalties may be assessed by data protection authorities for up to the greater of 4% of worldwide turnover or €20 million. The United Kingdom has implemented similar legislation (UK GDPR) that may carry similar compliance and operational costs as the EU GDPR, and non-compliance with which carries potential fines of up to the greater of £17.5 million or 4% of global turnover. The costs of compliance with, and other burdens imposed by, the EU GDPR, UK GDPR and other new laws, regulations and policies implementing the EU GDPR and UK GDPR may impact our European and United Kingdom operations and may limit the ways in which we can provide services or use personal data collected while providing services.
Privacy and data protection laws are also evolving nationally, providing for enhanced state privacy rights that are broader than the current federal privacy rights, and may add additional compliance costs and legal risks to our U.S. operations. The costs of compliance with, and the burdens imposed by, these and other new federal and state laws, regulations or policies may impact our operations and/or limit the ways in which we can provide services or use personal data collected while providing services. If we fail to comply with the requirements of these and other new laws, regulations or policies, we could be subject to penalties that, in some cases, would have a material adverse impact on our business, results of operations, financial condition and cash flows. For more details on the privacy and other regulations affecting our business, see Part I, Item 1. Business of this Form 10-K under the heading "Government Regulation." Scrutiny over cybersecurity standards in the health sector is also increasing, and ongoing developments in this area may cause us to invest additional resources in technology, personnel and programmatic cybersecurity controls as the cybersecurity risks we face continue to evolve.
Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the increasing use of the Internet and telecommunications technologies to conduct our operations, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including, among others, foreign state agents. Our business and operations rely on the secure and continuous processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks, including sensitive personal information, such as PHI, social security numbers, and/or credit card information of our patients, teammates, physicians, business partners and others. Our business and operations also rely on certain critical IT vendors that support such processing, transmission and storage (which have become more relevant and important given the information security issues and risks that are intensified through remote work arrangements).
We regularly review, monitor and implement multiple layers of security measures through technology, processes and our people. We utilize security technologies designed to protect and maintain the integrity of our information systems and data, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, our facilities and systems and those of our third-party service providers may be vulnerable to privacy and security incidents; security attacks and breaches; acts of vandalism or theft; computer viruses and other malicious code; coordinated attacks by a variety of actors, including, among others, activist entities or state sponsored cyberattacks; emerging cybersecurity risks; cyber risk related to connected devices; misplaced or lost data; programming and/or human errors; or other similar events that could impact the security, reliability and availability of our systems. Internal or external parties have attempted to, and will continue to attempt to, circumvent our security systems, and we have in the past, and expect that we will in the future, defend against, experience, and respond to attacks on our network including, without limitation, reconnaissance probes, denial of service attempts, malicious software attacks including ransomware or other attacks intended to render our internal operating systems or data unavailable, and phishing attacks or business email compromise. Cybersecurity requires ongoing investment and diligence against evolving threats. Emerging and advanced security threats, including, without limitation, coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations. As with any security program, there always exists the risk that employees will violate our policies despite our compliance efforts or that certain attacks may be beyond the ability of our security and other systems to detect. There can be no assurance that investments, diligence and/or our internal controls will be sufficient to prevent or timely discover an attack.
Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information, including, among others, PHI, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business, results of operations, financial condition, and cash flows and materially harm our reputation. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications. The occurrence of any of these events could, among other things, result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems and liability under privacy and security laws, all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows, or materially harm our reputation and trigger regulatory actions and private party litigation. If we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and relationships with our patients, physicians, vendors and other business partners would be harmed, and our business, results of operations, financial condition and cash flows could be materially and adversely affected. Failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or to defend against cybersecurity attacks, could subject us to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly, and could further result in a material adverse effect on our business, results of operations, financial condition and cash flows or harm our reputation. As malicious cyber activity escalates, including activity that originates outside of the U.S., and as our COVID-19 response has increased our remote work arrangements and broadened our technology footprint, the risks we face relating to transmission of data and our use of service providers outside of our network, as well as the storing or processing of data within our network, have intensified. There have been increased international, federal and state and other privacy, data protection and security enforcement efforts and we expect this trend to continue. While we plan to maintain cyber liability insurance, there can be no assurance that we will successfully be able to obtain such insurance on terms and conditions that are favorable to us or at all. Additionally, any cyber liability insurance may not cover us for all types of losses or harms and may not be sufficient to protect us against the amount of all losses.
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
We have significant suppliers, with a substantial portion of our total vendor spend concentrated with a limited number of third party suppliers. These third party suppliers include, without limitation, suppliers of pharmaceuticals or clinical products that may be the primary source of products critical to the services we provide, or to which we have committed obligations to make purchases, sometimes at particular prices. We and other dialysis providers have experienced supply chain shortages with respect to certain of our equipment and clinical supplies, such as dialysate, which is the fluid solution used in hemodialysis to filter toxins and fluid from the blood, and we have had to make significant operational changes in response. Separately, the ongoing COVID-19 pandemic also has resulted in global supply chain challenges and has materially impacted global supply chain reliability, as further described in the risk factor under the heading, "We face various risks related to the dynamic and evolving novel coronavirus pandemic, many of which may have a material adverse impact on us."
If any of our suppliers do not meet our needs for the products they supply, including, without limitation, in the event of COVID-19 related global supply chain challenges, a product recall, other shortage or dispute, and we are not able to find adequate alternative sources at competitive prices; if we experience material price increases from these suppliers or otherwise in connection with our actions to secure needed products that we are unable to mitigate; if some of the drugs that we purchase from our suppliers are not reimbursed or not adequately reimbursed by commercial or government payors; or if we are unable to secure products, including pharmaceuticals at competitive rates and within the desired time frame; it could negatively impact our ability to effectively provide the services we offer, have a material adverse impact on our business, results of operations, financial condition and cash flows, and could materially harm our reputation. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis, either due to competitive conditions in the marketplace or otherwise, or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Regulations and processes impacting reimbursement for pharmaceuticals and any changes thereto could similarly affect our operating results. Among other things, as new kidney care drugs, treatments or technologies are introduced over time, we expect that the use of transitional payment adjustments to incorporate certain of these new drugs, treatments or technologies as defined by the CMS policy into the bundled Medicare Part B ESRD payment may lead to fluctuations in associated levels of operating income and risk that the reimbursement levels of such drugs, treatments or technologies may not adequately cover our cost to obtain the drug or other associated costs. Drivers of these risks include, among other things, the risk that CMS may not provide adequate funding in the Medicare Part B ESRD payment in the post-transitional period or such items are not covered by transitional add on pricing, in which case there may be less clarity on the reimbursement, either of which may in turn materially adversely impact our business, results of operations, financial condition and cash flows. For example, in the event that a hypoxia-inducible factor (HIF) product is approved by the FDA we expect that HIF products will be subject to a TDAPA period prior to being incorporated into the payment bundle. We are developing operational and clinical processes designed to provide the drug as may be required under the applicable regulations and as may be prescribed by physicians and also are working to contract with manufacturers of drug(s) to establish terms and access to the product, as well as payors, as applicable, for reimbursement and/or administration of the drug. While the timing and details of a potential approval, including the contents of the applicable FDA label, remain uncertain, if HIF products are approved, we could experience significant fluctuations in our associated levels of operating income and could be subject to material financial, operational and/or legal risk if we are not adequately reimbursed for the cost of the drug, if we are unable to implement effective and appropriate operational measures to distribute the drug, if we fail to implement appropriate storage and diversion controls or if we cannot obtain competitive pricing for the HIF, the aggregate impact of these risks could have a material adverse effect on our business, results of operation, financial condition and cash flows.
Similar operating and clinical rigor and appropriate processes will be needed for other potential new drugs, treatments or technologies that are approved and come onto the market, including, among others a new medication that may assist with uraemic pruritus in dialysis patients that was approved in 2021 and may be available to providers and for reimbursement in 2022. Any failure to successfully contract with manufacturers for competitive pricing, failure to successfully contract with the government or other payors for appropriate reimbursement, or failure to prepare, develop and implement processes that provide for appropriate availability and use in our clinics in compliance with applicable laws, including those related to controlled substances, could have a material adverse impact on our business, results of operations, financial condition and cash flows.
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
If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and developing and maintaining relationships with physicians and hospitals, it could materially adversely affect our business, results of operations, financial condition and cash flows.
We operate in a highly competitive and continuously evolving environment across the spectrum of kidney care, and operating in this market requires us to successfully execute on strategic initiatives which, among other things, build or retain our patient population through acquisition or referrals, or that develop and maintain our relationships with physicians and hospitals in both the dialysis and pre-dialysis space.
Competition for relationships with certain referral sources, including nephrologists and hospitals, in existing and expanding geographies or areas is intense, and we continue to face intense competition from large and medium-sized providers, among others, which compete directly with us for physicians qualified to serve as medical directors, for limited acquisition targets and for individual patients. Competition in existing and expanding geographies or areas is intense, and is not limited to large competitors with substantial financial resources or to established participants in the dialysis space. We also compete with individual nephrologists who have opened their own dialysis units or facilities, for example. Our largest competitor, Fresenius Medical Group, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers, which may, among other things, give it cost advantages over us because of its ability to manufacture its own products.
In particular, there is significant competition for maintaining or developing relationships with physicians that can serve as medical directors at our centers. Physicians, including medical directors, choose where they refer their patients, and neither of our current nor former medical directors have an obligation to refer their patients to our centers. Certain physicians prefer to have their patients treated at dialysis centers where they or other members of their practice supervise the overall care provided as medical director of the center. As a result, referral sources for many of our centers include the physician or physician group providing medical director services to the center. Moreover, because Medicare regulations require medical directors for each of our Medicare certified dialysis centers, our ability to operate our centers depends in part on our ability to secure medical director agreements with a sufficient number of nephrologists. Our medical director contracts are for fixed periods, generally ten years, and at any given time a large number of them could be up for renewal at the same time. Medical directors have no obligation to extend their agreements with us and, under certain circumstances, our former medical directors may choose to provide medical director services for competing providers or establish their own dialysis centers in competition with ours. If we are unable to contract with nephrologists to provide medical director services, then we may be unable to satisfy the federal Medicare requirements associated with medical directors and to operate our centers. The aging of the nephrologist population and opportunities presented by our competitors may negatively impact a medical director's decision to enter into or extend his or her agreement with us. In addition, if the terms of any existing agreement are found to violate applicable laws, there can be no assurances that we would be successful in restructuring the relationship, which would lead to the early termination of the agreement. If we are unable to obtain qualified medical directors to provide supervision of the operations and care provided at our dialysis centers, it could affect not only our ability to operate the center and for other physicians to feel confident in referring patients to our dialysis centers. If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to law, rule or regulation, new competition, a perceived decrease in the quality of service levels at our centers or other reasons, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, as we continue to expand our offerings across the kidney care continuum, our ability to enter into and maintain integrated kidney care relationships with payors, physicians and other providers may have an impact on dialysis patient retention and the continued referrals of patients from referral sources such as hospitals and nephrologists. This environment is highly competitive and has been evolving. For example, there have been a number of announcements, initiatives and capital raises by non-traditional dialysis providers and others, which relate to entry into the dialysis and pre-dialysis space, the development of innovative technologies, or the commencement of new business activities that could be transformative to the industry. Some of these new entrants have considerable financial resources. Although these and other potential competitors may face operational or financial challenges, the evolving nature of the dialysis and pre-dialysis marketplaces have presented some opportunities for relative ease of entry for these and other potential competitors. As a result, we may compete with these smaller or non-traditional providers or others in an asymmetrical environment with respect to data and regulatory requirements that we face as an ESRD service provider, thereby negatively impacting our ability to effectively compete. These and other factors have continued to drive change in the dialysis and pre-dialysis space, and if we are unable to successfully adapt to these dynamics, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. As an example, new entrants are aggressively pursuing opportunities to participate in the new CMMI payment models, and increasing investment in and availability of funding to new entrants in the dialysis and pre-dialysis marketplace that are not subject to the same regulatory restrictions as the Company, could adversely impact our ability to enter into competitive arrangements.
Each of the aforementioned competitive pressures and related risks may be impacted by a continued decline in the rate of growth of the ESRD patient population, higher mortality rates for dialysis patients or other reductions in demand for dialysis treatments, whether due to the development of innovative technologies or otherwise. The recent 2020 annual data report from the United States Renal Data System (USRDS) suggests that the rate of growth of the ESRD patient population is declining relative to long term trends. A number of factors may impact ESRD growth rates, including, without limitation, the aging of the U.S. population, incidence rates for diseases that cause kidney failure such as diabetes and hypertension, transplant rates, mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD.

Certain of these factors, in particular the mortality rates for dialysis patients, have been impacted by the COVID-19 pandemic. The magnitude of these cumulative COVID-19 related impacts on our patient census and treatment volumes has been substantial and depending on the ultimate severity and duration of the pandemic, could be material. While we have continued efforts to seek growth opportunities, such as by expanding our business into various international markets, we face ongoing competition from large and medium-sized providers, among others, for acquisition targets in those markets. Any failure on our part to appropriately adjust our business and operations in light of these complicated marketplace dynamics could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
If we are not able to effectively compete in the markets in which we operate, including by implementing our growth strategy, effectively adjusting our business and operations in light of evolving marketplace dynamics, building or retaining our patient population, maintaining and developing relationships with nephrologists and hospitals, particularly medical director relationships, or making acquisitions at the desired pace or at all; if we are not able to continue to maintain the expected or desired level of non-acquired growth; or if we experience significant patient attrition either as a result of new business activities in the dialysis or pre-dialysis space by our existing competitors, other market participants, new entrants, new technology or other forms of competition, or as a result of reductions in demand for dialysis treatments, including, without limitation, due to increased mortality rates for dialysis patients resulting from COVID-19 or otherwise, reduced prevalence of ESRD, the development of innovative technologies or an increase in the number of kidney transplants, it could materially adversely affect our business, results of operations, financial condition and cash flows.
The U.S. ancillary services and strategic initiatives and international operations that we operate or invest in now or in the future may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, our business, results of operations, financial condition and cash flows may be negatively impacted and we may have to write off our investment and incur other exit costs.
Our ancillary services and strategic initiatives are subject to many of the same risks, regulations and laws, as described in the risk factors related to our dialysis business set forth in this Part I, Item 1A., and are also subject to additional risks, regulations and laws specific to the nature of the particular strategic initiative. We have added, and expect to continue to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not directly related to dialysis. Many of these initiatives require or would require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable in the expected timeframe or at all. There can be no assurance that any such strategic initiative will ultimately be successful. Any significant change in market conditions or business performance, including, without limitation, as a result of the COVID-19 pandemic, or in the political, legislative or regulatory environment, may impact the performance or economic viability of any of these strategic initiatives.
If any of our ancillary services, strategic initiatives or international operations are unsuccessful, it may have a negative impact on our business, results of operations, financial condition and cash flows, and if we determine to exit that line of business we may incur significant termination costs. For discussion of risks and potential impacts specific to our integrated kidney care business and related growth strategy, see the risk factor under the heading "If we are not able to successfully implement our strategy with respect to our integrated kidney care and value-based care initiatives, including maintaining our existing business and further developing our capabilities in a complex and highly regulated environment, it could result in a loss of our investments and have a material adverse effect on our growth strategy, could adversely impact our business, results of operations, financial condition and cash flows, and could materially harm our reputation."
In addition, we may incur a material write-off or an impairment of our investment, including, without limitation, goodwill or other assets, in one or more of our ancillary services or strategic initiatives or international operations. In that regard, we have taken, and may in the future take, impairment and restructuring charges in addition to those described above related to our ancillary services and strategic initiatives and international operations, including, without limitation, in our prior pharmacy businesses.
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
We are continuing to expand our operations by offering our services and entering new lines of business in certain markets outside of the U.S., which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include those relating to:
•changes in the local economic environment including, among other things, labor cost increases and other general inflationary pressures;

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
Failing to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely, including, without limitation, our clinical, billing and collections systems, or failure to adhere to federal and state data sharing and access requirements and regulations could materially adversely affect our business, results of operations, financial condition, cash flows and reputation.
Our business depends significantly on effective information systems. Our information systems require an ongoing commitment of significant resources to maintain, upgrade and enhance existing systems and develop or contract for new systems in order to keep pace with continuing changes in information processing technology, emerging cybersecurity risks and threats, evolving industry, legal and regulatory standards and requirements, new models of care, and other changes in our business, among other things. For example, the provisions related to data interoperability, information blocking, and patient access in the Cures Act include, among other things, changes to the Office of the National Coordinator for Health Information

Technology’s (ONC's) Health IT Certification Program and requirements that CMS-regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces (APIs) that connect to provider electronic health records. We have made and expect to continue to make significant investments in updating and integrating our clinical IT systems and in building our data interoperability capabilities. Any failure to adequately comply with these rules may, among other things, result in fines and sanctions, adversely impact our Medicare business, our ability to scale our integrated care business and our ability to compete with certain smaller and/or non-traditional providers taking advantage of an asymmetrical environment with respect to data and/or regulatory requirements given our status as an ESRD service provider; or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. There can be no assurances that the implementation of planned enhancements to our systems, such as our implementation of these data interoperability provisions or our other ongoing efforts to upgrade and better integrate our clinical systems, will be successful or that we will ultimately realize anticipated benefits from investments in new or existing information systems. In addition, we may from time to time obtain significant portions of our systems-related support, technology or other services from independent third parties, which may make our operations vulnerable if such third parties fail to perform adequately.
Failure to successfully implement, operate and maintain effective and efficient information systems with adequate technological capabilities, deficiencies or defects in the systems and related technology, or our failure to efficiently and effectively implement ongoing system upgrades or consolidate our information systems to eliminate redundant or obsolete applications, could result in increased legal and compliance risks and competitive disadvantages, among other things, which could have a material adverse effect on our business, financial condition, results of operations and reputation. For additional information on the risks we face in a highly competitive market, see the risk factor under the heading, "If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and developing and maintaining relationships with physicians and hospitals, it could materially adversely affect our business, results of operations, financial condition and cash flows." If the information we rely upon to run our business was found to be inaccurate or unreliable or if we or third parties on which we rely fail to adequately maintain information systems and data integrity effectively, whether due to software deficiencies, human coding or implementation error or otherwise, we could experience difficulty meeting clinical outcome goals, face regulatory problems, including sanctions and penalties, incur increases in operating expenses or suffer other adverse consequences, any of which could be material. Moreover, failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or information systems and data hosted by third parties upon which we rely, could subject us to severe consequences as described in the risk factor under the heading "Privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to privacy and security breaches or suffer losses to our data and information technology assets, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows or materially harm our reputation."
Our billing systems, among others, are critical to our billing operations. This includes our systems for our dialysis clinics as well as our systems for our ancillary businesses including hospital services. If there are defects in our billing systems, or billing systems or services of third parties upon which we rely, we may experience difficulties in our ability to successfully bill and collect for services rendered, including, without limitation, a delay in collections, a reduction in the amounts collected, increased risk of retractions from and refunds to commercial and government payors, an increase in our provision for uncollectible accounts receivable and noncompliance with reimbursement laws and related requirements, any or all of which could materially adversely affect our results of operations.
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
Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we originally estimated, and may have other issues, including, without limitation, those related to internal control over financial reporting or issues that could affect our ability to comply with healthcare laws and regulations and other laws applicable to our expanded business, which could harm our reputation. As a result, we cannot make any assurances that the acquisitions we consummate will be successful. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we are not always successful. In addition, even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits, the amounts held in escrow for our benefit (if any), or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification or alternative remedies that might be available to us, or any applicable insurance, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
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
As of December 31, 2021, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 28% of our U.S. dialysis revenues for the year ended December 31, 2021. In addition, we also owned noncontrolling equity investments in several other dialysis related joint ventures. We expect to continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. Our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, however, and therefore are susceptible to government scrutiny. Additionally, our joint ventures and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. If our joint ventures are found to violate applicable laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation. For additional information on these risks, see the risk factors under the headings "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation" and "We may engage in acquisitions, mergers, joint ventures or dispositions, which may materially affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business, and, under certain circumstances, could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation."
Our aspirations, goals and disclosures related to environmental, social and governance (ESG) matters expose us to numerous risks, including without limitation risks to our reputation and stock price.
We have a longstanding ESG program and have engaged with key stakeholders to develop ESG focus areas and to set ESG-related goals, many of which are aspirational. We have set and disclosed these focus areas, goals and related objectives as part of our continued commitment to ESG matters, but our goals and objectives reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal and other risks, certain of which are outside of our control, and could have, under certain circumstances, a material adverse impact on us, including on our reputation and stock price. Examples of such risks include, among others: the availability and cost of low- or non-carbon-based energy sources and technologies for us and our vendors, evolving regulatory requirements affecting ESG standards, frameworks and disclosures, including evolving standards for measuring and reporting on related metrics, the availability of suppliers that can meet our sustainability and other standards, our ability to recruit, develop and retain diverse talent in our labor markets, and our ability to grow our home based dialysis business.
If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or acquiror could be negatively impacted. Similarly, our failure or perceived failure to adequately pursue or fulfill our goals and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to other risks, which under certain circumstances could be material. If we are not able to adequately recognize and respond to the rapid and ongoing developments and governmental and social expectations relating to ESG matters, this failure could result in missed corporate opportunities, additional regulatory, social or other scrutiny of us, the imposition of unexpected costs, or damage to our reputation with governments, patients, teammates, third parties and the communities in which we operate, which in turn could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline.
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
There are significant risks associated with estimating the amount of U.S. dialysis net patient services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for approximately 203,100 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient's commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis patient services revenues estimating risk to be within 1% of revenues for the segment. If our estimates of U.S. dialysis patient services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our business, results of operations, financial condition and cash flows.
General Risk Factors
The level of our current and future debt could have an adverse impact on our business, and our ability to generate cash to service our indebtedness and for other intended purposes and our ability to maintain compliance with debt covenants depends on many factors beyond our control.
We have a substantial amount of indebtedness outstanding and we may incur substantial additional indebtedness in the future, including indebtedness incurred to finance repurchases of our common stock pursuant to our share repurchase authorization discussed under "Stock Repurchases" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." As described in Note 13 to the consolidated financial statements included in this report, we are party to a senior secured credit agreement (the Credit Agreement), which consists of a secured term loan A facility, a secured term loan B-1 facility and a secured revolving line of credit in the aggregate principal amount of $1 billion. Our long-term indebtedness also includes $4.250 billion aggregate principal amount of senior notes.
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
Our indebtedness levels and the required payments on such indebtedness may also be impacted by reforms related to LIBOR. The variable interest rates payable under our senior secured credit facilities are linked to LIBOR as the benchmark for establishing such rates. The LIBOR benchmark has been the subject of recent national, international and other regulatory guidance and reform proposals. The reforms may cause LIBOR to perform differently from the past and LIBOR may ultimately cease to exist after 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, has recommended that U.S. dollar LIBOR be replaced with a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities (SOFR). Whether or not SOFR or any other potential alternative reference rate attains market traction as a LIBOR replacement rate remains in question. Our senior secured credit facilities include mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR; however, no assurance can be made that we and our lenders will agree on such an alternative rate and, even if agreed upon, such alternative rate may not perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.
Our ability to make payments on our indebtedness, to fund planned capital expenditures and expansion efforts, including, without limitation, any strategic acquisitions or investments we may make in the future, to repurchase our stock at the levels intended or announced and to meet our other liquidity needs such as for working capital or capital expenditures, will depend on our ability to generate cash. This depends not only on the success of our business but is also subject to economic, financial, competitive, regulatory and other factors that are beyond our control. We cannot provide assurances that our business will generate sufficient cash flows from operations in the future or that future borrowings will be available to us in amounts sufficient to enable us to service our indebtedness or to fund our working capital and other liquidity needs, including those described above. If we are unable to generate sufficient funds to service our outstanding indebtedness or to meet our working capital or other liquidity needs, including those described above, we would be required to refinance, restructure, or otherwise amend some or all of such indebtedness, sell assets, change or reduce our intended or announced uses or strategy for capital deployment, including, without limitation, for stock repurchases, reduce capital expenditures, planned expansions or other strategic initiatives, or raise additional cash through the sale of our equity or equity-related securities. We cannot make any assurances that any such refinancing, restructurings, amendments, sales of assets, or issuances of equity or equity-related securities can be accomplished or, if accomplished, will be on favorable terms or would raise sufficient funds to meet these obligations or our other liquidity needs.
In addition, we may continue to incur indebtedness in the future, and the amount of that additional indebtedness may be substantial. Although the Credit Agreement includes covenants that could limit our indebtedness, we currently have, and expect to continue to have, the ability to incur substantial additional debt. The risks described in this risk factor could intensify as new debt is added to current debt levels or if we incur any new debt obligations that subject us to restrictive covenants that limit our financial and operational flexibility. Any breach or failure to comply with any of these covenants could result in a default under our indebtedness. Other risks related to our ability to generate sufficient cash to service our indebtedness and for other intended purposes, include, for example:
•increase our vulnerability to general adverse economic and industry conditions;
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
Changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, results of operations, financial condition and cash flows. For example, there are ongoing discussions domestically regarding tax reforms that could potentially have a material adverse impact on our results of operations and financial condition. Similarly, changes in tax laws and regulations that impact our patients, business partners and counterparties or the economy generally may also impact our results of operations, financial condition and cash flows.
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
Deterioration in economic conditions, general inflationary pressures, disruptions in the financial markets or the effects of natural or other disasters, political instability, public health crises or adverse weather events such as hurricanes, earthquakes, fires or flooding could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Deterioration in economic conditions and general inflationary pressures, whether in connection with the COVID-19 pandemic or otherwise, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Among other things, the potential decline in federal and state revenues that may result from a deterioration in economic conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increases in job losses in the U.S. as a result of adverse economic conditions, including economic deterioration due to the ongoing COVID-19 pandemic, could result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a slowdown in collections and a reduction in the amounts we expect to collect. In addition, uncertainty in the financial markets could adversely affect the variable interest rates payable under our credit facilities or could make it more difficult to obtain or renew such facilities or to obtain other forms of financing in the future, if at all. For additional information regarding the risks presented by the COVID-19 pandemic, see the discussion in the risk factor under the heading "We face various risks related to the dynamic and evolving novel coronavirus pandemic, many of which may have a material adverse impact on us." For additional information regarding the risks related to our indebtedness, see the discussion in the risk factor under the heading "The level of our current and future debt could have an adverse impact on our business, and our ability to generate cash to service our indebtedness and for other intended purposes and our ability to maintain compliance with debt covenants depends on many factors beyond our control." In addition, to the extent that monetary policies or other factors contribute to an increase in inflationary pressures, this may in turn increase our labor and supply costs at a rate that outpaces the Medicare or any other rate increases we may receive.
Moreover, as of December 31, 2021, we had approximately $7.046 billion of goodwill recorded on our consolidated balance sheet. We account for impairments of goodwill in accordance with the provisions of applicable accounting guidance, and record impairment charges when and to the extent a reporting unit's carrying amount is determined to exceed its estimated fair value. We use a variety of factors to assess changes in the financial condition, future prospects and other circumstances concerning our businesses and to estimate their fair value when applicable. These assessments and the related valuations can involve significant uncertainties and require significant judgment on various matters.
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
Our operations and how we manage our business may subject us, as well as our officers and directors to whom we owe certain defense and indemnity obligations, to litigation and liability. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including, without limitation, claims related to adverse patient events, cybersecurity incidents, contractual disputes, antitrust and competition laws and regulations, professional and general liability and directors' and officers' duties. In addition, we have received notices of claims from commercial payors and other third parties, as well as subpoenas and civil investigative demands from the federal government, related to our business practices, including, without limitation, our historical billing practices and the historical billing practices of acquired businesses. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation. We maintain insurance coverage for those risks we deem are appropriate to insure against and make determinations about whether to self-insure as to other risks or layers of coverage. However, a successful claim, including, without limitation, a professional liability, malpractice or negligence claim or a claim related to antitrust and competition laws or a cybersecurity incident, which is in excess of any applicable insurance coverage, that is outside the scope or limits of any applicable insurance coverage, or that is subject to our self-insurance retentions, could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
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
The integration of acquisitions and addition of new business lines into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel and has increased, and is expected to continue to increase, our compliance costs. Failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results, the market's perception of our business and our stock price. In addition, we could be required to restate our financial results in the event of a significant failure of our internal control over financial reporting or in the event of inappropriate application of accounting principles.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.        Properties.
Our corporate headquarters are located in Denver, Colorado, consisting of one owned 240,000 square foot building and one leased 345,900 square foot location. Our headquarters are occupied by teammates engaged in management, finance, marketing, strategy, legal, compliance and other administrative functions. We lease five business offices located in California, Pennsylvania, Tennessee and Washington, and own one business office in Washington in the U.S. In addition, our international headquarters is located in the United Kingdom and consists of one leased business office. Our laboratory is based in Florida where we operate our lab services out of one leased building. We also lease other administrative offices in the U.S. and worldwide.
For our U.S. dialysis business we own the land and buildings for five outpatient dialysis centers. We also own 16 properties for development, including operating outpatient dialysis centers and properties we hold for sale. Our remaining outpatient dialysis centers are located on premises that we lease.
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
Item 3.        Legal Proceedings.
The information required by this Part I, Item 3 is incorporated herein by reference to the information set forth under the caption "Contingencies" in Note 16 to the consolidated financial statements included in this report.
Item 4.        Mine Safety Disclosures.
Not applicable.

PART II
Item 5.        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol DVA. The closing price of our common stock on January 31, 2022 was $108.37 per share. According to Computershare, our registrar and transfer agent, as of January 31, 2022, there were 7,232 holders of record of our common stock. This figure does not include the indeterminate number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.
Our initial public offering was in 1994, and we have not declared or paid cash dividends to holders of our common stock since going public. We have no current plans to pay cash dividends and there are certain limitations on our ability to pay dividends under the terms of our senior secured credit facilities. See "Liquidity and capital resources" under Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the consolidated financial statements.
Stock Repurchases
The following table summarizes our repurchases of our common stock during the fourth quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
October 1-31, 2021	1,229	$113.54	1,229	$890,970
November 1-30, 2021	1,517	100.40	1,517	$738,680
December 1-31, 2021	3,381	104.90	3,381	$2,383,939
Total	6,127	$105.52	6,127
The following table summarizes our repurchases of our common stock during 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
January 1 - March 31, 2021	2,949	$109.28	2,949	$1,607,622
April 1 - June 30, 2021	2,070	116.38	2,070	$1,366,725
July 1 - September 30, 2021	2,731	123.14	2,731	$1,030,508
October 1 - December 31, 2021	6,127	105.52	6,127	$2,383,939
Total	13,877	$111.41	13,877
Effective on December 10, 2020, the Board terminated all remaining prior share repurchase authorizations available to us and approved a new share repurchase authorization of $2.0 billion. Effective on December 17, 2021, the Board increased the Company's existing authorization by $2.0 billion in additional share repurchasing authority. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of February 9, 2022, we have a total of $2.225 billion available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations, including under the terms of our senior secured credit facilities.
Item 6.        Selected Financial Data.
This item is no longer required as the Company has adopted the changes to Item 301 of Regulation S-K contained in the Securities and Exchange Commission's Release No. 33-10890.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, DaVita's response to and the expected future impacts of the novel coronavirus (COVID-19), including statements about our balance sheet and liquidity, our expenses and expense offsets, revenues, billings and collections, potential need, ability or willingness to use any funds under government relief programs, availability or cost of supplies, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, the availability, acceptance, impact, administration and efficacy of COVID-19 vaccines, treatments and therapies, the continuing impact on the U.S. and global economies, unemployment and labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, expenses, strategic initiatives, government and commercial payment rates, expectations related to value-based care, integrated kidney care and Medicare Advantage plan enrollment and our ongoing stock repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," "could," "plan," "anticipate," "believe," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•the continuing impact of the dynamic and evolving COVID-19 pandemic, including, without limitation, on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition and results of operations; the government’s response to the COVID-19 pandemic, including, among other things, federal, state and local vaccine mandates or surveillance testing requirements and the extent to which they may ultimately be applicable to us; the pandemic's continuing impact on the U.S. and global economies, unemployment, labor market conditions, inflation and evolving monetary policies; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments and therapies; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus, such as the Delta and Omicron variants; the continuing impact of the pandemic on our revenue and non-acquired growth due to lower treatment volumes; COVID-19's impact on the chronic kidney disease (CKD) population and our patient population including on the mortality of these patients; any potential negative impact on our commercial mix or the number of our patients covered by commercial insurance plans; continued increased COVID-19-related costs; supply chain challenges and disruptions, including with respect to our clinical supplies; and higher salary and wage expense driven in part by labor market conditions and a high demand for our clinical personnel, any of which may also have the effect of heightening many of the other risks and uncertainties discussed below, and in many cases, lead to impacts that persist even after the pandemic subsides;
•the extent to which the ongoing implementation of healthcare reform, or changes in or new legislation, regulations or guidance, enforcement thereof or related litigation result in a reduction in coverage or reimbursement rates for our services, a reduction in the number of patients enrolled in higher-paying commercial plans or that are enrolled in or select Medicare Advantage plans or other material impacts to our business or operations; or our making incorrect assumptions about how our patients will respond to any such developments;
•risks arising from potential changes in laws, regulations or requirements applicable to us, such as potential and proposed federal and/or state legislation, regulation, ballot, executive action or other initiatives, including without limitation those related to healthcare and/or labor matters, such as AB 290 in California;
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

•the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number or percentage of our patients under such plans, including, without limitation, as a result of restrictive plan designs, restrictions or prohibitions on the use and/or availability of charitable premium assistance, which may result in the loss of revenues or patients, or our making incorrect assumptions about how our patients will respond to any change in financial assistance from charitable organizations;
•our ability to successfully implement our strategies with respect to integrated kidney care and value-based care initiatives and home based dialysis in the desired time frame and in a complex, dynamic and highly regulated environment, including, among other things, maintaining our existing business; meeting growth expectations; recovering our investments; entering into agreements with payors, third party vendors and others on terms that are competitive and, as appropriate, prove actuarially sound; structuring operations, agreements and arrangements to comply with evolving rules and regulations; finding, training and retaining appropriate staff; and further developing our integrated care and other capabilities to provide competitive programs at scale;
•a reduction in government payment rates under the Medicare End Stage Renal Disease program, state Medicaid or other government-based programs and the impact of the Medicare Advantage benchmark structure;
•changes in pharmaceutical practice patterns, reimbursement and payment policies and processes, or pharmaceutical pricing, including with respect to hypoxia inducible factors, among other things;
•our ability to develop and maintain relationships with physicians and hospitals, changing affiliation models for physicians, and the emergence of new models of care or other initiatives introduced by the government or private sector that, among other things, may erode our patient base and impact reimbursement rates;
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
•our ability to attract, retain and motivate teammates and our ability to manage operating cost increases or productivity decreases whether due to union organizing activities, legislative or other changes, demand for labor, volatility and uncertainty in the labor market, the current challenging labor market conditions, or other reasons;
•our aspirations, goals and disclosures related to environmental, social and governance (ESG) matters, including evolving regulatory requirements affecting ESG standards, measurements and reporting requirements; the availability of suppliers that can meet our sustainability standards; and our ability to recruit, develop and retain diverse talent in our labor markets;
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
•impairment of our goodwill, investments or other assets; and
•the other risk factors, trends and uncertainties set forth in Part I, Item 1A. of this Annual Report on Form 10-K, and the other risks and uncertainties discussed in any subsequent reports that we file or furnish with the SEC from time to time.
The following should be read in conjunction with our consolidated financial statements.

Company overview
Our principal business is to provide dialysis and related lab services to patients in the United States, which we refer to as our U.S. dialysis business. We also operate our U.S. ancillary services and strategic initiatives and our international operations, which we collectively refer to as our ancillary services, as well as our corporate administrative support. Our U.S. dialysis business is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease (ESRD) or end stage kidney disease (ESKD).
On June 19, 2019, we completed the sale of our prior DaVita Medical Group (DMG) business to Collaborative Care Holdings, LLC, a subsidiary of UnitedHealth Group Inc. As a result of this transaction, DMG's results of operations have been reported as discontinued operations for all periods presented and DMG is not included below in this Management's Discussion and Analysis.
Notwithstanding the challenges of responding to the novel coronavirus pandemic (COVID-19), our year-over-year overall financial performance in 2021 benefited from increased revenue, which was primarily due to higher average revenue per treatment in our U.S. dialysis business and acquired growth in our international business. In addition our 2021 financial performance benefited from lower pharmaceutical unit costs and intensity, advocacy costs and COVID-19-related compensation expenses as compared to the prior year. These benefits were partially offset by a decline in treatment volume and increases in compensation expense, including labor costs (both operating and overhead) and health benefits expense.
Drivers of our financial performance in 2021 included the following:
•improved certain key clinical outcomes in our U.S. dialysis business, including exceeding our pre-pandemic level of patients receiving kidney transplants;
•revenue growth of 0.1% in U.S. dialysis and 19.9% in international operations;
•operating income growth of 3.0% in U.S. dialysis and 82.6% in international operations;
•a net increase of 18 international dialysis centers;
•provision of integrated kidney care to 16,000 patients in risk-based integrated care arrangements and an additional 7,000 patients in other integrated care arrangements;
•operating cash flows of $1.931 billion from continuing operations;
•repurchase of 13,877,193 shares of our common stock for aggregate consideration of $1.546 billion, and reduction of our share count by 11.5% year-over-year;
•completion of an unregistered add-on offering of $1 billion aggregate principal amount to the existing 4.625% senior notes due June 1, 2030 (the Additional 2030 Notes); and
•impact of COVID-19 as further discussed in Part I. Item 1 "Business" and under the heading "COVID-19 and its impact on our business" below.
In 2022, we expect that COVID-19 will continue to impact our business and financial performance though the magnitude of these impacts remains difficult to predict and subject to significant uncertainty due to a number of factors, as described in further detail below under the heading "COVID-19 and its impact on our business." On treatment volume, we continue to face pressure primarily driven by the impact of COVID-19 on mortality rates for dialysis patients due to recent surges of infections, which may be further compounded by any future surges, if such surges occur. We anticipate that this pressure also will be magnified by continued slowing industry growth and continued competitive activity in 2022. On reimbursement rate, we expect growth in aggregate, primarily due to the expected net market basket update for Medicare treatments as well as a continuing increase in anticipated Medicare Advantage enrollment due to the 21st Century Cures Act, albeit less than what we experienced in 2021, partially offset by the scheduled resumption of Medicare sequestration later in 2022. On cost, we continue to expect increasing inflationary pressure on wage rates and other costs, increased costs due to the challenging labor market conditions, and an increase in depreciation expenses due to the general release of our new clinical IT platform in 2022, partially offset by continued anticipated savings on pharmaceutical costs. We expect to incur elevated advocacy costs in 2022, in-line with our advocacy costs incurred in 2018 and 2020, respectively. We also expect to continue making investments to expand our ability to offer home-based dialysis service options and further advance our integrated care and value-based care initiatives in 2022. Finally, considerable uncertainty exists surrounding the continued development of the various governmental laws, regulations and other requirements that impact our business.

The discussion below includes analysis of our financial condition and results of operations for the years ended December 31, 2021 compared to December 31, 2020. Our Annual Report on Form 10-K for the year ended December 31, 2020, includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019, in its Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
References to the "Notes" in the discussion below refer to the notes to the Company's consolidated financial statements included in this Annual Report on Form 10-K at Item 15, "Exhibits, Financial Statement Schedules" as referred from Part II Item 8, "Financial Statements and Supplementary Data."
COVID-19 and its impact on our business
As noted above, the continued impacts and disruptions to our business in connection with of the COVID-19 pandemic could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, cash flows and/or liquidity.
Operational and Financial Impacts
During this time of great and continued challenge, we continue our focus on the health, safety and well-being of our patients, teammates and physician partners and helping to ensure that our patients have the ability to maintain continuity of care throughout this crisis, whether in the hospital, outpatient or home setting. To that end, we have dedicated and continue to dedicate substantial resources in response to COVID-19, including the implementation of additional protocols and initiatives to help safely maintain continuity of care for our patients and help protect our caregivers. For example, we implemented dedicated care shifts for patients with confirmed or suspected COVID-19 and other enhanced clinical practices, including procuring additional equipment and clinical supplies, such as personal protective equipment (PPE). These efforts are part of a wider Prepare, Prevent, Respond and Recover program that we have implemented in connection with the pandemic, which also includes operational protocols such as the redistribution of teammates, machines and supplies across the country as needed and continued investment in and utilization of telehealth capabilities and the administration of COVID-19 vaccines. We also have maintained business process continuity during the pandemic by enabling most back office teammates to work remotely. We carefully monitor the efficacy of our response protocols and their impact on our operations and strategic priorities as the pandemic continues. Certain temporary changes made in response to the COVID-19 pandemic could become permanent, which could have an adverse impact on our business.
Due in part to these protocols and initiatives, we have incurred costs related to COVID-19 in 2021, and we expect to continue to incur extended costs in the future in connection with our response to COVID-19, and the cumulative impact of these costs could be material. Among other things, our response to COVID-19 has resulted in higher salary and wage expense, and we have provided, and may provide in the future, substantial financial support to our teammates, which may include relief reimbursement. We also continued to experience significant cost inflation on PPE in 2021, though certain other costs related to our COVID-19 response have decreased since the peak of the COVID-19 surge in the fourth quarter of 2020. We believe that the cost of these medical supplies will remain elevated and as our COVID-19 response continues, we expect to continue to incur extended and significant additional costs for these supplies, and we expect that certain of these increased costs may persist due to the overall challenges and disruptions of global supply chains. These global supply chain challenges have impacted the availability of certain of our equipment and clinical supplies. Prolonged strain on global supply chains may result in additional equipment and clinical supply shortages, disruptions, delays or associated price increases that could impact our ability to provide dialysis services or the cost of providing those services, among other things. On the other hand, our COVID-19 response has reduced certain other expenses, such as those related to teammate travel, though it remains uncertain how much of these reductions, if any, will persist after the pandemic subsides and more teammates return to their respective office locations.
Our business is labor intensive and our financial and operating results have been and continue to be sensitive to variations in labor-related costs and productivity. We have historically faced and expect to continue to face costs and difficulties in hiring and retaining caregivers due to a nationwide shortage of skilled clinical personnel. These challenges have been heightened by the increased demand for and demand upon such personnel attributed to the ongoing pandemic. As referenced above, the labor market is challenging and continues to experience volatility, uncertainty and labor supply shortages, particularly in healthcare. In addition, federal and state agencies have announced or released rules relating to COVID-19 vaccination requirements that relate to our teammates, providers and patients. Certain of these regulations are subject to ongoing legal challenge as further described in Part I, Item 1. Business of this Form 10-K under the heading "Government Regulation—COVID-19 Response". The cumulative impact of these mandates, some of which have already gone into effect, contributes further to the volatility and uncertainty in the labor market and may ultimately further exacerbate labor shortages. These conditions have adversely impacted, and may continue to adversely impact, our ability to attract and retain employees, particularly clinical personnel. As part of our efforts in this highly competitive market, we have provided our teammates with additional compensation, among other things. In 2022, we expect to provide our teammates with higher than usual wage increases, which will put additional pressure on our cost structure going forward. We have experienced staffing shortages and disruptions as a result of current labor market conditions and the current Omicron surge, and further staffing shortages or disruptions, if material, could lead to the unplanned closures of certain centers or adversely impact clinical operations, and may otherwise have a material adverse impact on our ability to provide dialysis services or the cost of providing those services, among other things. Prolonged volatility, uncertainty, labor supply shortages and other challenging labor market conditions, including, among other things, due to inflationary pressures or evolving monetary policies, could also have an adverse impact on our ability to execute on our strategic initiatives, and ultimately could have a material adverse impact on our labor costs, results of operations, financial condition and cash flows.
In 2021, treatment volumes reflected continued pressure primarily driven by the ongoing impact of COVID-19 on mortality rates for dialysis patients which has had a negative impact on our patient census. Because ESKD patients may be older than the average American and generally have comorbidities, several of which are risk factors for COVID-19, we believe the mortality rate of infected patients has been higher in the dialysis population than in the general population, and COVID-19 also could impact the CKD population differently. The recent surges associated with the Delta and Omicron variants led to a significant increase in COVID‑19 cases in our patient population. At the peak of the most recent surge in January 2022, the new case count was more than two times as high as the peak from winter 2020. While the mortality rate associated with this latest surge preliminarily appears to be lower than in prior surges, it is too early to provide a comprehensive assessment. The fourth quarter of 2021 saw a slight decrease in incremental mortality on an absolute basis compared to the third quarter of 2021. Over the longer term, we believe that changes in mortality in both the CKD and ESKD populations due to COVID-19 will continue to depend primarily on the infection rate, case fatality rate, the age and health status of affected patients, and access to and continued efficacy of vaccinations or other treatments or therapies, as well as willingness to be vaccinated. We expect that the impact of COVID-19 is likely to continue to negatively impact our revenue and non-acquired growth for a period of time even as the pandemic subsides due to the compounding impact of mortalities, among other things. However, determining the extent to which these impacts should be directly attributable to COVID-19 is difficult due to testing and reporting limitations, and other factors that may drive treatment volumes and new admissions over time, such as the number of transplants or deferred admissions. Depending on the ultimate severity and duration of the pandemic, the magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows.
In addition, the COVID-19 pandemic and efforts to contain the virus have impacted the global economy, resulting in, among other things, volatility and uncertainty in labor market conditions as noted above. These impacts could ultimately result in a materially reduced share of our patients being covered by commercial insurance plans, with more patients being covered by lower-paying government insurance programs or being uninsured. These effects may persist after the pandemic subsides as, among other things, our patients could experience permanent changes in their insurance coverage as a result of changes to their employment status. In the event such a material reduction occurs in the share of our patients covered by commercial insurance plans, it would have a material adverse impact on our business, results of operations, financial condition and cash flows. Despite the broader economic conditions in the U.S. for the year ended December 31, 2021, our commercial mix in 2021 slightly improved as compared to our commercial mix in 2020. The ultimate impact of COVID-19 on our commercial mix will depend on future developments that are highly uncertain and difficult to predict.
Federal, State and Local Government Response
The government response to COVID-19 has been wide-ranging and will continue to develop over time. As a result, we may not be able to accurately predict the nature, timing or extent of the impact of such changes on the markets in which we conduct business or on the other participants that operate in those markets, or any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern our business, including for example, the COVID-19 vaccine mandates and similar state and local mandates referenced above.
We have worked with certain government agencies to respond to the COVID-19 pandemic, and in certain cases have sought waivers of regulatory requirements. We have also contracted with the federal government to provide direct administration of COVID-19 vaccines to our patients and teammates at our clinics. Approximately 73% of our patients have received at least one dose of the COVID-19 vaccine and nearly all of our clinical teammates are fully vaccinated or have an exemption. Certain of these vaccines are currently available under emergency use authorizations, and there can be no assurance that our patients and caregivers will choose to receive a COVID-19 vaccine or that the vaccines will prove to be as safe and effective as currently understood by the scientific community, particularly as it may relate to variants of the virus. In addition, we may encounter difficulties with the availability and storage of the vaccines, or experience other complications related to administering the vaccines, some of which have multiple dose requirements, or may include the administration of "boosters". As of December 31, 2021, we had administered approximately 217,000 COVID-19 vaccines and boosters due in part to the state and federal vaccine allocations to dialysis providers. Certain state and federal agencies, including the Occupational Safety and Health Administration (OSHA) and CMS, have released requirements, or are in the process of modifying existing requirements associated with the continued protection of employees as it relates to COVID-19. These requirements related to, among other things, initial and booster vaccines, PPE, fit-testing, surveillance testing of our teammates for COVID-19 and other increased obligations with which we must comply may further impact our costs, create operational challenges, negatively impact our ability to attract and retain employees and create a risk of non-compliance if we are not able to successfully implement such requirements. We operate in a complex and highly regulated environment, and the novel nature of our COVID-19 response, including, for example, with respect to regulatory waivers, our administration of the COVID-19 vaccines, and our efforts to comply with evolving rules and regulations, may increase our exposure to legal, regulatory and clinical risks.
In addition, federal COVID-19 relief legislation suspended the 2% Medicare sequestration from May 1, 2020 through December 31, 2021. The Protecting Medicare and American Farmers from Sequester Cuts Act, signed into law on December 10, 2021, extended the suspension of the 2% Medicare sequestration from December 31, 2021 through March 31, 2022, with 1% Medicare sequestration beginning April 1, 2022 through June 30, 2022 and 2% Medicare sequestration beginning July 1, 2022. While in effect, the suspension of sequestration has significantly increased, and will continue to significantly increase, our revenues.
We believe the ultimate impact of this public health crisis on the Company will depend on future developments that are highly uncertain and difficult to predict, including among others the ultimate severity and duration of the pandemic; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus, such as the Delta and Omicron variants; COVID-19's impact on the chronic kidney disease (CKD) patient population and our patient population, including on the mortality of these patients; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments and therapies; the pandemic’s continuing impact on our revenue and non-acquired growth due to lower treatment volumes, the U.S. and global economies, unemployment, labor market conditions, inflation and monetary policies; the potential negative impact on our commercial mix or the number of patients covered by commercial insurance plans; continued increased COVID-related costs; supply chain challenges and disruptions; the responses of our competitors to the pandemic and related changes in the marketplace; the timing, scope and effectiveness of federal, state and local government responses to the continuing pandemic; and any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern our business. In many cases, the impact of the pandemic on us may persist even after the pandemic subsidies.
For additional discussion of the COVID-19 pandemic and our response, including its impact on us and related risks and uncertainties, please see the discussion in Part I Item 1. Business under the headings, "COVID-19 and its impact on our business" and "Human Capital Management," as well as the risk factor in Part I Item 1A. Risk Factors under the heading "We face various risks related to the dynamic and evolving novel coronavirus pandemic, many of which may have a material adverse impact on us."

Consolidated results of operations
The following table summarizes our revenues, operating income and adjusted operating income by line of business. See the discussion of our results for each line of business following this table. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Year ended December 31,		Annual change
	2021	2020	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$10,667	$10,660	$7	0.1%
Other - Ancillary services	1,047	1,053	(6)	(0.6)%
Elimination of intersegment revenues	(95)	(162)	67	41.4%
Total consolidated revenues	$11,619	$11,551	$68	0.6%

Operating income (loss):
U.S. dialysis	$1,975	$1,918	$57	3.0%
Other - Ancillary services	(66)	(76)	10	13.2%
Corporate administrative support	(112)	(147)	35	23.8%
Operating income	$1,797	$1,695	$102	6.0%

Adjusted operating income (loss):(1)
U.S. dialysis	$1,975	$1,918	$57	3.0%
Other - Ancillary services	(66)	(60)	(6)	(10.0)%
Corporate administrative support	(112)	(112)	—	—%
Adjusted operating income	$1,797	$1,746	$51	2.9%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of non-GAAP measures" section below.
U.S. dialysis business
As of December 31, 2021, our U.S. dialysis business is a leading provider of kidney dialysis services, operating 2,815 outpatient dialysis centers serving a total of approximately 203,100 patients, and contracted to provide hospital inpatient dialysis services in approximately 850 hospitals. We estimate that we have approximately a 36% share of the U.S. dialysis market based upon the number of patients we serve.
Approximately 91% of our 2021 consolidated revenues were derived directly from our U.S. dialysis business. The principal drivers of our U.S. dialysis revenues include    :
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
Within our U.S. dialysis business, our home-based dialysis and hospital inpatient dialysis services are operationally integrated with our outpatient dialysis centers and related laboratory services. Our outpatient, home-based and hospital inpatient dialysis services comprise approximately 76%, 18% and 6% of our U.S. dialysis revenues, respectively.
In the U.S., government dialysis-related payment rates are principally determined by federal Medicare and state Medicaid policy. For 2021, approximately 68% of our total U.S. dialysis patient services revenues were generated from government-based programs for services to approximately 90% of our total U.S. patients. These government-based programs are principally Medicare and Medicare Advantage, Medicaid and managed Medicaid plans, and other government plans, representing approximately 58%, 7% and 3% of our U.S. dialysis patient services revenues, respectively.
On October 29, 2021, CMS issued a final rule to update the ESRD PPS payment rate and policies, as described further above. CMS estimates the final rule will affect ESRD facilities' average reimbursement by a productivity-adjusted market basket increase of 1.9% in 2022. In addition, the Protecting Medicare and American Farmers from Sequester Cuts Act extended the suspension of the 2% Medicare sequestration from December 31, 2021 through March 31, 2022, with 1% Medicare sequestration beginning April 1, 2022 through June 30, 2022 and 2% Medicare sequestration beginning July 1, 2022.
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
For discussion of government reimbursement, the Medicare ESRD bundled payment system, Medicare Advantage and commercial reimbursement, see the discussion in Part I. Item 1. Business under the heading "U.S. dialysis business – Sources of revenue-concentrations and risks." For a discussion of operational, clinical and financial risks and uncertainties that we face in connection with the Medicare ESRD bundled payment system, see the risk factor in Part I. Item 1A. Risk Factors under the heading "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows, could materially harm our stock price, and in some circumstances, could materially harm our reputation." For a discussion of operational, clinical and financial risks and uncertainties that we face in connection with commercial payors, see the risk factor in Item 1A. Risk Factors under the heading "If the number or percentage of patients with higher-paying commercial insurance declines, if the average rates that commercial payors pay us decline, if patients in commercial plans are subject to restriction in plan designs, if we are unable to maintain contracts with payors with competitive terms, including, without limitation, reimbursement rates, scope and duration of coverage and in-network benefits, it could have a material adverse effect on our business, results of operations, financial condition and cash flows."
Effective January 1, 2021, both oral and intravenous forms of calcimimetics were added to the ESRD PPS bundled payment, and as a result our operating income from calcimimetics was more stable in 2021 and will continue to be in the future as compared to the year ended December 31, 2020 under the transitional drug add-on payment adjustment (TDAPA) model. For the year ended December 31, 2020, the oral and intravenous forms of calcimimetics were separately reimbursed through a TDAPA model based on a pass-through rate of the average sales price plus 0%, before sequestration.
Approximately 1% and 4% of our total U.S. dialysis patient services revenues for the years 2021 and 2020, respectively, were associated with the administration of separately-billable physician-prescribed pharmaceuticals, the majority of which relate to the administration of calcimimetics.
We anticipate that we will continue to experience increases in our operating costs in 2022 that may outpace any net Medicare, commercial or other rate increases that we may receive, which could significantly impact our operating results. In particular, we expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, including increases in maintenance costs, regardless of whether there is a compensating inflation-based increase in Medicare, commercial or other payor payment rates. We also continue to expect to incur additional COVID-19-related costs while the pandemic continues. In addition, we expect to continue to incur capital expenditures and associated depreciation and amortization to improve, renovate and maintain our facilities, equipment and information technology to meet evolving regulatory requirements and otherwise.
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
•business infrastructure costs, which include the operating costs of our dialysis centers; and
•medical supply costs.
Other cost categories that can present significant variability include insurance costs and professional fees. In addition, proposed ballot initiatives or referendums, legislation, regulations or policy changes could cause us to incur substantial costs to prepare for, or implement changes required. Any such changes could result in, among other things, increases in our labor costs or limitations on the amount of revenue that we can retain. For additional information on risks associated with potential and proposed ballot initiatives, referendums, legislation, regulations or policy changes, see the risk factor in Item 1A. Risk Factors under the heading, "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
Our average clinical hours per treatment were relatively flat in 2021 compared to 2020. We are always striving for improved productivity levels, however, changes in things such as federal and state policies or regulatory billing requirements can lead to increased labor costs. In 2021, the demand for skilled clinical personnel continued, exacerbated by the nationwide shortage caused by the continuing COVID-19 pandemic on these resources. In 2021 and 2020, we experienced an increase in our clinical labor rates of approximately 3.9% and 3.0%, respectively, consistent with general industry trends. We expect to continue to see higher clinical labor rates in 2022 due to the labor market conditions and the continued competition for skilled clinical personnel. In 2021, our overall clinical teammate retention declined from 2020. We also continue to experience increases in the infrastructure and operating costs of our dialysis centers and general increases in rent and repairs and maintenance. In 2021, we continued to implement certain cost control initiatives to help manage our overall operating costs, including labor productivity and utilities expense, and we expect to continue these initiatives in 2022.
Our U.S. dialysis general and administrative expenses represented 8.7% and 9.0% of our U.S. dialysis revenues in 2021 and 2020, respectively. Increases in general and administrative expenses over the last several years were primarily related to strengthening our dialysis business and related compliance and operational processes, responding to certain legal and compliance matters, professional fees associated with enhancing our information technology systems and more recent advocacy costs in 2020 related to countering union policy efforts. We expect that these levels of general and administrative expenses will be impacted by higher advocacy costs in 2022 compared to 2021, continued investment in developing our capabilities and executing on our strategic priorities, among other things.
U.S. dialysis results of operations
Treatment volume:

	Year ended December 31,		Annual change
	2021	2020	Amount	Percent
Dialysis treatments	29,622,188	30,314,619	(692,431)	(2.3)%
Average treatments per day	94,640	96,667	(2,027)	(2.1)%
Treatment days	313.0	313.6	(0.6)	(0.2)%
Normalized non-acquired treatment growth(1)	(1.9)%	1.0%		(2.9)%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given period versus the prior period.
Our U.S. dialysis treatment volume is directly correlated with our operating revenues and expenses. The decrease in our U.S. dialysis treatments was driven by approximately (0.6) fewer treatment days in 2021 compared to 2020 and a decrease in non-acquired treatments, partially offset by acquired treatment growth. Treatment volume in 2021 was negatively impacted by higher mortality and missed treatments than in 2020. We believe the increased mortality rate is largely attributable to the impact of COVID-19 on our patient population.
Revenues:

	Year ended December 31,		Annual change
	2021	2020	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$10,667	$10,660	$7	0.1%
Average patient service revenue per treatment	$359.24	$350.31	$8.93	2.5%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.
U.S. dialysis revenues were positively impacted by an increase in our average patient service revenue per treatment driven by favorable changes in government mix due to shifts to Medicare Advantage plans, favorable changes in government rate related to increased Medicare base rates in 2021 and the temporary suspension of Medicare sequestration, as well as an increase in commercial mix and hospital inpatient dialysis services revenue per treatment. This was partially offset by changes in our treatment volume, as described above.

Operating expenses and charges:

	Year ended December 31,		Annual change
	2021	2020	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$7,153	$7,222	$(69)	(1.0)%
General and administrative(1)	926	958	(32)	(3.3)%
Depreciation and amortization	643	595	48	8.1%
Equity investment income	(30)	(33)	3	9.1%
Total operating expenses and charges	$8,692	$8,742	$(50)	(0.6)%
Patient care costs per treatment	$241.47	$238.24	$3.23	1.4%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers

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
U.S. dialysis patient care costs per treatment increased primarily due to increases in compensation expenses related to increased wages and health benefit expenses due to lower than normal claims volume in 2020 due to COVID-19, other direct operating expenses associated with our dialysis centers, medical supply expense and insurance expense. These increases were partially offset by decreases in pharmaceutical unit costs and intensity and COVID-19-related compensation expenses, utilities expense driven by our virtual power purchase arrangements and professional fees.
General and administrative expenses. U.S. dialysis general and administrative expenses decreased primarily due to decreases in advocacy costs and contributions to our charitable foundation, partially offset by increases in compensation expenses related to labor costs, health benefit expenses and payroll taxes, as well as increases in professional fees and long-term incentive compensation.
Depreciation and amortization. Depreciation and amortization expense is directly impacted by the number of dialysis centers and the information technology we develop and acquire. U.S. dialysis depreciation and amortization expense increased primarily due to the development of new centers and renovation of existing centers as well as accelerated depreciation for expected center closures.
Equity investment income. U.S. dialysis equity investment income decreased primarily due to a decline in profitability at our nonconsolidated joint ventures due to growth in development of new centers.
Operating income and adjusted operating income

	Year ended December 31,		Annual change
	2021	2020	Amount	Percent
	(dollars in millions)
Operating income	$1,975	$1,918	$57	3.0%
Adjusted operating income(1)	$1,975	$1,918	$57	3.0%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income by reportable segment, see the "Reconciliations of non-GAAP measures" section below.
U.S. dialysis operating income and adjusted operating income increased compared to 2020 primarily due to an increase in our average patient service revenue per treatment and decreases in pharmaceutical unit costs and intensity, COVID-19-related compensation expenses, advocacy costs, utilities expense, as described above, and contributions to our charitable foundation. These increases to operating income were partially offset by a decrease in dialysis treatments and increases in compensation expense, as described above, other direct operating expenses associated with our dialysis centers, medical supply expense, insurance expense and long-term incentive compensation.

Other - Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of December 31, 2021, these consisted primarily of our U.S. integrated care and disease management business (DaVita IKC), physician services, and clinical research programs (DaVita Clinical Research), as well as our international operations. These ancillary services, including our international operations, generated revenues of approximately $1.047 billion in 2021, representing approximately 9% of our consolidated revenues.
As of December 31, 2021, DaVita IKC provided integrated care and disease management services to approximately 16,000 patients in risk-based integrated care arrangements and to an additional 7,000 patients in other integrated care arrangements. We also expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include, among other things, healthcare services not related to dialysis.
As further described in the risk factor in Item 1A. Risk Factors under the heading, "The ancillary services and strategic initiatives and international operations that we operate or invest in now or in the future may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, our business, results of operations, financial condition and cash flows may be negatively impacted and we may have to write off our investment and incur other exit costs," if any of our ancillary services, strategic initiatives or our international operations are unsuccessful, it may have a negative impact on our business, results of operations, financial condition and cash flows, and if we determine to exit that line of business we may incur significant termination costs. For discussion of risks and potential impacts specific to our integrated kidney care business and related growth strategy, see the risk factor under the heading "If we are not able to successfully implement our strategy with respect to our integrated kidney care and value-based care initiatives, including maintaining our existing business and further developing our capabilities in a complex and highly regulated environment, it could result in a loss of our investments and have a material adverse effect on our growth strategy, could adversely impact our business, results of operations, financial condition and cash flows, and could materially harm our reputation." In addition, we have in the past and may in the future incur material write-offs or impairments of our investments, including goodwill, in one or more of these ancillary services.
As of December 31, 2021, our international dialysis business owned or operated 339 outpatient dialysis centers located in ten countries outside of the U.S. For 2021, total revenues generated from our international operations were approximately 6% of our consolidated revenues.
Ancillary services results of operations

	Year ended December 31,		Annual change
	2021	2020	Amount	Percent
	(dollars in millions)
Revenues:
U.S. ancillary	$371	$489	$(118)	(24.1)%
International	676	564	112	19.9%
Total ancillary services revenues	$1,047	$1,053	$(6)	(0.6)%

Operating (loss) income:
U.S. ancillary	$(108)	$(99)	$(9)	(9.1)%
International(1)	42	23	19	82.6%
Total ancillary services loss	$(66)	$(76)	$10	13.2%

Adjusted operating (loss) income(2):
U.S. ancillary	$(108)	$(83)	$(25)	(30.1)%
International(1)	42	23	19	82.6%
Total adjusted operating loss:	$(66)	$(60)	$(6)	(10.0)%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)The reported operating income and adjusted operating income for the years ended December 31, 2021 and December 31, 2020, includes foreign currency gains (losses) embedded in equity method income recognized from our APAC joint venture of approximately $3 million and $(3) million, respectively.
(2)For a reconciliation of adjusted operating (loss) income by reportable segment, see the "Reconciliations of non-GAAP measures" section below.

Revenues:
Our U.S. ancillary services revenues decreased due to a decrease in revenues at our integrated care and disease management business primarily due to a reduction in members in our special needs plans, as well as a decrease in revenues related to completion of our ESCO programs in the first quarter of 2021 and decreased revenues related to the sale of our vascular access business, RMS Lifeline, Inc. (Lifeline), as described below, partially offset by an increase in revenues in our physician services business. Our international revenues increased primarily as a result of acquired treatment growth as we continue to expand our international business.
Charges impacting operating income:
Loss on changes in ownership interests, net. We sold 100% of the stock of Lifeline, our vascular access business, effective May 1, 2020 and recognized a loss of approximately $16 million on this transaction.
Operating loss and adjusted operating loss:
Our U.S. ancillary services operating loss and adjusted operating loss were impacted by the sale of Lifeline, as described above. These losses were also impacted by a decline in operating results at our integrated care and disease management business due to increased investments to build up our integrated care support function, partially offset by a one-time non-recurring benefit received in the fourth quarter, improved performance at our physicians services business and decreased expenses in our clinical research business. International operating results increased primarily due to acquisition-related growth in our international business.
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
Corporate administrative support expenses decreased $35 million primarily driven by accruals for legal matters, as described above, as well as a decrease in severance accruals associated with our senior executive leadership transition in 2020, partially offset by increased legal fees in 2021.
Corporate-level charges

	Year ended December 31,		Annual change
	2021	2020	Amount	Percent
	(dollars in millions)
Debt expense	$285	$304	$(19)	(6.3)%
Debt prepayment, refinancing and redemption charges	$—	$89	$(89)
Other income, net	$6	$17	$(11)	(64.7)%
Effective income tax rate	20.2%	23.8%		(3.6)%
Effective income tax rate from continuing operations attributable to DaVita Inc.(1)	23.8%	28.6%		(4.8)%
Net income attributable to noncontrolling interests	$233	$221	$12	5.4%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)For a reconciliation of our effective income tax rate from continuing operations attributable to DaVita Inc., see the "Reconciliations of non-GAAP measures" section below.
Debt expense
Debt expense decreased primarily due to a decrease in our overall weighted average effective interest rate on our debt, including a reduction in the LIBOR component of the interest rate on debt under our senior secured credit facilities and the repricing of our Term Loan B-1 as well as the refinancing our 5.125% senior notes and 5.0% senior notes with lower cost debt, partially offset by additional debt expense associated with the Additional 2030 Notes offering completed in February 2021. Our overall weighted average effective interest rate in 2021 was 3.28% compared to 3.59% in 2020. See Note 13 to the consolidated financial statements for further information on the components of our debt and changes in them since 2020.

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
Other income
Other income consists primarily of interest income on cash and cash equivalents and short- and long-term investments, realized and unrealized gains and losses recognized on investments, and foreign currency transaction gains and losses. Other income decreased primarily due to losses on certain investments that began trading in public markets during the second quarter of 2021 and a decrease in interest income on our holdings of cash and cash equivalents in 2021. These decreases were partially offset by a reduction in foreign currency transaction losses.
Provision for income taxes
The effective income tax rate and effective income tax rate from continuing operations attributable to DaVita Inc. decreased in 2021 primarily due to an increase in tax benefits from stock-based compensation deductions, reductions in nondeductible advocacy spending in 2021 and deferred tax benefits recognized with respect to our foreign provision which were partially offset by re-measurement of our federal deferred taxes in 2021. Additionally we recognized a benefit for a favorable settlement reached with state tax authorities which was partially offset by an accrual for our federal uncertain tax positions.
Net income attributable to noncontrolling interests
The increase in income attributable to noncontrolling interests in 2021 compared to 2020 was due to improved earnings at certain U.S. dialysis partnerships.
Accounts receivable
Our consolidated accounts receivable balances at December 31, 2021 and December 31, 2020 were $1.958 billion and $1.824 billion, respectively, representing approximately 62 days and 59 days of revenue (DSO), respectively. The increase in consolidated DSO was primarily due to an increase of two days of DSO in our U.S. dialysis business primarily due to temporary billing holds. Our DSO calculation is based on the most recent quarter’s average revenues per day. There were no significant changes during 2021 from 2020 in the carrying amount of accounts receivable outstanding over one year old or in the amounts pending approval from third-party payors.
As of December 31, 2021 and 2020, our patient services accounts receivable balances that are more than six months old represents approximately 16% and 17%, respectively of our total accounts receivable balances outstanding. Substantially all revenue realized is from government and commercial payors, as discussed above. Less than 1% of our revenues in both periods were classified as patient pay.
Amounts pending approval from third-party payors associated with Medicare bad debt claims as of December 31, 2021 and 2020, other than the standard monthly billing, consisted of approximately $133 million and $154 million, respectively, and are classified as other receivables. A significant portion of our Medicare bad debt claims are typically paid to us before the Medicare fiscal intermediary audits the claims but are subject to subsequent adjustment based upon the actual results of those audits. Such audits typically occur one to four years after the claims are filed.

Liquidity and capital resources
The following table summarizes our major sources and uses of cash, cash equivalents and restricted cash:

	Year ended December 31,		Annual change
	2021	2020	Amount	Percent
	(dollars in millions)
Net cash provided by operating activities:
Net income	$1,212	$995	$217	21.8%
Non-cash items in net income	860	1,089	(229)	(21.0)%
Other working capital changes	(108)	(78)	(30)	(38.5)%
Other	(33)	(26)	(7)	(26.9)%
	$1,931	$1,979	$(48)	(2.4)%

Net cash used in investing activities:
Capital expenditures:
Routine maintenance/IT/other	$(421)	$(399)	$(22)	(5.5)%
Development and relocations	(220)	(275)	55	20.0%
Acquisition expenditures	(187)	(182)	(5)	(2.7)%
Proceeds from sale of self-developed properties	56	93	(37)	(39.8)%
DMG post-closing sale proceeds adjustment	—	(47)	47	100.0%
Other	(12)	(15)	3	20.0%
	$(785)	$(825)	$40	4.8%

Net cash used in financing activities:
Debt issuances (payments), net	$754	$(64)	$818	1,278.1%
Deferred financing and debt redemption costs	(9)	(106)	97	91.5%
Distributions to noncontrolling interests	(244)	(253)	9	3.6%
Contributions from noncontrolling interests	32	43	(11)	(25.6)%
Stock award exercises and other share issuances	(60)	(1)	(59)	(5,900.0)%
Share repurchases	(1,539)	(1,458)	(81)	(5.6)%
Other	(17)	(8)	(9)	(112.5)%
	$(1,083)	$(1,847)	$764	41.4%

Total number of shares repurchased	13,877,193	16,477,378	(2,600,185)	(15.8)%

Free cash flow(1)	$1,133	$1,188	$(55)	(4.6)%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)For a reconciliation of our free cash flow, see the "Reconciliations of Non-GAAP measures" section below.
Consolidated cash flows
Consolidated cash flows from operating activities for 2021 and 2020 were $1,931 million and $1,979 million, respectively. The decrease in cash flow from continuing operations was primarily driven by an increase in total DSO of approximately three days for 2021 compared to an increase of one day in 2020, combined with the net legal settlement payment partially offset by a decrease in cash interest paid.
Cash flows used for investing activities in 2021 decreased $40 million compared to 2020 primarily due to the final settlement payment made for the DMG sale in 2020, as well as a decrease in capital expenditures related to development partially offset by a reduction in proceeds from sale of assets. See below for additional information regarding the growth in our dialysis centers.
Cash flows used in financing activities decreased $764 million in 2021 compared to 2020. Significant sources of cash during 2021 included proceeds from the issuance of $1,000 million in aggregate principal amount of the Additional 2030 Notes as an add-on offering to our 4.625% senior notes due 2030 that were issued at an offering price of 101.750% of face amount in February 2021. Significant uses of cash during 2021 primarily consisted of the repayment in full of borrowings under our revolving line of credit, net payments of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $88 million on Term Loan A and $27 million on Term Loan B-1 and additional required principal payments under other debt arrangements. In addition, we incurred bond issuance costs of approximately $9 million.

See further discussion in Note 13 to the consolidated financial statements related to debt financing activities. In addition, during the year ended December 31, 2021 we used cash to repurchase 13,877,193 shares of our common stock.
By comparison, in 2020 debt activity primarily consisted of issuances of $1,500 million in aggregate principal amount of 3.75% senior notes due 2031 in August 2020 and $1,750 million in aggregate principal amount of 4.625% senior notes due 2030 in June 2020, as well as a net draw of $75 million on our revolving line of credit. Significant uses of cash during 2020 included the subsequent redemptions in full of $1,500 million in aggregate principal amount of 5.0% senior notes due 2025 in August 2020 and $1,750 million in aggregate principal amount of 5.125% senior notes due 2024 in July 2020. Other net payments during 2020 primarily consisted of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $55 million on Term Loan A and $27 million on Term Loan B-1 and additional required principal payments under other debt arrangements. In addition, we incurred bond issuance costs of approximately $38 million, debt redemption premium charges related to the redemption of our senior notes due in 2024 and 2025 of approximately $67 million and costs of repricing our Term Loan B of approximately $3 million. See further discussion in Note 13 to the consolidated financial statements related to debt financing activities. For the year ended December 31, 2020 we used cash to repurchase 16,477,378 shares of our common stock.
Dialysis center capacity and growth
We are typically able to increase our capacity by extending hours at our existing dialysis centers, expanding our existing dialysis centers, relocating our dialysis centers, developing new dialysis centers and by acquiring dialysis centers. The development of a typical new outpatient dialysis center generally requires approximately $2.3 million for leasehold improvements and other capital expenditures. Based on our experience, a new outpatient dialysis center typically opens within a year after the property lease is signed, normally achieves operating profitability in the second year after Medicare certification, and normally reaches maturity within three to five years. Acquiring an existing outpatient dialysis center requires a substantially greater initial investment, but profitability and cash flows are generally accelerated and more predictable. To a limited extent, we enter into agreements to provide management and administrative services to outpatient dialysis centers in which we own a noncontrolling interest or which are wholly-owned by third parties in return for management fees.
The table below shows the growth in our dialysis operations by number of dialysis centers owned or operated:

	U.S.		International
	2021	2020	2021	2020
Number of centers operated at beginning of year	2,816	2,753	321	259
Acquired centers	19	8	17	66
Developed centers	42	81	7	5
Net change in non-owned managed or administered centers(1)	3	—	—	(6)
Sold and closed centers(2)	(11)	(6)	(5)	—
Closed centers(3)	(54)	(20)	(1)	(3)
Number of centers operated at end of year	2,815	2,816	339	321

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

Stock repurchases
The following table summarizes our common stock repurchases during the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
	(dollars in millions and shares in thousands, except per share data)
Open market repurchases
Shares	13,877	8,495
Amounts paid	$1,546	$742
Average paid per share	$111.41	$87.32

Tender offer(1)
Shares	—	7,982
Amounts paid	$—	$705
Average paid per share	$—	$88.32

Total
Shares	13,877	16,477
Amounts paid	$1,546	$1,447
Average paid per share	$111.41	$87.80

(1)The aggregate amounts paid for shares repurchased pursuant to our tender offer for our shares during the year ended December 31, 2020, include its clearing price of $88.00 per share plus related fees and expenses of $2.5 million.
Subsequent to December 31, 2021, we have repurchased 1,437,107 shares of our common stock for $159 million at an average cost of $110.73 per share through February 9, 2022. We retired all shares of common stock held in treasury effective December 31, 2021 and December 31, 2020.
See further discussion of our share repurchase activity and authorizations in Note 19 to the consolidated financial statements.
Available liquidity
As of December 31, 2021, our cash balance was $462 million and we held approximately $22 million in short-term investments. At that time we also had an undrawn $1.0 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of December 31, 2021. As of December 31, 2021 we separately had approximately $69 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
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
We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our senior secured credit facilities and our access to the capital markets, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. Our primary recurrent sources of liquidity are cash from operations and cash from borrowings, which are subject to general, economic, financial, competitive, regulatory and other factors that are beyond our control, as described in Item 1A. Risk Factors under the heading "The level of our current and future debt could have an adverse impact on our business, and our ability to generate cash to service our indebtedness and for other intended purposes and our ability to maintain compliance with debt covenants depends on many factors beyond our control."

Reconciliations of non-GAAP measures
The following tables provide reconciliations of adjusted operating income (loss) to operating income (loss) as presented on a U.S. generally accepted accounting principles (GAAP) basis for our U.S. dialysis reportable segment as well as for our U.S. ancillary services, our international business, and for our total ancillary services which combines them and is disclosed as our other segments category. These non-GAAP or "adjusted" measures are presented because management believes these measures are useful adjuncts to, but not alternatives for, our GAAP results.
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
It is important to bear in mind that these non-GAAP "adjusted" measures are not measures of financial performance under GAAP and should not be considered in isolation from, nor as substitutes for, their most comparable GAAP measures.

	Year ended December 31, 2021
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$1,975	$(108)	$42	$(66)	$(112)	$1,797
Adjusted operating income (loss)	$1,975	$(108)	$42	$(66)	$(112)	$1,797
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Year ended December 31, 2020
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$1,918	$(99)	$23	$(76)	$(147)	$1,695
Loss on changes in ownership interests, net		16		16		16
Accruals for legal matters					35	35
Adjusted operating income (loss)	$1,918	$(83)	$23	$(60)	$(112)	$1,746
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Year ended December 31,
	2021	2020
	(dollars in millions)
Income from continuing operations before income taxes	$1,518	$1,318
Less: Noncontrolling owners’ income primarily attributable to non-tax paying entities	(234)	(222)
Income from continuing operations before income taxes attributable to DaVita Inc.	$1,284	$1,097

Income tax expense for continuing operations	$307	$314
Income tax attributable to noncontrolling interests	(1)	(1)
Income tax expense from continuing operations attributable to DaVita Inc.	$306	$313

Effective income tax rate on income from continuing operations attributable to DaVita Inc.	23.8%	28.6%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Year ended December 31,
	2021	2020
	(dollars in millions)
Net cash provided by operating activities	$1,931	$1,979
Adjustments to reconcile net cash provided by continuing operating activities to free cash flow from continuing operations:
Distributions to noncontrolling interests	(244)	(253)
Contributions from noncontrolling interests	32	43
Expenditures for routine maintenance and information technology	(421)	(399)
Expenditures for development	(220)	(275)
Proceeds from sale of self-developed properties	56	93
Free cash flow	$1,133	$1,188
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
The following is a summary of these cash contractual obligations and commitments as of December 31, 2021:

	2022	2023-2024	2025-2026	Thereafter	Total
	(dollars in millions)
Debt and leases:
Long-term debt(1):
Principal payments	$155	$1,589	$2,633	$4,289	$8,666
Interest payments on credit facilities and senior notes	258	503	446	698	1,905
Financing leases(2)	24	54	60	161	299
Operating leases, including imputed interest(2)	494	974	775	1,294	3,537
	$931	$3,120	$3,914	$6,442	$14,407
Partnership interests subject to put provisions:(3)
On-balance sheet:
Noncontrolling interests subject to put provisions	1,150	151	64	70	1,435
Off-balance sheet:
Non-owned and minority owned put provisions	117	5			122
	$1,267	$156	$64	$70	$1,557

(1)See Note 13 to the consolidated financial statements for components of our long-term debt and related interest rates.

(2)See Note 14 to the consolidated financial statements for components of our leases and related interest rates.
(3)Represents amounts for which we are contractually committed, should the outside partner exercise its put option.
As of December 31, 2021 we have outstanding letters of credit in the aggregate amount of $69 million under a separate bilateral secured letter of credit facility.
In 2017, we entered into a Sourcing and Supply Agreement with Amgen USA Inc. (Amgen) that expires on December 31, 2022. Under the terms of the agreement, we will purchase EPO from Amgen in amounts necessary to meet no less than 90% of its requirements for erythropoiesis-stimulating agents (ESAs) through the expiration of the contract. The actual amount of EPO that we will purchase will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that we serve.
As of December 31, 2021 we have outstanding purchase agreements with various suppliers to purchase set amounts of dialysis equipment, parts, and supplies. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier. For additional information see Note 17 to the consolidated financial statements.
We also have certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated dialysis businesses that we manage and in which we own a noncontrolling equity interest or which are wholly-owned by third parties. For additional information see Note 17 to the consolidated financial statements.
Additionally, we expect our 2022 capital expenditures to be in alignment with 2021 capital expenditures.
In addition, we have approximately $88 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities. We expect a significant portion of these settlements to be paid in 2022.
Contingencies
The information in Note 16 to the consolidated financial statements included in this report is incorporated by reference in response to this item.
Critical accounting policies, estimates and judgments
Our consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies and noncontrolling interests subject to put provisions (redeemable equity interests). All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates, and such differences may be material. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience trends or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Certain accounting estimates, including those concerning revenue recognition and accounts receivable, fair value estimates for goodwill and noncontrolling interests, accounting for income taxes, and loss contingencies are considered to be critical to evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates. For additional information, see Part II Item 15, "Exhibits, Financial Statement Schedules" – Note 1 – "Organization and summary of significant accounting policies" as referred from Part II Item 8, "Financial Statements and Supplementary Data."
U.S. dialysis revenue recognition and accounts receivable. There are significant estimating risks associated with the amount of U.S. dialysis revenue that we recognize in a given reporting period. Payment rates are often subject to significant uncertainties related to wide variations in the coverage terms of the commercial healthcare plans under which we receive payments. In addition, ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. The measurement and recognition of revenue requires the use of estimates of the amounts that will ultimately be realized considering, among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters.
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
Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates; however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients covered under commercial healthcare plans with which we have formal agreements, non-contracted commercial healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, the estimated timing of collections, changes in our expectations of the amounts that we expect to collect and regulatory compliance matters. Determining applicable primary and secondary coverage for our approximately 203,100 U.S. dialysis patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years or longer after services are provided.
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
Certain fair value estimates. Fair value measurements and estimates affect, or potentially affect, a variety of elements in the Company's financial statements. Two of the elements most significantly impacted by fair value estimates are the Company's goodwill impairment assessments and remeasurements of its noncontrolling interests subject to put provisions balance.
Goodwill is not amortized, but is assessed for impairment when changes in circumstances warrant and at least annually. An impairment charge is recorded when and to the extent a reporting unit's carrying amount is determined to exceed its estimated fair value. Changes in circumstance that may trigger a goodwill impairment assessment for one of our business units can include, among others, changes in the legal environment, addressable market, business strategy, development or business plans, reimbursement structure, operating performance, future prospects, relationships with partners, and/or market value indications for the subject business. We use a variety of factors to assess changes in the financial condition, future prospects and other circumstances for businesses subject to goodwill impairment assessment. However, these assessments and the related valuations can involve significant uncertainties and require significant judgment on various matters. See Note 10 to the consolidated financial statements for a sensitivity summary on the Company's reporting units considered at risk of goodwill impairment as of December 31, 2021.
The Company is also required to remeasure its noncontrolling interests subject to put provisions to estimated fair value each reporting period. These estimates also require substantive judgment on meaningful uncertainties concerning this significant balance. See Notes 17 and 24 to the consolidated financial statements for a summary of the Company's approach to these valuations, the variables and uncertainties involved, and the sensitivity of these valuations to changes in a primary aggregate valuation metric.
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
Loss contingencies. As discussed in Notes 1 and 16 to the consolidated financial statements, we operate in a highly regulated industry and are party to various lawsuits, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from our obligation to self-report suspected violations of law), contract disputes and other legal proceedings. Assessments of such matters can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. We record accruals for loss contingencies on such matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. See Note 16 to the consolidated financial statements included in this report for further discussion.
Significant new accounting standards
See Note 1 to the consolidated financial statements included in this report for information regarding certain recent financial accounting standards that have been issued by the FASB.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity
The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The first table below presents principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2021. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of December 31, 2021. The Term Loan A interest rate margin in effect at December 31, 2021, was 1.50%. At December 31, 2021, the Term Loan B-1 interest rate margin in effect was 1.75%. The interest rates in effect on our Term Loan A and revolving line of credit are subject to adjustment depending upon changes in our leverage ratio.

	Expected maturity date							Average interest rate	Fair value(1)
	2022	2023	2024	2025	2026	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$35	$40	$31	$32	$42	$4,447	$4,627	4.44%	$4,363
Variable rate	$144	$178	$1,394	$36	$2,583	$3	$4,338	2.20%	$4,336

(1)Represents the fair value of our long-term debt excluding financing leases.

	Notional amount	Contract maturity date					Receive variable	Fair value
		2022	2023	2024	2025	2026
	(dollars in millions)
2019 interest rate cap agreements	$3,500	$—	$—	$3,500	$—	$—	LIBOR above 2.0%	$12.2
For a further discussion of our debt, see Note 13 to our consolidated financial statements at Part II Item 15, "Exhibits, Financial Statement Schedules" – Note 13 as referred from Part II Item 8, "Financial Statements and Supplementary Data."
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
One means of assessing exposure to debt-related interest rate changes is a duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a parallel shift in the yield curve). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $33.8 million, $34.8 million, and $32.4 million, net of tax, for the years ended December 31, 2021, 2020, and 2019, respectively.
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
We evaluate our exposure to foreign exchange risk through the judgment of our international and corporate management teams. Through 2021, our international operations have remained fairly small relative to the size of our consolidated financial statements, constituting approximately 9% of our consolidated assets and approximately 6% of our consolidated revenues for the year ended December 31, 2021, with no single country constituting more than 3% of consolidated assets. In addition, our unrealized foreign currency translation losses were approximately 5%, 0.4%, and 1% of our consolidated operating income for the years ended December 31, 2021, 2020 and 2019.
Given the relatively small size of our international operations, management does not consider our exposure to foreign exchange risk to be significant to the consolidated enterprise. As such, through December 31, 2021, we have not engaged in transactions to hedge the exposure of our international transactions or net investments to foreign currency risk.
Item 8.        Financial Statements and Supplementary Data.
See the Index to Financial Statements and Index to Financial Statement Schedules included at Item 15, "Exhibits, Financial Statement Schedules."
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Management has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits pursuant to the Securities Exchange Act of 1934 (Exchange Act) as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate to allow for timely decisions regarding required disclosures.
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures in accordance with the Exchange Act requirements as of December 31, 2021. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as required by the Exchange Act as of such date for our Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.
There was no change in the Company's internal control over financial reporting that was identified during the evaluation that occurred during the fourth fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

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
The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled "Proposal 1 Election of Directors", "Corporate Governance", and "Security Ownership of Certain Beneficial Owners and Management" to be included in our definitive proxy statement relating to our 2022 annual stockholder meeting.
Item 11.        Executive Compensation.
The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Executive Compensation", "Pay Ratio Disclosure", "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" included in our definitive proxy statement relating to our 2022 annual stockholder meeting. The information required by Item 407(e)(5) of Regulation S-K will appear in and is incorporated by reference from the section entitled "Compensation Committee Report" to be included in our definitive proxy statement relating to our 2022 annual stockholder meeting; however, this information shall not be deemed to be filed.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information about our common stock that may be issued upon the exercise of stock-settled stock appreciation rights, restricted stock units and other rights under all of our existing equity compensation plans as of December 31, 2021, which consist of our 2020 Incentive Award Plan, 2011 Incentive Award Plan and our Employee Stock Purchase Plan. The material terms of these plans are described in Note 18 to the consolidated financial statements.

Plan category (shares in thousands)	Number of shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	9,743	$64.66	13,658	23,401
Equity compensation plans not requiring shareholder approval	—	—	—	—
Total	9,743	$64.66	13,658	23,401

(1)    Includes 829 shares of common stock reserved for issuance in connection with performance share units at the maximum number of shares issuable thereunder.
(2)    This weighted average excludes full value awards such as restricted stock units and performance share units.
Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled "Security Ownership of Certain Beneficial Owners and Management" to be included in our definitive proxy statement relating to our 2022 annual stockholder meeting.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will appear in, and is incorporated by reference from, the section entitled "Certain Relationships and Related Transactions" and the section entitled "Corporate Governance" to be included in our definitive proxy statement relating to our 2022 annual stockholder meeting.
Item 14.        Principal Accounting Fees and Services.
The information required by this item will appear in, and is incorporated by reference from, the section entitled "Proposal 2 Ratification of the Appointment of our Independent Registered Public Accounting Firm" to be included in our definitive proxy statement relating to our 2022 annual stockholder meeting.

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
During the last fiscal year, the Company conducted an evaluation, under the oversight of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s internal control over financial reporting. This evaluation was completed based on the criteria established in the report titled "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included in this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
DaVita Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flow for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
U.S. dialysis patient service revenue recognition
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company recognized $10,642 million in U.S. dialysis patient service revenue for the year ended December 31, 2021. There are uncertainties associated with estimating U.S. dialysis patient service revenue, which generally take several years to resolve. As these estimates are refined over time, both positive and negative adjustments are recognized in the current period.
We identified the recognition of the transaction price the Company expects to collect as a result of satisfying its performance obligations related to U.S. dialysis patient service revenue as a critical audit matter because it involves estimation that requires complex auditor judgment. The key assumptions and inputs used to estimate the transaction price relate to ongoing insurance coverage changes, differing interpretations of contract coverage, determination of applicable primary and secondary coverage, coordination of benefits, and varying patient characteristics impacting Medicare reimbursements. Changes to the key assumptions and inputs used in the application of the methodology may have a significant effect on the Company’s determination of the estimate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s U.S. dialysis patient service revenue recognition process, including controls related to the application of the methodology used to estimate the transaction price, and the key assumptions and inputs. We evaluated the Company’s key assumptions and inputs to estimate the transaction price the Company expects to collect as a result of satisfying its performance obligations by comparing key assumptions to historical collection experience, trends of refunds and payor payment adjustments, delays in the Company’s billing and collection process and regulatory compliance matters. Additionally, we compared U.S. dialysis patient service revenue related to the transaction price estimates recognized in prior periods to actual cash collections related to performance obligations satisfied in prior periods to analyze the Company’s ability to estimate the transaction price the Company expects to collect as a result of satisfying its performance obligations. We developed an estimate of U.S. dialysis patient service revenue based on actual and expected cash collections and compared the estimate to U.S. dialysis patient service revenue recorded by the Company for the year ended December 31, 2021.
Evaluation of legal proceedings and regulatory matters
As discussed in Note 16 to the consolidated financial statements, the Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.
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
February 11, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
DaVita Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited DaVita Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flow for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 11, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Seattle, Washington
February 11, 2022

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars and shares in thousands, except per share data)

	Year ended December 31,
	2021	2020	2019
Dialysis patient service revenues	$11,213,515	$11,026,251	$10,896,706
Other revenues	405,282	524,353	491,773
Total revenues	11,618,797	11,550,604	11,388,479
Operating expenses:
Patient care costs	7,972,414	7,988,613	7,914,485
General and administrative	1,195,335	1,247,584	1,103,312
Depreciation and amortization	680,615	630,435	615,152
Equity investment income, net	(26,937)	(26,916)	(12,679)
Goodwill impairment charges	—	—	124,892
Loss on changes in ownership interest, net	—	16,252	—
Total operating expenses	9,821,427	9,855,968	9,745,162
Operating income	1,797,370	1,694,636	1,643,317
Debt expense	(285,254)	(304,111)	(443,824)
Debt prepayment, refinancing and redemption charges	—	(89,022)	(33,402)
Other income, net	6,378	16,759	29,348
Income from continuing operations before income taxes	1,518,494	1,318,262	1,195,439
Income tax expense	306,732	313,932	279,628
Net income from continuing operations	1,211,762	1,004,330	915,811
Net (loss) income from discontinued operations, net of tax	—	(9,653)	105,483
Net income	1,211,762	994,677	1,021,294
Less: Net income attributable to noncontrolling interests	(233,312)	(221,035)	(210,313)
Net income attributable to DaVita Inc.	$978,450	$773,642	$810,981

Earnings per share attributable to DaVita Inc.:
Basic net income from continuing operations	$9.30	$6.54	$4.61
Basic net income	$9.30	$6.46	$5.29
Diluted net income from continuing operations	$8.90	$6.39	$4.60
Diluted net income	$8.90	$6.31	$5.27

Weighted average shares for earnings per share:
Basic shares	105,230	119,797	153,181
Diluted shares	109,948	122,623	153,812

Amounts attributable to DaVita Inc.:
Net income from continuing operations	$978,450	$783,295	$706,832
Net (loss) income from discontinued operations	—	(9,653)	104,149
Net income attributable to DaVita Inc.	$978,450	$773,642	$810,981
 See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year ended December 31,
	2021	2020	2019
Net income	$1,211,762	$994,677	$1,021,294
Other comprehensive loss, net of tax:
Unrealized gains (losses) on interest rate cap agreements:
Unrealized gains (losses)	7,155	(16,346)	1,151
Reclassification into net income	4,133	5,313	6,377
Unrealized losses on foreign currency translation	(84,381)	(7,623)	(20,102)
Other comprehensive loss	(73,093)	(18,656)	(12,574)
Total comprehensive income	1,138,669	976,021	1,008,720
Less: Comprehensive income attributable to noncontrolling interests	(233,312)	(221,035)	(210,313)
Comprehensive income attributable to DaVita Inc.	$905,357	$754,986	$798,407
 See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(dollars and shares in thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$461,900	$324,958
Restricted cash and equivalents	93,060	176,832
Short-term investments	22,310	20,101
Accounts receivable	1,957,583	1,824,282
Inventories	107,428	111,625
Other receivables	427,321	544,376
Prepaid and other current assets	72,517	76,387
Income tax receivable	25,604	70,163
Total current assets	3,167,723	3,148,724
Property and equipment, net of accumulated depreciation	3,479,972	3,521,824
Operating lease right-of-use assets	2,824,787	2,863,089
Intangible assets, net of accumulated amortization	177,693	166,585
Equity method and other investments	238,881	257,491
Long-term investments	49,514	32,193
Other long-term assets	136,677	79,501
Goodwill	7,046,241	6,919,109
	$17,121,488	$16,988,516
LIABILITIES AND EQUITY
Accounts payable	$402,049	$434,253
Other liabilities	709,345	810,529
Accrued compensation and benefits	659,960	685,555
Current portion of operating lease liabilities	394,357	369,497
Current portion of long-term debt	179,030	168,541
Income tax payable	53,792	7,768
Total current liabilities	2,398,533	2,476,143
Long-term operating lease liabilities	2,672,713	2,738,670
Long-term debt	8,729,150	7,917,263
Other long-term liabilities	119,158	150,060
Deferred income taxes	830,954	809,600
Total liabilities	14,750,508	14,091,736
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,434,832	1,330,028
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 97,289 and 109,933 shares issued and outstanding at December 31, 2021, and 2020, respectively)	97	110
Additional paid-in capital	540,321	597,073
Retained earnings	354,337	852,537
Accumulated other comprehensive loss	(139,247)	(66,154)
Total DaVita Inc. shareholders' equity	755,508	1,383,566
Noncontrolling interests not subject to put provisions	180,640	183,186
Total equity	936,148	1,566,752
	$17,121,488	$16,988,516
See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$1,211,762	$994,677	$1,021,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	680,615	630,435	615,152
Impairment charges	—	—	124,892
Debt prepayment, refinancing and redemption charges	—	86,957	33,402
Stock-based compensation expense	102,209	91,458	67,850
Deferred income taxes	60,483	240,848	41,723
Equity investment loss, net	5,215	13,830	8,582
Loss on sales of business interests, net	—	24,248	23,022
Other non-cash charges, net	11,231	747	49,579
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(138,140)	(21,087)	(79,957)
Inventories	5,720	(12,349)	10,158
Other receivables and prepaid and other current assets	128,661	(79,277)	2,790
Other long-term assets	(26,387)	(6,123)	6,965
Accounts payable	(30,320)	37,200	(84,539)
Accrued compensation and benefits	(16,717)	(20,931)	(14,697)
Other current liabilities	(93,645)	105,637	181,940
Income taxes	36,921	(87,391)	95,645
Other long-term liabilities	(6,732)	(19,851)	(31,446)
Net cash provided by operating activities	1,930,876	1,979,028	2,072,355
Cash flows from investing activities:
Additions of property and equipment	(641,465)	(674,541)	(766,546)
Acquisitions	(187,050)	(182,013)	(100,861)
Proceeds from asset and business sales	61,464	50,139	3,877,392
Purchase of debt investments held-to-maturity	(30,849)	(150,701)	(101,462)
Purchase of other debt and equity investments	(2,987)	(3,757)	(5,458)
Proceeds from debt investments held-to-maturity	15,849	151,213	95,376
Proceeds from sale of other debt and equity investments	12,030	3,491	3,676
Purchase of equity method investments	(13,924)	(22,341)	(9,366)
Distributions from equity method investments	2,944	3,139	2,589
Other	(745)	—	—
Net cash (used in) provided by investing activities	(784,733)	(825,371)	2,995,340
Cash flows from financing activities:
Borrowings	1,615,370	4,046,775	38,525,850
Payments on long-term debt	(861,115)	(4,110,304)	(40,520,722)
Deferred financing and debt redemption costs	(9,091)	(105,848)	(85,319)
Purchase of treasury stock	(1,538,626)	(1,458,442)	(2,383,816)
Distributions to noncontrolling interests	(244,033)	(253,118)	(233,123)
Net payments related to stock purchases and awards	(60,001)	(975)	11,382
Contributions from noncontrolling interests	31,754	42,966	57,317
Proceeds from sales of additional noncontrolling interest	2,880	—	—
Purchases of noncontrolling interests	(20,104)	(7,831)	(68,019)
Net cash used in financing activities	(1,082,966)	(1,846,777)	(4,696,450)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,007)	(13,808)	(1,760)
Net increase (decrease) in cash, cash equivalents and restricted cash	53,170	(706,928)	369,485
Less: Net decrease in cash, cash equivalents and restricted cash from discontinued operations	—	—	(423,813)
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	53,170	(706,928)	793,298
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	501,790	1,208,718	415,420
Cash, cash equivalents and restricted cash of continuing operations at end of the year	$554,960	$501,790	$1,208,718
See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders' Equity								Non-controlling interests not subject to put provisions
				Additional paid-in capital	Retained earnings			Accumulated other comprehensive income (loss)
		Common stock				Treasury stock
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2018	$1,124,641	166,387	$166	$995,006	$2,743,194	—	$—	$(34,924)	$3,703,442	$204,956
Cumulative effect of change in accounting principle	(38)				39,876				39,876	(6)
Comprehensive income:
Net income	143,413				810,981				810,981	66,900
Other comprehensive income								(12,574)	(12,574)
Stock purchase plan		315	1	16,569					16,570
Stock award plan		161	—	(3,290)					(3,290)
Stock-settled stock-based compensation expense				67,549					67,549
Changes in noncontrolling interest from:
Distributions	(155,011)									(78,112)
Contributions	35,572									21,745
Acquisitions and divestitures	(6,332)									(10,170)
Partial purchases	(11,394)			(37,145)					(37,145)	(19,480)
Fair value remeasurements	49,525			(49,525)					(49,525)
Purchase of treasury stock						(41,020)	(2,402,475)		(2,402,475)
Retirement of treasury stock		(41,020)	(41)	(240,121)	(2,162,313)	41,020	2,402,475		—
Balance at December 31, 2019	$1,180,376	125,843	$126	$749,043	$1,431,738	—	$—	$(47,498)	$2,133,409	$185,833
Comprehensive income:
Net income	141,879				773,642				773,642	79,156
Other comprehensive income								(18,656)	(18,656)
Stock purchase plan		222	—	17,148					17,148
Stock award plans		345	—	(17,801)					(17,801)
Stock-settled stock-based compensation expense				90,007					90,007
Changes in noncontrolling interest from:
Distributions	(163,175)									(89,943)
Contributions	30,154									12,812
Acquisitions and divestitures	(3,215)									(248)
Partial purchases	(7,771)			4,364					4,364	(4,424)
Fair value remeasurements	151,780			(151,780)					(151,780)
Purchase of treasury stock						(16,477)	(1,446,767)		(1,446,767)
Retirement of treasury stock		(16,477)	(16)	(93,908)	(1,352,843)	16,477	1,446,767		—
Balance at December 31, 2020	$1,330,028	109,933	$110	$597,073	$852,537	—	$—	$(66,154)	$1,383,566	$183,186

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY - continued
(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders' Equity								Non-controlling interests not subject to put provisions
				Additional paid-in capital	Retained earnings			Accumulated other comprehensive income (loss)
		Common stock				Treasury stock
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2020	$1,330,028	109,933	$110	$597,073	$852,537	—	$—	$(66,154)	$1,383,566	$183,186
Comprehensive income:
Net income	160,359				978,450				978,450	72,953
Other comprehensive income								(73,093)	(73,093)
Stock purchase plan		203	—	19,626					19,626
Stock award plans		1,030	1	(80,642)					(80,641)
Stock-settled stock-based compensation expense				100,714					100,714
Changes in noncontrolling interest from:
Distributions	(159,259)									(84,774)
Contributions	22,672									9,082
Acquisitions and divestitures	5,903			(264)					(264)	1,250
Partial purchases	(588)			(13,853)					(13,853)	(1,057)
Fair value remeasurements	75,717			(75,717)					(75,717)
Purchase of treasury stock						(13,877)	(1,546,016)		(1,546,016)
Retirement of treasury stock		(13,877)	(14)	(69,352)	(1,476,650)	13,877	1,546,016		—
Deferred taxes from partnership buyouts				62,736					62,736
Balance at December 31, 2021	$1,434,832	97,289	$97	$540,321	$354,337	—	$—	$(139,247)	$755,508	$180,640
See notes to consolidated financial statements.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

1.    Organization and summary of significant accounting policies
Organization
The Company's operations are comprised of its dialysis and related lab services to patients in the United States (its U.S. dialysis business), its U.S. ancillary services and strategic initiatives and its international operations (collectively, its ancillary services), as well as its corporate administrative support.
The Company’s largest line of business is its U.S. dialysis business, which operates kidney dialysis centers in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease or end stage kidney disease (ESRD or ESKD). As of December 31, 2021, the Company operated or provided administrative services through a network of 2,815 U.S. outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 203,100 patients. In addition, as of December 31, 2021, the Company operated or provided administrative services to a total of 339 outpatient dialysis centers serving approximately 39,900 patients located in ten countries outside of the U.S.
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

Revenues
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
Medicare Advantage revenues are reimbursed at negotiated contract rates that are generally higher than Medicare fee-for-service rates, but which generally have a slower payment frequency than Medicare fee-for-service payments. Medicare Advantage revenues are subject to meaningful estimating risk based on factors similar to those described for commercial health plans below.
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
Other revenues
Other revenues consist of revenues earned by the Company's non-dialysis ancillary services as well as fees for management and administrative services to outpatient dialysis businesses that the Company does not consolidate. Other revenues are estimated in the period services are provided.
The Company's U.S. ancillary service revenues include revenues earned under risk-based arrangements in the Company's integrated care and disease management business, including value-based care (VBC) arrangements. Under its VBC arrangements, the Company assumes full or shared financial risk for the total medical cost of care for patients below or above a benchmark. The benchmarks against which the Company incurs profit or loss on these contracts are typically based on the underlying premiums paid to the insuring entity (our counterparty), with adjustments where applicable, or on trended and adjusted medical cost targets.
For some of the Company's risk-based arrangements (such as its special needs plans), the Company acts as a principal with respect to all medical services provided to the patient by effectively hosting or sponsoring the entire arrangement, and as a

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

result recognizes revenue and expense for all medical services provided to covered patients. However, for most of its VBC arrangements, the Company provides health monitoring and care coordination services to patients but does not control or direct the medical services that patients receive from third party providers. As a result, for most of its VBC arrangements the Company does not include third party medical costs in its reported revenues and expenses, but rather recognizes revenue only for the estimated amount of shared savings or shared losses or other revenues that are directly earned or incurred by the Company, and ultimately paid to or by the Company, under the arrangement.
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
Restricted cash and equivalents
Restricted cash and cash equivalents include funds held in trust to satisfy insurer and state regulatory requirements related to wholly-owned captive insurance companies that bear professional and general liability and workers' compensation risks for the Company as well as funds held in escrow. See Note 4 for further details.
Investments in debt and equity securities
The Company classifies certain debt securities as held-to-maturity and records them at amortized cost based on the Company’s intentions and strategies concerning those investments. Equity securities that have readily determinable fair values or redemption values are recorded at estimated fair value with changes in fair value recognized in current earnings within other income. These debt and equity investments are classified as short-term investments or long-term investments on the Company's consolidated balance sheet. See Note 5 for further details.
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist principally of pharmaceuticals and dialysis-related supplies. Rebates related to inventory purchases are recorded when earned and are based on certain qualification requirements which are dependent on a variety of factors including future pricing levels and purchase volume levels from the manufacturer and related data submission.
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
Amortizable intangibles
Amortizable intangible assets include noncompetition agreements, hospital service contracts, and customer relationships arising from other service contracts, each of which have finite useful lives. Amortization expense is computed using the straight-line method over the useful lives of the assets estimated as follows: noncompetition agreements and hospital acute service contracts over the contract term, and customer relationships from other service contracts over the remaining contract term plus expected renewal periods. Amortizable intangible assets are reviewed for possible impairment whenever significant events or changes in circumstances indicate that an impairment may have occurred.
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
Equity method and other investments
Equity investments that do not have readily determinable fair values are carried on the equity method if the Company maintains significant influence over the investee. Equity investments without readily determinable fair values for which the Company does not maintain significant influence over the investee are carried either at estimated fair value or on the adjusted cost method, as determined on an investment-specific basis. The adjusted cost method represents the Company's cost for an investment, net of any other-than-temporary impairments, as adjusted for any subsequent observation of the investment's fair value. These equity method and adjusted cost method investments are classified as equity method and other investments on the Company's consolidated balance sheet. See Note 9 for further details.
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
Noncontrolling interests
Noncontrolling interests represent third-party equity ownership interests in entities which are consolidated by the Company for financial statement reporting purposes. As of December 31, 2021, third parties held noncontrolling equity interests in 717 consolidated legal entities.
Fair value estimates
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are determined based on the principal or most advantageous market for the item being measured, assume that buyers and sellers are independent, willing and able to transact, and knowledgeable, with access to all information customarily available in such a transaction, and are based on assumptions that market participants would use in pricing the item, not assumptions specific to the reporting entity. The criticality of a particular fair value estimate to the Company's consolidated financial statements depends upon the nature and size of the item being measured, the extent of uncertainties involved and the nature and magnitude or potential effect of assumptions and judgments required. Certain fair value estimates can involve significant uncertainties and require significant judgment on various matters, some of which could be subject to reasonable disagreement. See Note 24 for further details.
The Company relies on fair value measurements and estimates for purposes that require the recording, reassessment, or adjustment of the carrying amounts of certain assets, liabilities, and noncontrolling interests subject to put provisions (redeemable equity interests classified as temporary equity). These purposes can include the accounting for business combination transactions; impairment assessments for goodwill, other intangible assets, or other long-lived assets; recurrent revaluation of investments in debt and equity securities, contingent earn-out obligations, interest rate cap agreements, and noncontrolling interests subject to put provisions; and the accounting for equity method and other investments and stock-based

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

compensation, as applicable. The Company has classified its assets, liabilities and temporary equity into the fair value hierarchy levels defined by the FASB reflecting their differing degrees of uncertainty. See Note 24 for further details.

New accounting standards
New standards recently adopted
In December 2019, the FASB issued Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The amendments in this ASU became effective for the Company beginning on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.
New standards not yet adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in this ASU were effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. Effective January 1, 2022 certain LIBOR tenors that do not affect the Company, including the one-week and two-month U.S. dollar LIBOR rate, ceased or became non-representative. The remaining U.S. dollar LIBOR tenors will cease or become non-representative effective July 1, 2023. This change will have no impact on the Company's ability to borrow. The Company is currently assessing the other effects this guidance may have on its consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities (ASU 2021-08). ASU 2021-08 requires application of ASC 606, Revenue from Contracts with Customers, to recognize and measure assets and liabilities from contracts with customers acquired in a business combination. This ASU creates an exception to the general recognition and measurement principle in ASC 805 and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently assessing the effect this guidance may have on its consolidated financial statements.
2.    Revenue recognition and accounts receivable
The Company's revenues by segment and primary payor source were as follows:

	Year ended December 31, 2021
	U.S. dialysis	Other - Ancillary services	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$6,133,235	$	$6,133,235
Medicaid and Managed Medicaid	782,430		782,430
Other government	328,256	463,385	791,641
Commercial	3,397,697	199,024	3,596,721
Other revenues:
Medicare and Medicare Advantage		326,696	326,696
Medicaid and Managed Medicaid		1,321	1,321
Commercial		15,553	15,553
Other(1)	25,345	40,945	66,290
Eliminations of intersegment revenues	(90,796)	(4,294)	(95,090)
Total	$10,576,167	$1,042,630	$11,618,797

(1)Other consists of management service fees earned in the respective Company line of business as well as other non-patient service revenue from the Company's U.S. ancillary services and international operations.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

	Year ended December 31, 2020
	U.S. dialysis	Other - Ancillary services	Consolidated
Patient service revenues:
Medicare and Medicare Advantage(1)	$6,169,226	$	$6,169,226
Medicaid and Managed Medicaid	744,862		744,862
Other government(1)	334,714	380,584	715,298
Commercial	3,370,562	170,394	3,540,956
Other revenues:
Medicare and Medicare Advantage		419,662	419,662
Medicaid and Managed Medicaid		1,227	1,227
Commercial		33,246	33,246
Other(2)	40,571	47,585	88,156
Eliminations of intersegment revenues	(145,286)	(16,743)	(162,029)
Total	$10,514,649	$1,035,955	$11,550,604

(1)During the first quarter of 2021, the Company realigned the classification of revenue previously disclosed in the "Other government" category to the "Medicare and Medicare Advantage" category for certain government-reimbursed plans which have structure and payment characteristics similar to traditional Medicare Advantage plans. The classification of revenue for these plans for the year ended December 31, 2020 has also been recast to conform to the current period presentation.
(2)Other consists of management service fees earned in the respective Company line of business as well as other non-patient service revenue from the Company's U.S. ancillary services and international operations.

	Year ended December 31, 2019
	U.S. dialysis	Other - Ancillary services	Consolidated
Patient service revenues:
Medicare and Medicare Advantage(1)	$6,246,636	$	$6,246,636
Medicaid and Managed Medicaid	669,089		669,089
Other government(1)	329,071	352,765	681,836
Commercial	3,286,089	144,256	3,430,345
Other revenues:
Medicare and Medicare Advantage		264,538	264,538
Medicaid and Managed Medicaid		606	606
Commercial		130,823	130,823
Other(2)	32,021	78,940	110,961
Eliminations of intersegment revenues	(132,325)	(14,030)	(146,355)
Total	$10,430,581	$957,898	$11,388,479

(1)During the first quarter of 2021, the Company realigned the classification of revenue previously disclosed in the "Other government" category to the "Medicare and Medicare Advantage" category for certain government-reimbursed plans which have structure and payment characteristics similar to traditional Medicare Advantage plans. The classification of revenue for these plans for the year ended December 31, 2019 has also been recast to conform to the current period presentation.
(2)Other consists of management service fees earned in the respective Company line of business as well as other non-patient revenue from the Company's U.S. ancillary services and international operations.
The majority of the Company's non-patient service revenues from Medicare and Medicare Advantage, Medicaid and Managed Medicaid, and commercial sources represent risk-based revenues earned by the Company's U.S. integrated care and disease management business.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

No single commercial payor accounted for more than 10% of total consolidated accounts receivable or consolidated revenues at or for the years ended December 31, 2021 or 2020.
Dialysis services accounts receivable and other receivables from Medicare, including Medicare Advantage plans, and Medicaid, including managed Medicaid plans, were approximately $1,174,123 and $1,101,837 as of December 31, 2021 and 2020, respectively. Approximately 16% and 17% of the Company’s patient services accounts receivable balances as of December 31, 2021 and 2020, respectively, were more than six months old. There were no significant balances over one year old at December 31, 2021. The Company's accounts receivable are principally due from Medicare and Medicaid programs and commercial insurance plans.
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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Year ended December 31,
	2021	2020	2019
Net income (loss) attributable to DaVita Inc.:
Continuing operations	$978,450	$783,295	$706,832
Discontinued operations	—	(9,653)	104,149
Net income attributable to DaVita Inc.	$978,450	$773,642	$810,981

Weighted average shares outstanding:
Basic shares	105,230	119,797	153,181
Assumed incremental from stock plans	4,718	2,826	631
Diluted shares	109,948	122,623	153,812

Basic net income (loss) attributable to DaVita Inc.:
Continuing operations per share	$9.30	$6.54	$4.61
Discontinued operations per share	—	(0.08)	0.68
Basic net income per share attributable to DaVita Inc.	$9.30	$6.46	$5.29

Diluted net income (loss) attributable to DaVita Inc.:
Continuing operations per share	$8.90	$6.39	$4.60
Discontinued operations per share	—	(0.08)	0.67
Diluted net income per share attributable to DaVita Inc.	$8.90	$6.31	$5.27

Anti-dilutive stock-settled awards excluded from calculation(1)	116	2,301	5,936

(1)Shares associated with stock awards excluded from the diluted denominator calculation because they were anti-dilutive under the treasury stock method.
4.    Restricted cash and equivalents
The Company had restricted cash and cash equivalents of $93,060 and $176,832 at December 31, 2021 and 2020, respectively. The decrease in restricted cash and equivalents was primarily driven by the release of escrow funds in the third quarter of 2021 related to a resolved legal settlement. See Note 16 for further details. Substantially all of the restricted cash and equivalents balance at December 31, 2021 is held in trust to satisfy insurer and state regulatory requirements related to the wholly-owned captive insurance companies that bear professional and general liability and workers' compensation risks for the Company and the remaining restricted cash and cash equivalents held at December 31, 2021 represents cash pledged to third parties in connection with one of the Company's ancillary businesses.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

5.    Short-term and long-term investments
The Company’s short-term and long-term investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	December 31, 2021			December 31, 2020
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$23,226	$—	$23,226	$8,217	$—	$8,217
Investments in mutual funds and common stock	—	48,598	48,598	—	44,077	44,077
	$23,226	$48,598	$71,824	$8,217	$44,077	$52,294
Short-term investments	$8,227	$14,083	$22,310	$8,217	$11,884	$20,101
Long-term investments	14,999	34,515	49,514	—	32,193	32,193
	$23,226	$48,598	$71,824	$8,217	$44,077	$52,294
Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. The Company's long-term debt investments are bank time deposits with contractual maturities longer than one year. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximated their fair values at December 31, 2021 and 2020.
Equity securities: During the year ended December 31, 2021 certain of the Company’s equity investments previously accounted for under the adjusted cost method now have readily determinable fair values from public markets. As a result, these investments were reclassified from equity method and other investments to short-term investments during that period. The Company's remaining short-term and long-term equity investments are held within a trust to fund existing obligations associated with the Company’s non-qualified deferred compensation plans. During 2021, the Company recognized pre-tax net losses of $3,768 in other income associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $1,762 and a net increase in unrealized losses of $5,530. During 2020, the Company recognized pre-tax net gains of $3,818 in other income associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $1,941 and a net increase in unrealized gains of $1,877.
6.    Other receivables
Other receivables were comprised of the following:

	December 31,
	2021	2020
Supplier rebates and non-trade receivables	$294,574	$390,508
Medicare bad debt claims	132,747	153,868
	$427,321	$544,376
7.    Property and equipment
Property and equipment were comprised of the following:

	December 31,
	2021	2020
Land	$34,009	$37,924
Buildings	496,455	400,616
Leasehold improvements	3,828,404	3,865,729
Equipment and information systems, including internally developed software	3,292,176	3,081,298
New center and capital asset projects in progress	592,063	616,686
	8,243,107	8,002,253
Less accumulated depreciation	(4,763,135)	(4,480,429)
	$3,479,972	$3,521,824
Depreciation and amortization expenses are computed using the straight-line method over the useful lives of the assets estimated as follows: buildings, 25 years to 40 years; leasehold improvements, the shorter of ten years or the expected lease term; and equipment and information systems, including internally developed software, principally three years to 15 years.

Depreciation expense on property and equipment was $667,755, $616,626, and $600,905 for 2021, 2020 and 2019, respectively.
Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $15,275, $17,944 and $27,322 for 2021, 2020 and 2019, respectively.
8.    Intangible assets
Intangible assets other than goodwill were comprised of the following:

	December 31,
	2021	2020
Indefinite-lived licenses	$104,214	$100,138
Noncompetition agreements	70,495	84,022
Customer relationships and other	63,714	52,566
	238,423	236,726
Less accumulated amortization	(60,730)	(70,141)
	$177,693	$166,585
Noncompetition agreements are generally amortized over three years to 10 years and customer relationships are principally amortized over 10 years to 20 years. The weighted average renewal or extension period of customer relationships was three years and five years as of December 31, 2021 and 2020, respectively. Amortization expense from amortizable intangible assets was $12,860, $13,809, and $14,247 for 2021, 2020 and 2019, respectively.
For the years ended December 31, 2021, 2020 and 2019, the Company recognized no impairment charges on any intangible assets other than the goodwill impairment charges discussed in Note 10.
Scheduled amortization expenses from amortizable intangible assets as of December 31, 2021 were as follows:

	Noncompetition agreements	Customer relationships and other
2022	$7,221	$4,695
2023	4,443	4,669
2024	2,499	4,444
2025	1,371	4,107
2026	888	4,107
Thereafter	1,260	33,775
Total	$17,682	$55,797

9.    Equity method and other investments
The Company maintains equity method and other minor investments in the private securities of certain other healthcare and healthcare-related businesses, comprised as follows:

	December 31,
	2021	2020
APAC joint venture	$109,153	$120,787
Other equity method partnerships	115,185	107,599
Adjusted cost method and other investments	14,543	29,105
	$238,881	$257,491
During 2021, 2020 and 2019, the Company recognized equity investment income of $26,937, $26,916 and $12,679, respectively, from its equity method investments in nonconsolidated businesses.
The Company's largest equity method investment is its ownership interest in DaVita Care Pte. Ltd. (the APAC joint venture, or APAC JV). The Company holds a 75% voting and economic interest in the APAC JV and an unrelated noncontrolling investor holds the other 25% voting and economic interest in the joint venture, however the Company does not control or consolidate the APAC JV as a result of substantive participating rights retained by the unrelated investor over

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

certain key operating decisions for the joint venture.
The Company's other equity method investments include 23 legal entities over which the Company has significant influence but in which it does not maintain a controlling financial interest. Almost all of these are U.S. dialysis partnerships in the form of limited liability companies. The Company's ownership interests in these partnerships vary, and are often subject to blocking rights on certain key operating decisions held by outside investors, but mostly range from 30% to 65%.
There were no significant impairments or other valuation adjustments on the Company's adjusted cost method and other investments during 2021, 2020 or 2019.
10.    Goodwill
Changes in the carrying value of goodwill by reportable segment were as follows:

	U.S. dialysis	Other - Ancillary services	Consolidated
Balance at December 31, 2019	$6,287,100	$500,535	$6,787,635
Acquisitions	24,377	105,680	130,057
Divestitures	(1,549)	(6,744)	(8,293)
Foreign currency and other adjustments	—	9,710	9,710
Balance at December 31, 2020	$6,309,928	$609,181	$6,919,109
Acquisitions	91,979	81,265	173,244
Divestitures	(1,745)	—	(1,745)
Foreign currency and other adjustments	—	(44,367)	(44,367)
Balance at December 31, 2021	$6,400,162	$646,079	$7,046,241

Balance at December 31, 2021:
Goodwill	$6,400,162	$772,286	$7,172,448
Accumulated impairment charges	—	(126,207)	(126,207)
	$6,400,162	$646,079	$7,046,241

As dialysis treatments are an essential, life-sustaining service for patients who depend on them, the Company's operations have continued and are currently expected to continue throughout the novel coronavirus (COVID-19) pandemic. However, the ultimate impact of the dynamic and evolving COVID-19 pandemic on the Company will depend on future developments that are highly uncertain and difficult to predict, including among other things the severity and duration of the pandemic; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus such as the Delta and Omicron variants; COVID-19's impact for the chronic kidney disease (CKD) patient population and the Company's patient population including on the mortality of these patients; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments, and therapies; the pandemic's continuing impact on the Company's revenue and non-acquired growth due to lower treatment volumes, the U.S. and global economies, unemployment, labor market conditions, inflation and monetary policies; the potential negative impact on the Company's commercial mix or the number of patients covered by commercial insurance plans; continued increased COVID-related costs; supply chain challenges and disruptions, including with respect to the Company's clinical supplies; the responses of the Company's competitors to the pandemic and related changes in the marketplace; the timing, scope and effectiveness of federal, state and local government responses; and any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern the Company's business. While the Company does not currently expect a material adverse impact to its business as a result of this public health crisis, there can be no assurance that the COVID-19 pandemic will not have a material adverse impact on one or more of the Company's businesses.
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
During the year ended December 31, 2019, the Company recognized goodwill impairment charges of $119,476 in its Germany kidney care business. These charges resulted primarily from a decline in then current and expected future patient census and an increase in then current and expected future costs, including due to wage increases expected to result from legislation announced at that time. The changes in the Company's expectations were informed by developments in the business in response to evolving market conditions, including changes in the Company's expected timing and ability to mitigate them, and based on in-depth operating and strategic reviews completed by the Company's new Germany management team. During the year ended December 31, 2019 the Company also recognized a goodwill impairment charge of $5,416 in its German other health operations.
Based on its most recent assessments, the Company determined that further changes in expected patient census, increases in operating costs, failure to achieve expected increases in reimbursement rates, changes in actual or expected growth rates, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for the following reporting unit, which remains at risk of goodwill impairment as of December 31, 2021:

Reporting unit	Goodwill balance	Carrying amount coverage(1)	Sensitivities
			Operating income(2)	Discount rate(3)
Germany kidney care	$298,499	6.6%	(1.7)%	(9.4)%

(1)Excess of estimated fair value of the reporting unit over its carrying amount as of the latest assessment date.
(2)Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.
(3)Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.
Except as described above, none of the Company’s other reporting units were considered at risk of significant goodwill impairment as of December 31, 2021. Since the dates of the Company’s last annual goodwill impairment assessments, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company’s businesses. However, these have not caused management to believe it is more likely than not that the fair values of any of the Company’s reporting units would be less than their respective carrying amounts as of December 31, 2021.
11.    Other liabilities
Other liabilities were comprised of the following:

	December 31,
	2021	2020
Payor refunds and retractions	$410,038	$371,183
Insurance and self-insurance accruals	55,548	54,438
Accrued interest	32,926	30,066
Accrued non-income tax liabilities	41,784	39,075
Other	169,049	315,767
	$709,345	$810,529
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Income before income taxes from continuing operations consisted of the following:

	Year ended December 31,
	2021	2020	2019
Domestic	$1,463,029	$1,287,976	$1,307,299
International	55,465	30,286	(111,860)
	$1,518,494	$1,318,262	$1,195,439
 Income tax expense for continuing operations consisted of the following:

	Year ended December 31,
	2021	2020	2019
Current:
Federal	$216,539	$47,171	$208,339
State	15,601	21,442	58,026
International	14,247	17,481	15,545
Total current income tax	246,387	86,094	281,910
Deferred:
Federal	59,528	198,623	44,263
State	5,342	27,206	(25,836)
International	(4,525)	2,009	(20,709)
Total deferred income tax	60,345	227,838	(2,282)
	$306,732	$313,932	$279,628
Income taxes are allocated between continuing and discontinued operations as follows:

	Year ended December 31,
	2021	2020	2019
Continuing operations	$306,732	$313,932	$279,628
Discontinued operations	—	1,657	40,689
	$306,732	$315,589	$320,317
The reconciliation between the Company’s effective tax rate from continuing operations and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2021	2020	2019
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.0	3.4	2.3
Equity compensation	(2.4)	—	0.5
Federal and international tax rate adjustments	1.3	—	—
Nondeductible executive compensation	0.8	1.2	0.8
Political advocacy costs	0.2	1.7	0.2
Unrecognized tax benefits	(0.1)	0.4	2.4
Change in international valuation allowance	(1.0)	1.5	1.3
Other	1.0	(0.6)	(0.2)
Impact of noncontrolling interests primarily attributable to non-tax paying entities	(3.6)	(4.8)	(4.9)
Effective tax rate	20.2%	23.8%	23.4%

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Deferred tax assets and liabilities arising from temporary differences for continuing operations were as follows:

	December 31,
	2021	2020
Receivables	$8,430	$9,324
Accrued liabilities	67,993	64,982
Operating lease liabilities	581,199	584,656
Net operating loss carryforwards	162,987	167,398
Other	52,434	62,110
Deferred tax assets	873,043	888,470
Valuation allowance	(100,616)	(114,824)
Net deferred tax assets	772,427	773,646
Intangible assets	(644,039)	(634,736)
Property and equipment	(283,913)	(274,742)
Operating lease assets	(530,839)	(532,082)
Investments in partnerships	(84,407)	(101,996)
Other	(37,274)	(39,690)
Deferred tax liabilities	(1,580,472)	(1,583,246)
Net deferred tax liabilities	$(808,045)	$(809,600)
Reported as:
Deferred tax liabilities	$(830,954)	$(809,600)
Deferred tax assets (included in Other long-term assets)	22,909	—
	$(808,045)	$(809,600)

At December 31, 2021, the Company had federal net operating loss carryforwards of approximately $85,391 that expire through 2036, although a substantial amount expire by 2029. The Company also had state net operating loss carryforwards of $554,806, some of which have an indefinite life, although a substantial amount expire by 2041 and international net operating loss carryforwards of $291,927, some of which will begin to expire in 2022 though the majority have an indefinite life. The Company has a state capital loss carryover of $313,722, the majority of which expires in 2024. The utilization of a portion of these losses may be limited in future years based on the profitability of certain entities. A valuation allowance is recorded to account for the unrealizable balances in the table above. The net decrease of $14,208 in the valuation allowance is primarily due to the release of the valuation allowance on indefinite life net operating losses in jurisdictions where the Company has generated sufficient income to support their future utilization, partially offset by newly created net operating loss carryforwards in state and foreign jurisdictions that the Company does not anticipate being able to utilize.
During the year ended December 31, 2021, the Company recorded a true-up to recognize net deferred tax assets related to historical purchases of noncontrolling interests in consolidated partnerships. The effect of this adjustment was an increase of $46,692 to net deferred tax assets, a charge of $16,044 to income tax expense, and an increase of $62,736 to additional paid-in capital. The Company’s prior purchases of this type have not generated significant pre-tax adjustments to additional paid-in capital in any single prior year. The majority of the $16,044 recorded to income tax expense was due to the decrease in the corporate tax rate in 2017.
The Company's foreign earnings continue to be indefinitely reinvested as of December 31, 2021. As a result of the passage of the Tax Cuts and Jobs Act (2017 Tax Act), the Company does not expect such earnings to be taxable if remitted.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Unrecognized tax benefits
A reconciliation of the beginning and ending liability for unrecognized tax benefits that do not meet the more-likely-than-not threshold is as follows:

	Year ended December 31,
	2021	2020
Beginning balance	$70,202	$68,214
Additions for tax positions related to current year	3,335	2,293
Additions for tax positions related to prior years	22,616	258
Reductions related to lapse of applicable statute	(751)	(133)
Reductions related to settlements with taxing authorities	(22,378)	(430)
Ending balance	$73,024	$70,202
As of December 31, 2021, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $73,024, of which $68,708 would impact the Company’s effective tax rate if recognized and $42,860 is classified as a current tax liability related to settlements expected to be paid in 2022. This balance represents an increase of $2,822 from the December 31, 2020 balance of $70,202.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2021 and 2020, the Company had approximately $15,275 and $17,864, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefit.
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
13.    Long-term debt
Long-term debt was comprised of the following:

	December 31,			As of December 31, 2021
	2021	2020	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A	$1,596,875	$1,684,375	8/12/2024	LIBOR + 1.50%	$1,600,867
Term Loan B-1	2,688,263	2,715,694	8/12/2026	LIBOR + 1.75%	2,681,542
Revolving line of credit	—	75,000	8/12/2024	LIBOR + 1.50%	$—
Senior Notes:
4.625% Senior Notes	2,750,000	1,750,000	6/1/2030	4.625%	$2,822,188
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,464,210
Acquisition obligations and other notes payable(2)	130,599	164,160	2022-2036	4.80%	$130,599
Financing lease obligations(3)	299,128	274,292	2022-2038	4.54%
Total debt principal outstanding	8,964,865	8,163,521
Discount and deferred financing costs(4)	(56,685)	(77,717)
	8,908,180	8,085,804
Less current portion	(179,030)	(168,541)
	$8,729,150	$7,917,263

(1)For the Company's senior secured credit facilities and senior notes, fair value estimates are based upon bid and ask quotes, typically a level 2 input. For acquisition obligations and other notes payable, the carrying values presented here approximate their estimated fair values, based on estimates of their present values using level 2 interest rate inputs.
(2)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and LIBOR interest rate components in effect as of December 31, 2021.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

(4)As of December 31, 2021, the carrying amount of the Company's senior secured credit facilities have been reduced by a discount of $4,473 and deferred financing costs of $27,207 and the carrying amount of the Company's senior notes have been reduced by deferred financing costs of $40,914 and increased by a debt premium of $15,909. As of December 31, 2020, the carrying amount of the Company's senior secured credit facilities were reduced by a discount of $5,461 and deferred financing costs of $35,825, and the carrying amount of the Company's senior notes were reduced by deferred financing costs of $36,431.
Scheduled maturities of long-term debt at December 31, 2021 were as follows:

2022	$179,030
2023	$218,460
2024	$1,424,692
2025	$67,812
2026	$2,625,349
Thereafter	$4,449,522
During the year ended December 31, 2021, the Company made regularly scheduled mandatory principal payments under its senior secured credit facilities totaling $87,500 on Term Loan A and $27,431 on Term Loan B-1.
On February 26, 2021, the Company completed an unregistered add-on offering of $1,000,000 aggregate principal amount to the existing 4.625% senior notes due June 1, 2030 (the Additional 2030 Notes) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Additional 2030 Notes were issued at an offering price of 101.750% of face amount, plus an interest payment advance to the Company for interest that would have accrued from December 1, 2020 (the last interest payment date) through the closing date, and began bearing full six months' semi-annual coupon interest payments as of June 1, 2021. The terms of the Additional 2030 Notes, other than their issue date, offering price and first interest payment date, are identical to the terms of the $1,750,000 principal amount of the Company’s 4.625% senior notes due June 1, 2030 previously issued by the Company on June 9, 2020. The Additional 2030 Notes are unsecured senior obligations and rank equally in right of payment with the Company's existing and future unsecured senior indebtedness. During the year ended December 31, 2021 the Company incurred $9,091 in fees and other professional expenses associated with this transaction, which were capitalized and will amortize over the term of the Additional 2030 Notes.
As of December 31, 2021, the Company's 2019 interest rate cap agreements have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on specific portions of the Company's floating rate debt, including all of Term Loan B-1 and a portion of Term Loan A. The remaining $785,138 outstanding principal balance of Term Loan A is subject to LIBOR-based interest rate volatility. The cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit-risk contingent features.
The following table summarizes the Company’s interest rate cap agreements outstanding as of December 31, 2021 and December 31, 2020, which are classified in other long-term assets on its consolidated balance sheet:

					Year ended		December 31,
					December 31, 2021		2021	2020
	Notional amount	LIBOR maximum rate	Effective date	Expiration date	Debt expense	Recorded OCI gain	Fair value
2019 interest rate cap agreements	$3,500,000	2.00%	6/30/2020	6/30/2024	$5,509	$9,532	$12,203	$2,671
The following table summarizes the effects of the Company’s interest rate cap agreements for the years ended December 31, 2021, 2020 and 2019:

	Amount of unrealized gains (losses) in OCI on interest rate cap agreements			Location of losses	Reclassification from accumulated other comprehensive income into net income
	Year ended December 31,				Year ended December 31,
Derivatives designated as cash flow hedges	2021	2020	2019		2021	2020	2019
Interest rate cap agreements	$9,532	$(21,781)	$1,566	Debt expense	$5,509	$7,081	$8,591
Related income tax	(2,377)	5,435	(415)	Related income tax	(1,376)	(1,768)	(2,214)
Total	$7,155	$(16,346)	$1,151		$4,133	$5,313	$6,377
See Note 20 for further details on amounts recorded and reclassified from accumulated other comprehensive (loss) income.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The Company’s weighted average effective interest rate on its senior secured credit facilities at the end of 2021 was 2.18%, based upon the current margins in effect for its senior secured credit facilities as of December 31, 2021.
The Company’s weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, was 3.28% for the year ended December 31, 2021 and 3.35% as of December 31, 2021.
As of December 31, 2021, the Company’s interest rates were fixed on approximately 51.6% of its total debt.
As of December 31, 2021, the Company had an undrawn $1,000,000 revolving line of credit under its senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of December 31, 2021. The Company also had approximately $69,277 of outstanding letters of credit under a separate bilateral secured letter of credit facility as of December 31, 2021.
Debt expense
Debt expense consisted of interest expense of $267,049, $282,932 and $419,639 and the amortization and accretion of debt discounts and premiums, amortization of deferred financing costs and the amortization of interest rate cap agreements of $18,205, $21,179 and $24,185 for 2021, 2020 and 2019, respectively. These interest expense amounts are net of capitalized interest.
14.    Leases
The Company leases substantially all of its U.S. dialysis facilities. The majority of the Company’s facilities are leased under non-cancellable operating leases which range in terms from five years to 15 years and which contain renewal options of five years to ten years at the fair rental value at the time of renewal. Certain of the Company's leases are subject to periodic consumer price increases or contain fixed escalation clauses. See Note 1 for further information on how the Company accounts for leases.
As of December 31, 2021 and December 31, 2020, assets recorded under finance leases were $322,060 and $275,389, respectively, and accumulated amortization associated with finance leases was $75,252 and $49,345, respectively, included in property and equipment, net, on the Company's consolidated balance sheet.
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
The components of lease expense were as follows:

	Year ended December 31,
Lease cost	2021	2020	2019
Operating lease cost(1):
Fixed lease expense	$547,923	$541,090	$526,352
Variable lease expense	125,981	122,729	119,740
Financing lease cost:
Amortization of leased assets	26,846	24,720	23,724
Interest on lease liabilities	13,988	14,421	14,932
Net lease cost	$714,738	$702,960	$684,748

(1) Includes short-term lease expense and sublease income, which are immaterial.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Other information related to leases was as follows:

	Year ended December 31,
Lease term and discount rate	2021	2020	2019
Weighted average remaining lease term (years):
Operating leases	8.3	8.7	9.0
Finance leases	10.5	10.5	10.2
Weighted average discount rate:
Operating leases	3.5%	3.8%	4.1%
Finance leases	4.5%	5.1%	5.4%

	Year ended December 31,
Other information	2021	2020	2019
Gains on sale leasebacks, net	$17,137	$34,301	$20,833
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$684,186	$661,318	$637,655
Operating cash flows for finance leases	$21,343	$20,981	$22,257
Financing cash flows for finance leases	$22,445	$24,780	$25,692
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	$361,101	$401,559	$432,074
Future minimum lease payments under non-cancellable leases as of December 31, 2021 are as follows:

	Operating leases	Finance leases
2022	$494,442	$36,981
2023	511,341	37,672
2024	463,124	38,199
2025	413,117	38,376
2026	361,771	37,141
Thereafter	1,293,544	183,250
Total future minimum lease payments	3,537,339	371,619
Less portion representing interest	(470,269)	(72,491)
Present value of lease liabilities	$3,067,070	$299,128
Rent expense under all operating leases for 2021, 2020 and 2019 was $673,904, $663,819 and $646,092, respectively. Rent expense is recorded on a straight-line basis over the term of the lease, including leases that contain fixed escalation clauses or include abatement provisions. Leasehold improvement incentives are deferred and amortized to rent expense over the term of the lease. Finance lease obligations are included in long-term debt. See Note 13 for further details on long-term debt.
15.    Employee benefit plans
The Company has a 401(k) retirement savings plan for substantially all of its U.S. employees which has been established pursuant to applicable provisions of the Internal Revenue Code (IRC). The plan allows for employees to contribute a percentage of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. The Company maintains a 401(k) matching program under which the Company matches 50% of the employee's contribution up to 6% of the employee's salary, subject to certain limitations. The matching contributions are subject to certain eligibility and vesting conditions. For the years ended December 31, 2021, 2020 and 2019, the Company accrued matching contributions totaling approximately $68,658, $70,180 and $64,988, respectively.
The Company also maintains a voluntary compensation deferral plan, the Deferred Compensation Plan, as well as other legacy deferral plans. The Deferred Compensation Plan is non-qualified and permits certain employees whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and up to 50% of their base salary into a deferral account maintained by the Company. Total contributions to this plan in 2021, 2020 and 2019 were $2,962, $3,637 and $1,751, respectively. Deferred amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective. During 2021, 2020 and 2019 the Company distributed $11,887, $3,139 and $2,730, respectively, to participants from its deferred compensation plans. Participants are credited with

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

their proportional amount of annual earnings from the plans. The assets of these plans are held in rabbi trusts subject to the claims of the Company’s general creditors in the event of its bankruptcy. As of December 31, 2021 and 2020, the total fair value of assets held in these plans' trusts was $38,019 and $43,844, respectively. The assets of these plans are recorded at fair value with changes in fair value recorded in other income. See Note 5 for further details. Any fair value changes to the corresponding liability balance are recorded as compensation expense.
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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations (which frequently arise from qui tam suits) and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of December 31, 2021 and December 31, 2020, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Certain Governmental Inquiries and Related Proceedings
2016 U.S. Attorney Texas Investigation: In February 2016, DaVita Rx, LLC (DaVita Rx), a wholly-owned subsidiary of the Company, received a Civil Investigative Demand (CID) from the U.S. Attorney’s Office, Northern District of Texas. The government is conducting a federal False Claims Act (FCA) investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as an investigation into the Company’s relationships with pharmaceutical manufacturers. The government's investigation covers the period from January 1, 2006 through December 31, 2018. In December 2017, the Company finalized and executed a settlement agreement that resolved certain of the issues in the government's investigation and that included total monetary consideration of $63,700, as previously disclosed, of which $41,500 was an incremental cash payment and $22,200 was for amounts previously refunded, and all of which was previously accrued. The government’s investigation is ongoing with respect to issues related to DaVita Rx's historic relationships with certain pharmaceutical manufacturers, and in July 2018 the Office of Inspector General (OIG) served the Company with a subpoena seeking additional documents and information relating to those relationships. On September 15, 2021, the U.S. Attorney’s Office notified the U.S. District Court, Northern District of Texas, of its decision and the decision of 31 states not to elect to intervene at this time in the matter of U.S. ex rel. Doe v. DaVita Inc., et al. The court then unsealed the complaint, which alleges violations of the FCA, by order dated September 17, 2021. The complaint was not served on the Company. In December 2021, the private party relator filed a notice of voluntary dismissal of all claims and the Court entered an order dismissing the claims without prejudice. The Company is continuing to cooperate with the government in this investigation.
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
2020 California Department of Insurance Investigation: In April 2020, the California Department of Insurance (CDI) sent the Company an Investigative Subpoena relating to an investigation being conducted by that office. CDI issued a superseding subpoena in September 2020, and an additional subpoena in September 2021. Those subpoenas request information on a number of topics, including but not limited to the Company’s communications with patients about insurance plans and financial assistance from the American Kidney Fund (AKF), analyses of the potential impact of patients’ decisions to change insurance providers, and documents relating to donations or contributions to the AKF. The Company is cooperating with CDI in this investigation.
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
Other Proceedings
2021 Antitrust Indictment and Putative Class Action Suit: On July 14, 2021, an indictment was returned by a grand jury in the U.S. District Court, District of Colorado against the Company and its former chief executive officer in the matter of U.S. v. DaVita Inc., et al. The two count indictment alleges that purported agreements entered into by DaVita's former chief executive officer not to solicit senior-level employees violate Section 1 of the Sherman Act. On September 14, 2021, DaVita and its former chief executive officer filed a motion to dismiss the indictment. On November 3, 2021, a superseding indictment was returned in U.S. v. DaVita Inc., et al. that included an additional count alleging a third violation of the Sherman Act. On November 10, 2021, DaVita and its former chief executive officer filed a renewed motion to dismiss the superseding indictment. On January 28, 2022, the court denied the motion to dismiss. The matter is set to start trial on March 28, 2022. On July 16, 2021, a former DaVita employee filed a putative class action complaint in the matter of Pena v. Surgical Care Affiliates, LLC, et al. in the U.S. District Court, Northern District of Illinois based on the allegations in the matter of U.S. v. DaVita Inc., et al. On August 6, 2021, the plaintiff in the Pena case filed a notice of voluntary dismissal and the court dismissed the complaint on August 9, 2021. On August 9, 2021, DaVita was named as defendant in a consolidated class action complaint in the matter of In re Outpatient Medical Center Employee Antitrust Litigation in the U.S. District Court, Northern District of Illinois. This class action complaint seeks to bring an action on behalf of certain groups of individuals employed by the Company between February 1, 2012 and January 5, 2021. On October 18, 2021, the Company filed a motion to dismiss the

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

class action complaint. The Company disputes the allegations in the superseding indictment and the class action complaint, as well as the asserted violations of the Sherman Act, and intends to defend these actions accordingly.
Marietta Memorial Hospital Employee Health Benefit Plan, et al. v. DaVita Inc. et al. No. 20-1641: On November 5, 2021 the United States Supreme Court granted certiorari of an appeal by an employer group health plan, the plan sponsor, and the plan’s advisor of the U.S. Court of Appeals for the Sixth Circuit (Sixth Circuit) decision in the Company's favor. The questions presented involve whether the health plan violates the Medicare Secondary Payor Act by "taking into account" that plan beneficiaries are eligible for Medicare and/or by "differentiating" between the benefits that the plan offers to patients with dialysis versus others. On December 23, 2021, the Solicitor General on behalf of the United States filed an amicus brief supporting the petitioners' request to overturn the Sixth Circuit decision. On January 19, 2022, the Company filed its brief in support of the Sixth Circuit decision, and the Company intends to defend against the appeal accordingly. The case is set for oral argument on March 1, 2022.
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
* * *
Other than as may be described above, the Company cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which the Company is or may be subject from time to time, including those described in Note 16 to these consolidated financial statements, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on the Company’s revenues, earnings and cash flows. Further, any legal proceedings or regulatory matters involving the Company, whether meritorious or not, are time consuming, and often require management’s attention and result in significant legal expense, and may result in the diversion of significant operational resources, may impact the Company's various relationships and/or contracts related to the Company's business or otherwise harm the Company’s business, results of operations, financial condition, cash flows or reputation.
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
The Company has agreements with various suppliers to purchase established amounts of dialysis equipment, parts, and supplies. As of December 31, 2021, the remaining minimum purchase commitments under these arrangements were approximately $549,079, $510,991, $430,196, and $345,863 for the years 2022, 2023, 2024, and 2025, respectively. If the Company fails to meet the minimum purchase commitments under these contracts during any year, it is required to pay the difference to the supplier.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The Company also has certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated dialysis businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $13,469.
Other than the letters of credit disclosed in Note 13 to these consolidated financial statements, and the arrangements as described above, the Company has no off balance sheet financing arrangements as of December 31, 2021.
18.    Stock-based compensation
Stock-based compensation
Stock-based compensation consists primarily of stock-settled stock appreciation rights, restricted stock units and performance stock units. Stock-based compensation, which is primarily general and administrative in nature, is attributed to the Company’s U.S. dialysis business, its corporate administrative support, and its ancillary services. See Note 1 "Organization and summary of significant accounting policies" for more information on how the Company measures and recognizes stock-based compensation expense.
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
The 2020 Plan is the Company’s current omnibus equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The 2020 Plan provides for the grant of stock appreciation rights, nonqualified stock options, incentive stock options, restricted stock units, restricted stock, performance stock awards, dividend equivalents, stock payments, deferred stock unit awards, deferred stock awards and performance cash awards. The 2020 Plan mandates a maximum award term of 10 years for stock appreciation rights and stock options and stipulates that awards of these types be granted with a base or exercise price per share of not less than the fair market value of the Company's common stock on the date of grant. Shares available under the 2020 Plan are also stated on a full value share basis rather than on an option-equivalent basis. The 2020 Plan therefore provides that shares available for issuance under the plan are reduced by one share available for every four shares underlying stock appreciation rights and stock options, and are reduced by one share available for every one share underlying stock-based awards other than stock appreciation rights and stock options. At December 31, 2021, there were 7,672 shares available for future grants under the 2020 Plan. The Company’s stock awards granted under the 2020 Plan generally vest over 36 months to 48 months from the date of grant.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

A combined summary of the status of the Company’s stock-settled awards under both the 2020 Plan and 2011 Plan, including base shares for stock-settled stock appreciation rights (SSARs) and stock-settled stock unit awards is as follows:

	Year ended December 31, 2021
	Stock appreciation rights			Stock units
	Awards	Weighted average exercise price	Weighted average remaining contractual life	Awards	Weighted average remaining contractual life
Outstanding at beginning of year	8,084	$63.64		3,537
Granted	132	$108.93		789
Added by performance factor				153
Exercised/Vested	(2,093)	$64.00		(696)
Canceled	(180)	$59.19		(398)
Outstanding at end of period	5,943	$64.66	2.4	3,385	1.4
Exercisable at end of period	1,161	$61.13	1.5	—	—
Weighted-average fair value of grants:
2021	$32.15			$109.50
2020	$26.70			$77.83
2019	$14.04			$50.58

	Awards Outstanding	Weighted average exercise price	Awards exercisable	Weighted average exercise price
Range of SSARs base prices
$50.01–$60.00	1,561	$52.45	425	$52.55
$60.01–$70.00	3,974	$67.22	732	$66.05
$70.01–$80.00	276	$75.77	4	$71.64
$100.01–$110.00	132	$108.93	—	$—
Total	5,943	$64.66	1,161	$61.13
For the years ended December 31, 2021, 2020, and 2019, the aggregate intrinsic value of stock-based awards exercised was $208,585, $49,258 and $11,475, respectively. At December 31, 2021, the aggregate intrinsic value of stock-based awards outstanding was $680,251 and the aggregate intrinsic value of stock awards exercisable was $61,389.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of SSAR awards granted in the periods indicated is as follows:

	Year ended December 31,
	2021	2020	2019
Expected term	4.5	4.8	4.0
Expected volatility	34.3%	28.2%	29.5%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.7%	1.5%	2.2%
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
Employee stock purchase plan
The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of its fair market value on the first day of the purchase right period or 85% of its fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Contributions used to purchase the Company’s common stock under this plan for the 2021, 2020 and 2019 purchase periods were $19,626, $17,148 and $16,569, respectively. Shares purchased pursuant to the plan’s 2021, 2020 and 2019 purchase periods were 203, 222 and 315, respectively. At December 31, 2021, there were 5,986 shares remaining available for future grants under this plan.
The fair value of participants’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2021, 2020 and 2019, respectively: expected volatility of 39.0%, 40.4% and 28.8%; risk-free interest rates of 0.1%, 1.0% and 2.6%, and no dividends. Using these assumptions, the weighted average estimated per share fair value of each purchase right was $34.94, $22.06 and $13.80 for 2021, 2020 and 2019, respectively.
Stock-based compensation expense and proceeds
For the years ended December 31, 2021, 2020 and 2019, the Company recognized $102,209, $91,458 and $63,705 in stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock purchase plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation in 2021, 2020 and 2019 were $13,853, $11,775 and $9,186, respectively. As of December 31, 2021, there was $161,147 of total estimated but unrecognized stock-based compensation expense under the Company’s equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.2 years.
For the years ended December 31, 2021, 2020 and 2019, the Company received $46,990, $8,957 and $2,251, respectively, in actual tax benefits upon the exercise or vesting of stock awards. Since the Company issues stock-settled stock appreciation rights rather than stock options, there were no cash proceeds from stock option exercises.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

19.    Shareholders’ equity
Stock repurchases
The following table summarizes the Company's repurchases of its common stock during the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Open market repurchases
Shares	13,877	8,495	19,218
Amounts paid	$1,546,016	$741,850	$1,168,321
Average paid per share	$111.41	$87.32	$60.79

Tender offers (1)
Shares	—	7,982	21,802
Amounts paid	$—	$704,917	1,234,154
Average paid per share	$—	$88.32	56.61

Total
Shares	13,877	16,477	41,020
Amounts paid	$1,546,016	$1,446,767	$2,402,475
Average paid per share	$111.41	$87.80	$58.57

(1)The aggregate amounts paid for shares repurchased pursuant to the Company's 2020 and 2019 tender offers for its shares during the years ended 2020 and 2019, include their clearing prices of $88.00 and $56.50 per share, respectively, plus related fees and expenses of $2,529 and $2,343, respectively.
Subsequent to December 31, 2021 through February 9, 2022, the Company has repurchased 1,437 shares of its common stock for $159,133 at an average cost of $110.73 per share.
Effective on December 10, 2020, the Board terminated all remaining prior share repurchase authorizations available to the Company and approved a new share repurchase authorization of $2,000,000. Effective on December 17, 2021, the Board increased the Company's existing authorization by $2,000,000. The Company is authorized to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of February 9, 2022, the Company has a total of $2,224,806 available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations, including under the terms of its senior secured credit facilities.
The Company retired all shares held in its treasury effective as of December 31, 2021 and December 31, 2020.
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

	Year ended December 31,
	2021	2020	2019
Net income attributable to DaVita Inc.	$978,450	$773,642	$810,981
Changes in paid-in capital for:
Purchases of noncontrolling interests	(13,853)	4,364	(37,145)
Sales of noncontrolling interest	(264)	—	—
Net transfers in noncontrolling interests	(14,117)	4,364	(37,145)
Net income attributable to DaVita Inc. net of transfers in noncontrolling interests	$964,333	$778,006	$773,836
The Company acquired additional ownership interests in several existing majority-owned partnerships for $20,104, $7,831, and $68,019 in 2021, 2020, and 2019, respectively.
20.    Accumulated other comprehensive loss
Charges and credits to other comprehensive (loss) income have been as follows:

	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Balance at December 31, 2018	$(8,961)	$(25,963)	$(34,924)
Unrealized gains (losses)	1,566	(20,102)	(18,536)
Related income tax	(415)	—	(415)
	1,151	(20,102)	(18,951)
Reclassification of income into net income	8,591	—	8,591
Related income tax	(2,214)	—	(2,214)
	6,377	—	6,377
Balance at December 31, 2019	$(1,433)	$(46,065)	$(47,498)
Unrealized losses	(21,781)	(7,080)	(28,861)
Related income tax	5,435	(543)	4,892
	(16,346)	(7,623)	(23,969)
Reclassification of income into net income	7,081	—	7,081
Related income tax	(1,768)	—	(1,768)
	5,313	—	5,313
Balance at December 31, 2020	$(12,466)	$(53,688)	$(66,154)
Unrealized gains (losses)	9,532	(83,375)	(73,843)
Related income tax	(2,377)	(1,006)	(3,383)
	7,155	(84,381)	(77,226)
Reclassification of income into net income	5,509	—	5,509
Related income tax	(1,376)	—	(1,376)
	4,133	—	4,133
Balance at December 31, 2021	$(1,178)	$(138,069)	$(139,247)
The reclassification of net interest rate cap realized losses into income are recorded as debt expense in the corresponding consolidated statements of income. See Note 13 for further details.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

21.    Acquisitions and divestitures
Routine acquisitions
During 2021, 2020, and 2019 the Company acquired dialysis businesses and other businesses, including a transplant software company, as follows:

	Year ended Year ended December 31,
	2021	2020	2019
Cash paid, net of cash acquired	$187,050	$182,013	$98,836
Contingent earn-out obligations	14,854	14,042	23,536
Deferred purchase price and liabilities assumed	10,226	20,415	4,326
Non-cash gain	—	1,821	—
Aggregate consideration	$212,130	$218,291	$126,698
Number of dialysis centers acquired — U.S.	19	8	7
Number of dialysis centers acquired — International	17	66	16
The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s financial statements, as are their operating results, from the designated effective dates of the acquisitions.
The initial purchase price allocations for these transactions have been recorded at estimated fair values based on information available to management and will be finalized when certain information arranged to be obtained has been received. For several of the 2021 acquisitions, certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of contingent earn-outs, intangibles, fixed assets, leases and certain working capital items relating to several of these acquisitions are pending final quantification.
The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of noncontrolling interests assumed in these transactions:

	Year ended December 31,
	2021	2020	2019
Current assets	$9,134	$23,607	$6,713
Property and equipment	9,277	37,457	4,842
Customer relationships	17,200	34,625	—
Noncompetition agreements and other long-term assets	9,964	10,168	1,980
Indefinite-lived licenses	11,432	22,136	31,858
Goodwill	173,244	130,057	90,226
Deferred income taxes	—	(3,962)	—
Liabilities assumed	(14,200)	(34,068)	(7,159)
Noncontrolling interests assumed	(3,921)	(1,729)	(1,762)
	$212,130	$218,291	$126,698
The following summarizes weighted-average estimated useful lives of amortizable intangible assets acquired during 2021, 2020 and 2019, as well as goodwill deductible for tax purposes associated with these acquisitions:

	Year ended December 31,
	2021	2020	2019
Weighted-average estimated useful lives (in years):
Customer relationships	10	18
Noncompetition agreements	6	5	6

Goodwill deductible for tax purposes	$169,014	$94,318	$88,517

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Pro forma financial information (unaudited)
The following summary, prepared on a pro forma basis, combines the results of operations as if all acquisitions within continuing operations in 2021 and 2020 had been consummated as of the beginning of 2020, including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2021	2020
	(unaudited)
Pro forma total revenues	$11,678,798	$11,722,511
Pro forma net income from continuing operations attributable to DaVita Inc.	$985,800	$797,844
Pro forma basic net income per share from continuing operations attributable to DaVita Inc.	$9.37	$6.66
Pro forma diluted net income per share from continuing operations attributable to DaVita Inc.	$8.97	$6.51
Sale of RMS Lifeline
The Company divested its prior vascular access business, RMS Lifeline, Inc., effective May 1, 2020 and recognized a loss on sale of approximately $16,252.
Contingent earn-out obligations
The Company has contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired businesses a total of up to approximately $67,638 if certain performance targets or quality margins are met over the next one year to five years.
Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the remeasurement recognized in earnings. See Note 24 for further details. As of December 31, 2021, the Company estimated the fair value of these contingent earn-out obligations to be $33,600, of which a total of $9,419 is included in other current liabilities, and the remaining $24,181 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in contingent earn-out liabilities for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Beginning balance	$30,248	$24,586
Acquisitions	14,854	14,042
Foreign currency translation	(1,674)	(3,688)
Fair value remeasurements	(1,292)	(2,630)
Payments or other settlements	(8,536)	(2,062)
Ending balance	$33,600	$30,248

22.    Discontinued operations previously held for sale
DaVita Medical Group (DMG)
On June 19, 2019, the Company completed the sale of its prior DMG business to Optum, a subsidiary of UnitedHealth Group Inc., for an aggregate purchase price of $4,340,000, prior to certain closing and post-closing adjustments specified in the related equity purchase agreement dated as of December 5, 2017, as amended as of September 20, 2018 and as of December 11, 2018 (as amended, the equity purchase agreement).
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
The following table presents the financial results of discontinued operations related to DMG:

	Year ended December 31,
	2020	2019
Net revenues	$—	$2,713,059
Expenses	—	2,543,865
Income from discontinued operations before taxes	—	169,194
Loss on sale of discontinued operations before taxes	(7,996)	(23,022)
Income tax expense	1,657	40,689
Net (loss) income from discontinued operations, net of tax	$(9,653)	$105,483
The following table presents cash flows of discontinued operations related to DMG:

	Year ended December 31,
	2020	2019
Net cash provided by operating activities from discontinued operations	$—	$99,634
Net cash used in investing activities from discontinued operations	$—	$(43,442)
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
For the VIEs described above, these consolidated financial statements include total assets of $299,953 and total liabilities and noncontrolling interests to third parties of $200,110 at December 31, 2021.
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
The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of December 31, 2021 and 2020:

December 31, 2021	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$48,598	$48,598	$—	$—
Interest rate cap agreements	$12,203	$—	$12,203	$—
Liabilities
Contingent earn-out obligations	$33,600	$—	$—	$33,600
Temporary equity
Noncontrolling interests subject to put provisions	$1,434,832	$—	$—	$1,434,832
December 31, 2020
Assets
Investments in equity securities	$44,077	$44,077	$—	$—
Interest rate cap agreements	$2,671	$—	$2,671	$—
Liabilities
Contingent earn-out obligations	$30,248	$—	$—	$30,248
Temporary equity
Noncontrolling interests subject to put provisions	$1,330,028	$—	$—	$1,330,028
For reconciliations of changes in contingent earn-out obligations and noncontrolling interests subject to put provisions during the year ended at December 31, 2021 and 2020, see Note 21 and the consolidated statements of equity, respectively.
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
The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, including projected earnings before interest, taxes, depreciation, and amortization (EBITDA), revenue and key performance indicators. The estimated fair value of these contingent earn-out obligations is remeasured as of each reporting date and could

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

fluctuate based upon any significant changes in key assumptions, such as changes in the Company credit risk adjusted rate that is used to discount obligations to present value. See Note 21 for further discussion.
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of December 31, 2021, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $180,000. See Note 17 for a discussion of the Company’s methodology for estimating the fair values of noncontrolling interests subject to put obligations.
The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon quoted bid and ask prices for these instruments, typically a level 2 input. See Note 13 for further discussion of the Company's debt.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in the consolidated financial statements at December 31, 2021 and 2020 at their approximate fair values due to the short-term nature of their settlements.
25.    Segment reporting
The Company's operations are comprised of its U.S. dialysis and related lab services business (its U.S. dialysis business), its U.S. ancillary services and strategic initiatives and its international operations (collectively, its ancillary services), as well as its corporate administrative support. See Note 1 "Organization" for a summary description of the Company's businesses.
On June 19, 2019, the Company completed the sale of its prior DMG business to Optum. As a result of this transaction, DMG's results of operations have been reported as discontinued operations for all periods presented.
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
The Company’s separate operating segments include its U.S. dialysis and related lab services business, its U.S. ancillary services and strategic initiatives, its kidney care operations in each foreign sovereign jurisdiction, its other health operations in each foreign sovereign jurisdiction, and its equity method investment in the APAC joint venture. The U.S. dialysis and related lab services business qualifies as a separately reportable segment, and all other operating segments, including the international operating segments, have been combined and disclosed in the other segments category.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:

	Year ended December 31,
	2021	2020	2019
Segment revenues:
U.S. dialysis
Patient service revenues:
External sources	$10,551,106	$10,475,273	$10,399,686
Intersegment revenues	90,512	144,091	131,199
U.S. dialysis patient service revenues	10,641,618	10,619,364	10,530,885
Other revenues
External sources	25,061	39,376	30,895
Intersegment revenues	284	1,195	1,126
Total U.S. dialysis revenues	$10,666,963	$10,659,935	$10,562,906
Other - Ancillary services
Net patient service revenues	662,409	550,978	497,021
Other external sources	380,221	484,977	460,877
Intersegment revenues	4,294	16,743	14,030
Total ancillary services	1,046,924	1,052,698	971,928
Total net segment revenues	11,713,887	11,712,633	11,534,834
Elimination of intersegment revenues	(95,090)	(162,029)	(146,355)
Consolidated revenues	$11,618,797	$11,550,604	$11,388,479
Segment operating margin (loss):
U.S. dialysis	$1,974,988	$1,917,604	$1,924,826
Other - Ancillary services(1)	(66,003)	(76,261)	(189,174)
Total segment margin	1,908,985	1,841,343	1,735,652
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Corporate administrative support	(111,615)	(146,707)	(92,335)
Consolidated operating income	1,797,370	1,694,636	1,643,317
Debt expense	(285,254)	(304,111)	(443,824)
Debt prepayment, refinancing and redemption charges	—	(89,022)	(33,402)
Other income, net	6,378	16,759	29,348
Income from continuing operations before income taxes	$1,518,494	$1,318,262	$1,195,439

(1)Includes equity investment income of $3,177, $5,866, and $9,366 in 2021, 2020 and 2019, respectively.
Depreciation and amortization expense by reportable segment was as follows:

	Year ended December 31,
	2021	2020	2019
U.S. dialysis	$642,711	$594,552	$583,454
Other - Ancillary services	37,904	35,883	31,698
	$680,615	$630,435	$615,152
Expenditures for property and equipment by reportable segment were as follows:

	Year ended December 31,
	2021	2020	2019
U.S. dialysis	589,662	$646,870	$681,339
Other - Ancillary services	51,803	27,671	46,741
DMG - Discontinued operations	—	—	38,466
	$641,465	$674,541	$766,546

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Summary of assets by reportable segment was as follows:

	Year ended December 31,
	2021	2020
Segment assets
U.S. dialysis(1)	$15,375,000	$15,344,647
Other - Ancillary services(2)	1,746,488	1,643,869
Consolidated assets	$17,121,488	$16,988,516

(1)Includes equity method and other investments of $112,500 and $122,974 in 2021 and 2020, respectively.
(2)Includes equity method and other investments of $126,381 and 134,517 in 2021 and 2020, respectively and includes approximately $190,029 and $181,137 in 2021 and 2020, respectively, of net property and equipment related to the Company’s international operations.
26.    Supplemental cash flow information
The table below provides supplemental cash flow information:

	Year ended December 31,
	2021	2020	2019
Cash paid:
Income taxes, net	$209,754	$154,850	$157,983
Interest	$279,002	$326,165	$473,176
Non-cash investing and financing activities:
Fixed assets under financing lease obligations	$31,690	$22,042	$18,953

EXHIBIT INDEX

2.1	Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita Inc., Collaborative Care Holdings, LLC, and solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated.(2)

2.2	Amendment No. 1 dated as of September 20, 2018, to that certain Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita Inc., a Delaware corporation, Collaborative Care Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of Optum, Inc., and solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated, a Delaware corporation.(15)

2.3	Second Amendment to Equity Purchase Agreement by and between DaVita Inc., a Delaware corporation, and Collaborative Care Holdings, LLC, a Delaware limited liability company, dated as of December 11, 2018, amending that certain Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita Inc., Collaborative Care Holdings, LLC, and, solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated (as previously amended).(9)

3.1	Restated Certificate of Incorporation of DaVita Inc., as filed with the Secretary of State of Delaware on November 1, 2016.(1)

3.2	Amended and Restated Bylaws for DaVita Inc. dated as of December 10, 2020.(24)

4.1	Indenture for the 4.625% Senior Notes due 2030, dated as of June 9, 2020, by and among DaVita Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.(14)

4.2	Form of 4.625% Senior Notes due 2030 and related Guarantee (included in Exhibit 4.1).(14)

4.3	Indenture for the 3.750% Senior Notes due 2031, dated August 11, 2020, by and among DaVita Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.(12)

4.4	Form of 3.750% Senior Notes due 2031 and related Guarantee (included in Exhibit 4.3).(12)

4.5	Description of Securities.(21)

10.1	Sourcing and Supply Agreement between DaVita Inc. and Amgen USA Inc. effective as of January 6, 2017.(4)**

10.2	Credit Agreement, dated August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, Credit Agricole Corporate and Investment Bank, JPMorgan Chase Bank, N.A. and MUFG Bank Ltd., as co-syndication agents, Bank of America, N.A., Barclays Bank PLC, Credit Suisse Loan Funding LLC, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc. and Suntrust Bank, as co-documentation agents, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender.(17)

10.3	First Amendment, dated as of February 13, 2020, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender.(21)

10.4	Employment Agreement, dated as of April 29, 2019, by and between Javier J. Rodriguez and DaVita Inc.(10)*

10.5	Stock Appreciation Rights Agreement, effective November 4, 2019, by and between Javier J. Rodriguez and DaVita Inc.(20)*

10.6	Employment Agreement, effective February 21, 2017, by and between DaVita Inc. and Joel Ackerman.(6)*

10.7	Employment Agreement, effective April 27, 2016, by and between DaVita HealthCare Partners Inc. and Kathleen A. Waters.(4)*

10.8	Employment Agreement, effective April 29, 2015, by and between DaVita HealthCare Partners Inc. and Michael Staffieri.(21)*

10.9	Form of Indemnity Agreement.(8)*

10.10	Form of Indemnity Agreement.(5)*

10.11	DaVita Deferred Compensation Plan.(6)*

10.12	Amended and Restated Employee Stock Purchase Plan.(19)*

10.13	DaVita Inc. Severance Plan for Directors and Above.(3)*

10.14	DaVita Inc. Non-Employee Director Compensation Policy.(11)*

10.15	Amended and Restated DaVita Inc. 2011 Incentive Award Plan.(7)*

10.16	Amendment No. 1 to the Amended and Restated DaVita Inc. 2011 Incentive Award Plan.(20)*

10.17	DaVita Inc. 2020 Incentive Award Plan.(22)*

10.18	DaVita Inc. Rule of 65 Policy, adopted on August 19, 2018.(16)*

10.19	Form of Stock Appreciation Rights Agreement-Board members (DaVita Inc. 2011 Incentive Award Plan).(25)*

10.20	Form of Stock Appreciation Rights Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(13)*

10.21	Form of Long-Term Incentive Program Award Agreement (For 162(m) designated teammates) (DaVita Inc. 2011 Incentive Award Plan).(13)*

10.22	Form of Long-Term Incentive Program Award Agreement (DaVita Inc. 2011 Incentive Award Plan).(13)*

10.23	Form of Restricted Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(18)*

10.24	Form of Performance Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(18)*

10.25	Form of Stock Appreciation Rights Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(18)*

10.26	Form of Restricted Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(18)*

10.27	Form of Performance Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(18)*

10.28	Form of Stock Appreciation Rights Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(18)*

10.29	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2020 Incentive Award Plan).(23)*

10.30	Form of Performance-Based Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).(23)*

10.31	Form of Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).(23)*

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page S-1).

31.1	Certification of the Chief Executive Officer, dated February 11, 2022, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 11, 2022, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 11, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 11, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document.✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.✓

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)Filed on November 2, 2016 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(2)Filed on December 6, 2017 as an exhibit to the Company’s Current Report on Form 8-K.
(3)Filed on October 28, 2021 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
(4)Filed on May 2, 2017 as an exhibit to the Company’s Quarterly Report on 10-Q for the quarter ended March 31, 2017.
(5)Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(6)Filed on February 24, 2017 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(7)Filed on April 28, 2014 as an appendix to the Company's Definitive Proxy Statement on Schedule 14A.
(8)Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(9)Filed on December 17, 2018 as an exhibit to the Company’s Current Report on Form 8-K.
(10)Filed on April 29, 2019 as an exhibit to the Company's Current Report on Form 8-K.

(11)Filed on May 5, 2020 as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
(12)Filed on August 11, 2020 as an exhibit to the Company’s Current Report on Form 8-K.
(13)Filed on March 1, 2013 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(14)Filed on June 9, 2020 as an exhibit to the Company's Current Report on Form 8-K.
(15)Filed on September 24, 2018 as an exhibit to the Company’s Current Report on Form 8-K.
(16)Filed on August 23, 2018 as an exhibit to the Company’s Current Report on Form 8-K.
(17)Filed on August 14, 2019 as an exhibit to the Company’s Current Report on Form 8-K.
(18)Filed on July 22, 2019 as an exhibit to the Company’s Tender Offer Statement on Schedule TO-I.
(19)Filed on May 10, 2016 as an appendix to the Company's Proxy Statement on DEF 14A.
(20)Filed on December 6, 2019 as an appendix to the Company's Proxy Statement on DEF 14A.
(21)Filed on February 21, 2020 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(22)Filed on April 27, 2020 as an appendix to the Company's Proxy Statement on DEF 14A.
(23)Filed on August 17, 2020 as an exhibit to the Company’s Tender Offer Statement on Schedule TO-I.
(24)Filed on December 10, 2020 as an exhibit to the Company’s Current Report on Form 8-K.
(25)Filed on August 1, 2018 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 11, 2022.

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
S-1

Signature	Title	Date

/S/ JAVIER J. RODRIGUEZ	Chief Executive Officer and Director	February 11, 2022
Javier J. Rodriguez	(Principal Executive Officer)

/S/ JOEL ACKERMAN	Chief Financial Officer and Treasurer	February 11, 2022
Joel Ackerman	(Principal Financial Officer)

/S/ JOHN D. WINSTEL	Chief Accounting Officer	February 11, 2022
John D. Winstel	(Principal Accounting Officer)

/S/ PAMELA M. ARWAY	Director	February 11, 2022
Pamela M. Arway

/S/ CHARLES G. BERG	Director	February 11, 2022
Charles G. Berg

/S/ BARBARA J. DESOER	Director	February 11, 2022
Barbara J. Desoer

/S/ PAUL J. DIAZ	Director	February 11, 2022
Paul J. Diaz

/S/ GREGORY J. MOORE	Director	February 11, 2022
Gregory J. Moore

/S/ JOHN M. NEHRA	Director	February 11, 2022
John M. Nehra

/S/ PAULA A. PRICE	Director	February 11, 2022
Paula A. Price

/S/ PHYLLIS R. YALE	Director	February 11, 2022
Phyllis R. Yale

S-2

DAVITA INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Acquisitions	Amounts charged to income	Amounts written off	Balance at end of year
Description
	(dollars in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2021	$—	$—	$—	$—	$—
Year ended December 31, 2020	$8,328	$—	$13,458	$21,786	$—
Year ended December 31, 2019	$52,924	$—	$21,715	$66,311	$8,328

S-3