Form 10-Q
period 2022-03-31
DAVITA INC.
filed 2022-05-05
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 29, 2022, the number of shares of the registrant’s common stock outstanding was approximately 94.6 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.
i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended March 31,
	2022	2021
Dialysis patient service revenues	$2,716,281	$2,714,587
Other revenues	101,274	105,414
Total revenues	2,817,555	2,820,001
Operating expenses:
Patient care costs	2,018,529	1,938,330
General and administrative	294,820	281,426
Depreciation and amortization	172,944	165,701
Equity investment income, net	(7,046)	(8,058)
Total operating expenses	2,479,247	2,377,399
Operating income	338,308	442,602
Debt expense	(73,791)	(67,014)
Other (loss) income, net	(1,786)	1,168
Income before income taxes	262,731	376,756
Income tax expense	57,013	85,211
Net income	205,718	291,545
Less: Net income attributable to noncontrolling interests	(43,596)	(54,142)
Net income attributable to DaVita Inc.	$162,122	$237,403

Earnings per share attributable to DaVita Inc.:
Basic net income	$1.68	$2.18
Diluted net income	$1.61	$2.09

Weighted average shares for earnings per share:
Basic shares	96,342	109,014
Diluted shares	100,503	113,852
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2022	2021
Net income	$205,718	$291,545
Other comprehensive income (loss), net of tax:
Unrealized gains on interest rate cap agreements:
Unrealized gains	41,132	4,882
Reclassifications of net realized losses into net income	1,033	1,033
Unrealized gains (losses) on foreign currency translation:	62,212	(62,544)
Other comprehensive income (loss)	104,377	(56,629)
Total comprehensive income	310,095	234,916
Less: Comprehensive income attributable to noncontrolling interests	(43,596)	(54,142)
Comprehensive income attributable to DaVita Inc.	$266,499	$180,774
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$327,502	$461,900
Restricted cash and equivalents	93,079	93,060
Short-term investments	19,407	22,310
Accounts receivable	2,044,346	1,957,583
Inventories	107,722	107,428
Other receivables	441,363	427,321
Prepaid and other current assets	79,261	72,517
Income tax receivable	16,034	25,604
Total current assets	3,128,714	3,167,723
Property and equipment, net of accumulated depreciation of $4,866,988 and $4,763,135, respectively	3,439,337	3,479,972
Operating lease right-of-use assets	2,784,140	2,824,787
Intangible assets, net of accumulated amortization of $64,525 and $60,730, respectively	191,096	177,693
Equity method and other investments	237,788	238,881
Long-term investments	47,866	49,514
Other long-term assets	185,166	136,677
Goodwill	7,072,903	7,046,241
	$17,087,010	$17,121,488
LIABILITIES AND EQUITY
Accounts payable	$433,137	$402,049
Other liabilities	737,160	709,345
Accrued compensation and benefits	565,458	659,960
Current portion of operating lease liabilities	399,101	394,357
Current portion of long-term debt	185,728	179,030
Income tax payable	99,863	53,792
Total current liabilities	2,420,447	2,398,533
Long-term operating lease liabilities	2,622,039	2,672,713
Long-term debt	8,687,487	8,729,150
Other long-term liabilities	108,954	119,158
Deferred income taxes	839,003	830,954
Total liabilities	14,677,930	14,750,508
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,390,757	1,434,832
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 97,342 and 95,238 shares issued and outstanding at March 31, 2022, respectively, and 97,289 shares issued and outstanding at December 31, 2021)	97	97
Additional paid-in capital	595,403	540,321
Retained earnings	516,459	354,337
Treasury stock (2,104 and zero shares, respectively)	(233,318)	—
Accumulated other comprehensive loss	(34,870)	(139,247)
Total DaVita Inc. shareholders' equity	843,771	755,508
Noncontrolling interests not subject to put provisions	174,552	180,640
Total equity	1,018,323	936,148
	$17,087,010	$17,121,488
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$205,718	$291,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,944	165,701
Stock-based compensation expense	24,904	23,595
Deferred income taxes	(41)	18,688
Equity investment loss (income), net	664	(2,924)
Other non-cash charges, net	4,714	3,979
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(66,270)	(224,274)
Inventories	849	(5,303)
Other receivables and prepaid and other current assets	(17,966)	13,756
Other long-term assets	3,520	(6,521)
Accounts payable	21,402	(75,504)
Accrued compensation and benefits	(95,927)	(126,330)
Other current liabilities	26,912	26,970
Income taxes	52,473	62,719
Other long-term liabilities	(11,701)	(11,793)
Net cash provided by operating activities	322,195	154,304
Cash flows from investing activities:
Additions of property and equipment	(123,108)	(144,913)
Acquisitions	(5,166)	(3,668)
Proceeds from asset and business sales	11,353	16,337
Purchase of debt investments held-to-maturity	(5,070)	(5,349)
Purchase of other debt and equity investments	(2,726)	(1,779)
Proceeds from debt investments held-to-maturity	5,070	5,349
Proceeds from sale of other debt and equity investments	3,773	11,879
Purchase of equity method investments	(2,962)	(3,200)
Distributions from equity method investments	470	978
Net cash used in investing activities	(118,366)	(124,366)
Cash flows from financing activities:
Borrowings	354,285	1,606,969
Payments on long-term debt	(398,990)	(698,298)
Deferred financing and debt redemption costs	—	(8,346)
Purchase of treasury stock	(236,232)	(316,250)
Distributions to noncontrolling interests	(65,452)	(53,867)
Net payments related to stock purchases and awards	(501)	(2,524)
Contributions from noncontrolling interests	4,929	10,689
Proceeds from sales of additional noncontrolling interests	3,673	—
Purchases of noncontrolling interests	(3,283)	(1,095)
Net cash (used in) provided by financing activities	(341,571)	537,278
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,363	(7,966)
Net (decrease) increase in cash, cash equivalents and restricted cash	(134,379)	559,250
Cash, cash equivalents and restricted cash at beginning of the year	554,960	501,790
Cash, cash equivalents and restricted cash at end of the period	$420,581	$1,061,040
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended March 31, 2022
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2021	$1,434,832	97,289	$97	$540,321	$354,337	—	$—	$(139,247)	$755,508	$180,640
Comprehensive income:
Net income	28,381				162,122				162,122	15,215
Other comprehensive income								104,377	104,377
Stock award plan		53		(3,488)					(3,488)
Stock-settled stock-based compensation expense				24,626					24,626
Changes in noncontrolling interest from:
Distributions	(42,881)									(22,571)
Contributions	3,197									1,732
Acquisitions and divestitures	2,421			883					883
Partial purchases	(822)			(1,774)					(1,774)
Fair value remeasurements	(34,835)			34,835					34,835
Other	464									(464)
Purchase of treasury stock						(2,104)	(233,318)		(233,318)
Balance at March 31, 2022	$1,390,757	97,342	$97	$595,403	$516,459	(2,104)	$(233,318)	$(34,870)	$843,771	$174,552

	Three months ended March 31, 2021
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2020	$1,330,028	109,933	$110	$597,073	$852,537	—	$—	$(66,154)	$1,383,566	$183,186
Comprehensive income:
Net income	35,600				237,403				237,403	18,542
Other comprehensive loss								(56,629)	(56,629)
Stock award plans		94		(6,270)					(6,270)
Stock-settled stock-based compensation expense				23,555					23,555
Changes in noncontrolling interest from:
Distributions	(34,259)									(19,608)
Contributions	7,695									2,994
Partial purchases	(201)			(889)					(889)	(5)
Fair value remeasurements	10,297			(10,297)					(10,297)
Purchase of treasury stock						(2,949)	(322,333)		(322,333)
Balance at March 31, 2021	$1,349,160	110,027	$110	$603,172	$1,089,940	(2,949)	$(322,333)	$(122,783)	$1,248,106	$185,109

See notes to condensed consolidated financial statements.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

Unless otherwise indicated in this Quarterly Report on Form 10-Q, "the Company", "we", "us", "our" and similar terms refer to DaVita Inc. and its consolidated subsidiaries.
1.     Condensed consolidated interim financial statements
The unaudited condensed consolidated interim financial statements included in this report are prepared by the Company. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies and noncontrolling interests subject to put provisions. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, certain fair value estimates, accounting for income taxes and loss contingencies. The results of operations reflected in these interim financial statements may not necessarily be indicative of annual operating results. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (2021 10-K). Prior period classifications conform to the current period presentation. The Company has evaluated subsequent events through the date these condensed consolidated interim financial statements were issued and has included all necessary adjustments and disclosures.
2.     Revenue recognition
The following table summarizes the Company's segment revenues by primary payor source:

	Three months ended March 31, 2022			Three months ended March 31, 2021
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,464,086	$	$1,464,086	$1,480,297	$	$1,480,297
Medicaid and Managed Medicaid	189,655		189,655	187,243		187,243
Other government	80,800	116,895	197,695	80,184	106,830	187,014
Commercial	834,579	52,425	887,004	835,479	51,498	886,977
Other revenues:
Medicare and Medicare Advantage		83,596	83,596		85,595	85,595
Medicaid and Managed Medicaid		538	538		300	300
Commercial		1,338	1,338		6,034	6,034
Other(1)	5,976	9,836	15,812	6,675	11,162	17,837
Eliminations of intersegment revenues	(22,169)		(22,169)	(27,003)	(4,293)	(31,296)
Total	$2,552,927	$264,628	$2,817,555	$2,562,875	$257,126	$2,820,001

(1)Other primarily consists of management service fees earned in the respective Company line of business as well as other non-patient service revenue from the Company's U.S. ancillary services and international operations.
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
Dialysis patient service revenues. Revenues are recognized based on the Company’s estimate of the transaction price the Company expects to collect as a result of satisfying its performance obligations. Dialysis patient service revenues are recognized in the period services are provided based on these estimates. Revenues consist primarily of payments from government and commercial health plans for dialysis services provided to patients. The Company maintains a usual and customary fee schedule for its dialysis treatments and related lab services; however, actual collectible revenue is normally recognized at a discount from the fee schedule.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Other revenues. Other revenues consist of revenues earned by the Company's non-dialysis ancillary services as well as fees for management and administrative services to outpatient dialysis businesses that the Company does not consolidate. Other revenues are estimated in the period services are provided. The Company's U.S. ancillary service revenues include revenues earned under risk-based arrangements in the Company's integrated kidney care (IKC) business, including value-based care (VBC) arrangements. Under its VBC arrangements, the Company assumes full or shared financial risk for the total medical cost of care for patients below or above a benchmark. The benchmarks against which the Company incurs profit or loss on these contracts are typically based on the underlying premiums paid to the insuring entity (our counterparty), with adjustments where applicable, or on trended or adjusted medical cost targets.
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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended March 31,
	2022	2021
Net income attributable to DaVita Inc.	$162,122	$237,403
Weighted average shares outstanding:
Basic shares	96,342	109,014
Assumed incremental from stock plans	4,161	4,838
Diluted shares	100,503	113,852
Basic net income per share attributable to DaVita Inc.	$1.68	$2.18
Diluted net income per share attributable to DaVita Inc.	$1.61	$2.09

Anti-dilutive stock-settled awards excluded from calculation(1)	171	27

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
4.     Short-term and long-term investments
The Company’s short-term and long-term debt and equity investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	March 31, 2022			December 31, 2021
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$23,230	$—	$23,230	$23,226	$—	$23,226
Investments in mutual funds and common stocks	—	44,043	44,043	—	48,598	48,598
	$23,230	$44,043	$67,273	$23,226	$48,598	$71,824
Short-term investments	$8,228	$11,179	$19,407	$8,227	$14,083	$22,310
Long-term investments	15,002	32,864	47,866	14,999	34,515	49,514
	$23,230	$44,043	$67,273	$23,226	$48,598	$71,824

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximated their fair values at March 31, 2022 and December 31, 2021.
Equity securities: The Company holds certain equity investments that have a readily determinable fair value from public markets. The Company's remaining short-term and long-term equity investments are held within a trust to fund existing obligations associated with the Company’s non-qualified deferred compensation plans. During the three months ended March 31, 2022, the Company recognized pre-tax net losses of $3,553 in other income associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $435 and a net increase in unrealized losses of $3,988.
5.     Goodwill
Changes in goodwill by reportable segments were as follows:

	U.S. dialysis	Other — Ancillary services	Consolidated
Balance at December 31, 2020	$6,309,928	$609,181	$6,919,109
Acquisitions	91,979	81,265	173,244
Divestitures	(1,745)	—	(1,745)
Foreign currency and other adjustments	—	(44,367)	(44,367)
Balance at December 31, 2021	$6,400,162	$646,079	$7,046,241
Acquisitions	—	4,442	4,442
Divestitures	—	—	—
Foreign currency and other adjustments	—	22,220	22,220
Balance at March 31, 2022	$6,400,162	$672,741	$7,072,903

Balance at March 31, 2022:
Goodwill	$6,400,162	$796,684	$7,196,846
Accumulated impairment charges	—	(123,943)	(123,943)
	$6,400,162	$672,741	$7,072,903
The Company did not recognize any goodwill impairment charges during the three months ended March 31, 2022 and 2021.
As dialysis treatments are an essential, life-sustaining service for patients who depend on them, the Company's operations have continued and are currently expected to continue throughout the novel coronavirus (COVID-19) pandemic. However, the ultimate impact of the dynamic and evolving COVID-19 pandemic on the Company will depend on future developments that are highly uncertain and difficult to predict, including among others the ultimate severity and duration of the pandemic; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus such as the Omicron variant or Omicron BA2 subvariant; COVID-19's impact on the chronic kidney disease (CKD) patient population and the Company's patient population, including on the mortality of these patients; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments, and therapies; the pandemic's continuing impact on the Company's revenue and non-acquired growth due to lower treatment volumes, the U.S. and global economies, unemployment, labor market conditions, inflation and monetary policies; the potential negative impact on the Company's commercial mix or the number of patients covered by commercial insurance plans; continued increased COVID-19-related costs; supply chain challenges and disruptions; the responses of the Company's competitors to the pandemic and related changes in the marketplace; the timing, scope and effectiveness of federal, state and local government responses to the continuing pandemic; and any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern the Company's business. While the Company does not currently expect a material adverse impact to its business as a result of this public health crisis, there can be no assurance that the COVID-19 pandemic will not have a material adverse impact on one or more of the Company's businesses.
Developments, events, changes in operating performance and other changes in circumstances since the dates of the Company’s last annual goodwill impairment assessments have not caused management to believe it is more likely than not that the fair values of any of the Company's reporting units would be less than their respective carrying amounts as of March 31,

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

2022. Except for the Company's Germany kidney care reporting unit as described further in Note 10 to the Company's consolidated financial statements included in the 2021 10-K, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of March 31, 2022.
6.     Long-term debt
Long-term debt was comprised of the following:

				As of March 31, 2022
	March 31, 2022	December 31, 2021	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A(2)	$1,575,000	$1,596,875	8/12/2024	LIBOR+1.50%	$1,578,938
Term Loan B-1	2,681,405	2,688,263	8/12/2026	LIBOR+1.75%	$2,671,349
Revolving line of credit(2)	—	—	8/12/2024	LIBOR+1.50%
Senior Notes:
4.625% Senior Notes	2,750,000	2,750,000	6/1/2030	4.625%	$2,571,250
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,320,000
Acquisition obligations and other notes payable(3)	128,476	130,599	2022-2036	4.87%	$128,476
Financing lease obligations(4)	291,949	299,128	2023-2038	4.55%
Total debt principal outstanding	8,926,830	8,964,865
Discount, premium and deferred financing costs(5)	(53,615)	(56,685)
	8,873,215	8,908,180
Less current portion	(185,728)	(179,030)
	$8,687,487	$8,729,150

(1)For the Company's senior secured credit facilities and senior notes, fair value estimates are based upon bid and ask quotes, typically a level 2 input. For acquisition obligations and other notes payable, the carrying values presented approximate their estimated fair values, based on estimates of their present values using level 2 interest rate inputs.
(2)The Company's interest rate on its Term Loan A and revolving line of credit is subject to adjustment depending upon the Company's leverage ratio under the credit agreement governing its senior secured credit facilities. Based on the Company's leverage ratio as of March 31, 2022, the Company’s interest rate effective in the second quarter of 2022 will be LIBOR plus 1.75% for its Term Loan A and revolving line of credit.
(3)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and variable interest rate components in effect as of March 31, 2022.
(4)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.
(5)As of March 31, 2022, the carrying amount of the Company's senior secured credit facilities have been reduced by a discount of $4,228 and deferred financing costs of $25,088, and the carrying amount of the Company's senior notes have been reduced by deferred financing costs of $39,736 and increased by a debt premium of $15,437. As of December 31, 2021, the carrying amount of the Company's senior secured credit facilities were reduced by a discount of $4,473 and deferred financing costs of $27,207, and the carrying amount of the Company's senior notes were reduced by deferred financing costs of $40,914 and increased by a debt premium of $15,909.
During the first three months of 2022, the Company made regularly scheduled mandatory principal payments under its senior secured credit facilities totaling $21,875 on Term Loan A and $6,858 on Term Loan B-1.
As of March 31, 2022, the Company's 2019 interest rate cap agreements have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-1 and a portion of Term Loan A. The remaining $756,405 outstanding principal balance of Term Loan A is subject to LIBOR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in the fair values of the cap agreements are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s interest rate cap agreements outstanding as of March 31, 2022 and December 31, 2021, which are classified in "Other long-term assets" on its consolidated balance sheet:

					Three months ended March 31, 2022		Fair value
	Notional amount	LIBOR maximum rate	Effective date	Expiration date	Debt expense	Recorded OCI gain	March 31, 2022	December 31, 2021
2019 cap agreements	$3,500,000	2.00%	6/30/2020	6/30/2024	$1,377	$54,806	$67,009	$12,203
See Note 9 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense related to the Company’s interest rate cap agreements for the three months ended March 31, 2022 and 2021.
The Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the first quarter of 2022 was 2.54%, based on the current margins in effect for its senior secured credit facilities as of March 31, 2022, as described above.
The Company’s overall weighted average effective interest rate for the three months ended March 31, 2022 was 3.35%, and as of March 31, 2022 was 3.52%.
As of March 31, 2022, the Company’s interest rates were fixed on approximately 52% of its total debt.
As of March 31, 2022, the Company had an undrawn $1,000,000 revolving line of credit under its senior secured credit facilities. Credit available under this facility is reduced by the amount of any letters of credit outstanding under this facility, of which there were none as of March 31, 2022. The Company also had approximately $108,095 in letters of credit outstanding under a separate bilateral secured letter of credit facility as of March 31, 2022.
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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations (which frequently arise from qui tam suits) and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of March 31, 2022 and December 31, 2021, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
Other Proceedings
2021 Antitrust Indictment and Putative Class Action Suit: On July 14, 2021, an indictment was returned by a grand jury in the U.S. District Court, District of Colorado against the Company and its former chief executive officer in the matter of U.S. v. DaVita Inc., et al. The two count indictment alleged that purported agreements entered into by DaVita's former chief executive officer not to solicit senior-level employees violate Section 1 of the Sherman Act. On September 14, 2021, DaVita and its former chief executive officer filed a motion to dismiss the indictment. On November 3, 2021, a superseding indictment was returned in U.S. v. DaVita Inc., et al. that included an additional count alleging a third violation of the Sherman Act. On November 10, 2021, DaVita and its former chief executive officer filed a renewed motion to dismiss the superseding indictment. On January 28, 2022, the court denied the motion to dismiss. On April 15, 2022, a jury returned a verdict in the Company’s favor, acquitting both the Company and its former chief executive officer on all counts. On April 20, 2022, the court entered judgments of acquittal and closed the case. On August 9, 2021, DaVita was named as defendant in a consolidated putative class action complaint in the matter of In re Outpatient Medical Center Employee Antitrust Litigation in the U.S. District Court, Northern District of Illinois. This class action complaint seeks to bring an action on behalf of certain groups of individuals employed by the Company between February 1, 2012 and January 5, 2021. On October 18, 2021, the Company filed a motion to dismiss the class action complaint. The Company disputes the allegations in the class action complaint, as well as the asserted violations of the Sherman Act, and intends to defend this action accordingly.
Marietta Memorial Hospital Employee Health Benefit Plan, et al. v. DaVita Inc. et al. No. 20-1641: On November 5, 2021 the United States Supreme Court granted certiorari of an appeal by an employer group health plan, the plan sponsor, and the plan’s advisor of the U.S. Court of Appeals for the Sixth Circuit (Sixth Circuit) decision in the Company's favor. The questions presented involve whether the health plan violates the Medicare Secondary Payor Act by "taking into account" that plan beneficiaries are eligible for Medicare and/or by "differentiating" between the benefits that the plan offers to patients with dialysis versus others. On December 23, 2021, the Solicitor General on behalf of the United States filed an amicus brief supporting the petitioners' request to overturn the Sixth Circuit decision. On January 19, 2022, the Company filed its brief in support of the Sixth Circuit decision, and the Company intends to defend against the appeal accordingly. The court heard oral arguments on March 1, 2022.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Other Commitments
The Company also has certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated outpatient dialysis businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $13,027.
8.    Shareholders' equity
Stock-based compensation
During the three months ended March 31, 2022, the Company granted 981 restricted and performance stock units with an aggregate grant-date fair value of $109,177 and a weighted-average expected life of approximately 3.5 years and 130 stock-settled stock appreciation rights with an aggregate grant-date fair value of $4,573 and a weighted-average expected life of approximately 4.5 years.
As of March 31, 2022, the Company had $221,010 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.5 years.
Share repurchases
The following table summarizes the Company's common stock repurchases during the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Shares repurchased	Amount paid	Average paid per share	Shares repurchased	Amount paid	Average paid per share
Open market repurchases:	2,104	$233,318	$110.90	2,949	$322,333	$109.28
The Company repurchased 798 shares of its common stock for $87,994 at an average cost of $110.28 per share subsequent to March 31, 2022 through May 4, 2022.
Effective on December 17, 2021, the Company's Board of Directors (Board) increased the Company's existing authorization by $2,000,000. The Company is authorized to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of May 4, 2022, the Company had a total of $2,062,627 available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations including under the terms of its current senior secured credit facilities.
9.     Accumulated other comprehensive loss

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$(1,178)	$(138,069)	$(139,247)	$(12,466)	$(53,688)	$(66,154)
Unrealized gains (losses)	54,806	62,212	117,018	6,505	(62,544)	(56,039)
Related income tax	(13,674)	—	(13,674)	(1,623)	—	(1,623)
	41,132	62,212	103,344	4,882	(62,544)	(57,662)
Reclassification into net income	1,377	—	1,377	1,377	—	1,377
Related income tax	(344)	—	(344)	(344)	—	(344)
	1,033	—	1,033	1,033	—	1,033
Ending balance	$40,987	$(75,857)	$(34,870)	$(6,551)	$(116,232)	$(122,783)

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The interest rate cap agreement net realized losses reclassified into net income are recorded as debt expense in the corresponding consolidated statements of income. See Note 6 for further details.
10.     Acquisitions and divestitures
Routine acquisitions
During the three months ended March 31, 2022, the Company acquired dialysis businesses consisting of three dialysis centers located outside the U.S. for total net cash of $5,166, contingent earn-out obligations of $245 and deferred purchase price and liabilities assumed of $2,251. The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
The initial purchase price allocations have been recorded at estimated fair values based on information available to management and will be finalized when certain information arranged to be obtained has been received. In particular, certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of intangibles, leases and certain other working capital items relating to these acquisitions are pending final quantification.
Goodwill deductible for tax purposes associated with acquisitions completed during the three months ended March 31, 2022 was $4,442.
Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired businesses a total of up to approximately $71,645 if certain performance targets or quality margins are met over the next one year to five years.
Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the remeasurement recognized in earnings. As of March 31, 2022, the Company estimated the fair value of these contingent earn-out obligations to be $34,193, of which $9,238 is included in other current liabilities and the remaining $24,955 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in contingent earn-out obligations:

Three months ended March 31, 2022
Beginning balance	$33,600
Acquisitions	245
Foreign currency translation	3,248
Fair value remeasurements	21
Payments	(2,921)
Ending balance	$34,193
11.    Variable interest entities (VIEs)
At March 31, 2022, these condensed consolidated financial statements include total assets of VIEs of $302,469 and total liabilities and noncontrolling interests of VIEs to third parties of $205,173. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 23 to the Company's consolidated financial statements included in the 2021 10-K.
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
The following table summarizes the Company’s assets, liabilities and temporary equities measured at fair value on a recurring basis as of March 31, 2022:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$44,043	$44,043	$—	$—
Interest rate cap agreements	$67,009	$—	$67,009	$—
Liabilities
Contingent earn-out obligations	$34,193	$—	$—	$34,193
Temporary equity
Noncontrolling interests subject to put provisions	$1,390,757	$—	$—	$1,390,757

For reconciliations of changes in contingent earn-out obligations and noncontrolling interests subject to put provisions during the three months ended March 31, 2022, see Note 10 and the consolidated statement of equity, respectively.
Investments in equity securities represent investments in various open-ended registered investment companies (mutual funds) and common stocks and are recorded at fair value estimated based on reported market prices or redemption prices, as applicable. See Note 4 for further discussion.
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
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of March 31, 2022, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $175,000. See Notes 17 and 24 to the Company's consolidated financial statements included in the 2021 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.
The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon bid and ask quotes for these instruments, typically a level 2 input. See Note 6 for further discussion of the Company's debt.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at March 31, 2022 at their approximate fair values due to the short-term nature of their settlements.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

13.    Segment reporting
The Company’s operating divisions are comprised of its U.S. dialysis and related lab services business (its U.S. dialysis business), its U.S. integrated kidney care business, its U.S. other ancillary services and its international operations (collectively, its ancillary services), as well as its corporate administrative support.
The Company’s separate operating segments include its U.S. dialysis and related lab services business, its U.S. integrated kidney care business, its U.S. other ancillary services, its kidney care operations in each foreign sovereign jurisdiction, its other health operations in each foreign sovereign jurisdiction, and its equity method investment in the Asia Pacific joint venture (APAC JV). The U.S. dialysis and related lab services business qualifies as a separately reportable segment, and all other operating segments have been combined and disclosed in the other segments category. See Note 25 to the Company's consolidated financial statements included in the 2021 10-K for further description of how the Company determines and measures results for its operating segments.
The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended March 31,
	2022	2021
Segment revenues:
U.S. dialysis
Dialysis patient service revenues:
External sources	$2,546,961	$2,556,259
Intersegment revenues	22,159	26,944
U.S. dialysis patient service revenues	2,569,120	2,583,203
Other revenues:
External sources	5,966	6,616
Intersegment revenues	10	59
Total U.S. dialysis revenues	2,575,096	2,589,878
Other—Ancillary services
Dialysis patient service revenues	169,320	158,328
Other external sources	95,308	98,798
Intersegment revenues		4,293
Total ancillary services revenues	264,628	261,419
Total net segment revenues	2,839,724	2,851,297
Elimination of intersegment revenues	(22,169)	(31,296)
Consolidated revenues	$2,817,555	$2,820,001
Segment operating margin (loss):
U.S. dialysis	$406,440	$479,906
Other—Ancillary services	(32,305)	(11,860)
Total segment operating margin	374,135	468,046
Reconciliation of segment operating income to consolidated income before income taxes:
Corporate administrative support	(35,827)	(25,444)
Consolidated operating income	338,308	442,602
Debt expense	(73,791)	(67,014)
Other (loss) income, net	(1,786)	1,168
Consolidated income before income taxes	$262,731	$376,756

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended March 31,
	2022	2021
U.S. dialysis	$162,019	$155,946
Other—Ancillary services	10,925	9,755
	$172,944	$165,701
Expenditures for property and equipment by reportable segment were as follows:

	Three months ended March 31,
	2022	2021
U.S. dialysis	$107,513	$133,804
Other—Ancillary services	15,595	11,109
	$123,108	$144,913

A summary of assets by reportable segment were as follows:

	March 31, 2022	December 31, 2021
U.S. dialysis	$15,227,817	$15,375,000
Other—Ancillary services	1,859,193	1,746,488
Consolidated assets	$17,087,010	$17,121,488
14.    New accounting standards
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. ASU 2021-08 requires application of ASC 606, Revenue from Contracts with Customers, to recognize and measure assets and liabilities from contracts with customers acquired in a business combination. This ASU creates an exception to the general recognition and measurement principle in ASC 805 and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently assessing the effect this guidance may have on its consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, DaVita's response to and the expected future impacts of the novel coronavirus (COVID-19), including statements about our balance sheet and liquidity, our expenses and expense offsets, revenues, billings and collections, availability or cost of supplies, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, the availability, acceptance, impact, administration and efficacy of COVID-19 vaccines, treatments and therapies, the continuing impact on the U.S. and global economies, unemployment and labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, expenses, strategic initiatives, government and commercial payment rates, expectations related to value-based care, integrated kidney care and Medicare Advantage plan enrollment, and our ongoing stock repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," “could,” "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•the continuing impact of the dynamic and evolving COVID-19 pandemic, including, without limitation, on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition and results of operations; the government’s response to the COVID-19 pandemic, including, among other things, federal, state and local vaccine mandates or surveillance testing requirements and the extent to which they may ultimately be applicable to us; the pandemic's continuing impact on the U.S. and global economies, unemployment, labor market conditions, inflation and evolving monetary policies; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments and therapies; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus, such as the Omicron variant or Omicron BA2 subvariant; the continuing impact of the pandemic on our revenue and non-acquired growth due to lower treatment volumes;COVID-19's impact on the chronic kidney disease (CKD) population and our patient population including on the mortality of these patients; any potential negative impact on our commercial mix or the number of our patients covered by commercial insurance plans; continued increased COVID-19-related costs; supply chain challenges and disruptions, including with respect to our clinical supplies; and higher salary and wage expense driven in part by labor market conditions and a high demand for our clinical personnel, any of which may also have the effect of heightening many of the other risks and uncertainties discussed below, and in many cases, the impact of the pandemic and the aforementioned global economic conditions on our business may persist after the pandemic subsides;
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
•risks arising from potential changes in laws, regulations or requirements applicable to us, such as potential and proposed federal and/or state legislation, regulation, ballot, executive action or other initiatives, including, without limitation, those related to healthcare and/or labor matters, such as AB 290 in California;
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
•U.S. and global economic and marketplace conditions, inflation, unemployment, labor market conditions, and evolving monetary policies, and our ability to respond to these changing conditions, including our ability to successfully implement cost savings innovations in response;
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
•our ability to complete acquisitions, mergers, dispositions, joint ventures or other strategic transactions that we might announce or be considering, on terms favorable to us or at all, or to successfully integrate any acquired businesses, or to successfully operate any acquired businesses, joint ventures or other strategic transactions, or to successfully expand our operations and services in markets outside the United States, or to businesses or products outside of dialysis services;
•continued increased competition from dialysis providers and others, and other potential marketplace changes, including without limitation increased investment in and availability of funding to new entrants in the dialysis and pre-dialysis marketplace;
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
•our aspirations, goals and disclosures related to environmental, social and governance (ESG) matters, including evolving regulatory requirements affecting ESG standards, measurements and reporting requirements; the availability of suppliers that can meet our sustainability standards; and our ability to recruit, develop and retain diverse talent in our labor markets; and
•the other risk factors, trends and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 10-K) and this Quarterly Report on Form 10-Q, and the risks and uncertainties discussed in any subsequent reports that we file or furnish with the Securities and Exchange Commission (SEC) from time to time.
The following should be read in conjunction with our condensed consolidated financial statements.

Company Overview
Our principal business is to provide dialysis and related lab services to patients in the United States, which we refer to as our U.S. dialysis business. We also operate our U.S. integrated kidney care (IKC) business, our other U.S. ancillary services, and our international operations, which we collectively refer to as our ancillary services, as well as our corporate administrative support. Our U.S. dialysis business is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease (ESRD) or end stage kidney disease (ESKD).
COVID-19 and General Economic and Marketplace Conditions
The COVID-19 pandemic continues to impact our business and operations. In addition, we continue to be impacted by general conditions in the global economy, including challenges with respect to supply chains, inflation and wage pressure, among other things. Certain of these impacts could be further intensified by concurrent global events such as potential COVID-19 lockdowns in portions of China or the ongoing conflict between Russia and Ukraine, the latter of which has resulted in increasing levels of sociopolitical and economic uncertainty and volatility in Europe and across the globe.
Operational and Financial Impacts
As part of our continued focus on the health, safety and well-being of our patients, teammates and physician partners, we have continued to dedicate substantial resources in response to COVID-19, including the implementation of additional protocols and initiatives to help safely maintain continuity of care for our patients and help protect our caregivers. The significant increase in cases resulting from the Omicron variant surge required us to continue to implement dedicated care shifts for patients with confirmed or suspected COVID-19 and other enhanced clinical practices, including procuring additional equipment and clinical supplies, such as personal protective equipment (PPE).
During the first quarter of 2022, these ongoing clinical measures placed additional pressure on staffing in an already challenging labor market. Additionally, as a result of these ongoing COVID-19-related clinical measures, in combination with general labor and inflationary pressures, we have incurred higher incentive pay, increased utilization of contract labor, and inefficient productivity. In addition, during 2022, we have and expect to continue to experience higher than usual wage increases for our teammates. The cumulative impact of the foregoing will continue to put additional pressure on our cost structure, some of which is expected to abate with the decline of the impact of COVID-19. Potential staffing shortages or disruptions, if material, could ultimately lead to the unplanned closures of certain centers or adversely impact clinical operations, and may otherwise have a material adverse impact on our ability to provide dialysis services or the cost of providing those services, among other things. Prolonged volatility, uncertainty, labor supply shortages and other challenging labor market conditions, including, among other things, due to inflationary pressures or evolving monetary policies that may be independent of the pandemic, could also have an adverse impact on our ability to execute on our strategic initiatives and a material adverse impact on our labor costs. These inflationary pressures or evolving monetary policies could more broadly impact our supply and other costs as noted below, and may drive certain increased expenses, including interest expense. While we continue to identify and implement cost savings opportunities to help mitigate these pressures, including cost savings associated with certain pharmaceutical supplies, and potential cost savings related to G&A efficiencies, capacity utilization improvement, clinic operations optimization and improvement and procurement improvement, there is no assurance that these initiatives will succeed in offsetting the impact of these challenging conditions, which ultimately could have a material adverse impact on our results of operations, financial condition and cash flows.
We also continued to experience significant cost inflation during the first quarter, including with respect to PPE and other medical supplies, among other things. We believe that the cost of PPE and other medical supplies will remain elevated and as our COVID-19 response continues, we expect to continue to incur extended and significant additional costs for these supplies, and we expect that certain of these increased costs may persist due to the overall challenges and disruptions of global supply chains. Ongoing global supply chain challenges have impacted the availability of certain of our equipment and clinical supplies. Prolonged strain on global supply chains may result in additional equipment and clinical supply shortages, disruptions, delays or associated price increases that could materially impact our ability to provide dialysis services or the cost of providing those services, among other things. On the other hand, our COVID-19 response has continued to reduce certain other expenses, such as those related to teammate travel, though it remains uncertain how much of these reductions, if any, will persist as our teammates return to their respective office locations.
In the first quarter, treatment volumes reflected continued pressure primarily driven by the ongoing impact of COVID-19 on mortality rates for dialysis patients which has had a negative impact on our patient census. The latest Omicron variant surge led to a significant increase in COVID-19 cases in our patient population. While the mortality rate associated with this latest surge preliminarily appears to be lower than in prior surges, the magnitude of the case increase resulted in an increased level of excess patient mortalities in the first quarter as compared to the prior quarter. We expect that the impact of COVID-19 is likely to continue to negatively impact our revenue and non-acquired growth for a period of time even as the pandemic subsides due to the compounding impact of mortalities, among other things. Depending on the ultimate severity and duration of the pandemic, the magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows. In light of the cumulative impact of these excess mortalities and these other marketplace dynamics that have been intensified by the pandemic, we are seeking to identify and implement cost savings opportunities, and any failure on our part to appropriately adjust our business and operations could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
Federal, State and Local Government Response
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
We believe the ultimate impact of this public health crisis on the Company will depend on future developments that are highly uncertain and difficult to predict, including among others the ultimate severity and duration of the pandemic; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus, such as the Omicron variant or Omicron BA2 subvariant; COVID-19's impact on the chronic kidney disease (CKD) patient population and our patient population, including on the mortality of these patients; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments and therapies; the pandemic’s continuing impact on our revenue and non-acquired growth due to lower treatment volumes, the U.S. and global economies, unemployment, labor market conditions, inflation and monetary policies; the potential negative impact on our commercial mix or the number of patients covered by commercial insurance plans; continued increased COVID-19-related costs; supply chain challenges and disruptions; the responses of our competitors to the pandemic and related changes in the marketplace; the timing, scope and effectiveness of federal, state and local government responses to the continuing pandemic; and any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern our business. In many cases, the impact of the pandemic and the aforementioned global economic and marketplace conditions on our business may persist after the pandemic subsidies.
For additional discussion of the COVID-19 pandemic and our response, including its impact on us and related risks and uncertainties, please see the discussion in Part I Item 1. Business of the 2021 10-K under the headings, "COVID-19 and its impact on our business" and "Human Capital Management," as well as the risk factor in Part I Item 1A. Risk Factors of the 2021 10-K under the heading "We face various risks related to the dynamic and evolving novel coronavirus pandemic, many of which may have a material adverse impact on us."
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the quarter ended periods for the three months ended March 31, 2022 compared to the three months ended December 31, 2021, and the year to date periods for three months ended March 31, 2022 compared to the three months ended March 31, 2021. The SEC amended its guidance on Management's Discussion and Analysis of Financial Condition and Results of Operations to permit companies to compare their most recently completed quarter to either the corresponding quarter of the prior year or to the immediately preceding sequential quarter to allow for flexibility in comparison of interim periods reported to help companies provide a more tailored and meaningful analysis relevant to their business cycles. Beginning with the first quarter of 2022, our Management’s Discussion and Analysis of Financial Condition and Results of Operations will present our results of operations for the most recently completed fiscal year to date period to the corresponding year to date period of the prior year, as well as the most recently completed quarter compared to the immediately preceding sequential quarter, and will otherwise exclude comparisons of the most recently completed quarter and the corresponding quarter of the prior year.

Consolidated results of operations
The following tables summarize our revenues and operating income by line of business. See the discussion of our results for each line of business following the tables. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Three months ended		Q1 2022 vs. Q4 2021
	March 31, 2022	December 31, 2021	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,575	$2,703	$(128)	(4.7)%
Other — Ancillary services	265	262	3	1.1%
Elimination of intersegment revenues	(22)	(20)	(2)	(10.0)%
Total consolidated revenues	$2,818	$2,944	$(126)	(4.3)%

Operating income (loss):
U.S. dialysis	$406	$451	$(45)	(10.0)%
Other — Ancillary services	(32)	(29)	(3)	(10.3)%
Corporate administrative support	(36)	(33)	(3)	(9.1)%
Operating income	$338	$389	$(51)	(13.1)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Three months ended		YTD Q1 2022 vs. YTD Q1 2021
	March 31, 2022	March 31, 2021	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,575	$2,590	$(15)	(0.6)%
Other — Ancillary services	265	261	4	1.5%
Elimination of intersegment revenues	(22)	(31)	9	29.0%
Total consolidated revenues	$2,818	$2,820	$(2)	(0.1)%

Operating income (loss):
U.S. dialysis	$406	$480	$(74)	(15.4)%
Other — Ancillary services	(32)	(12)	(20)	(166.7)%
Corporate administrative support	(36)	(25)	(11)	(44.0)%
Operating income	$338	$443	$(105)	(23.7)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

U.S. dialysis results of operations
Treatment Volume:

	Three months ended		Q1 2022 vs. Q4 2021
	March 31, 2022	December 31, 2021	Amount	Percent
Dialysis treatments	7,109,788	7,455,560	(345,772)	(4.6)%
Average treatments per day	92,335	94,374	(2,039)	(2.2)%
Treatment days	77.0	79.0	(2.0)	(2.5)%
Normalized non-acquired treatment growth(1)	(1.9)%	(1.8)%		(0.1)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.

	Three months ended		YTD Q1 2022 vs. YTD Q1 2021
	March 31, 2022	March 31, 2021	Amount	Percent
Dialysis treatments	7,109,788	7,286,934	(177,146)	(2.4)%
Average treatments per day	92,335	94,636	(2,301)	(2.4)%
Treatment days	77.0	77.0	—	—%
Normalized non-acquired treatment growth(1)	(1.9)%	(2.2)%		0.3%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.
Our U.S. dialysis treatment volume is directly correlated with our operating revenues and expenses. The decrease in our U.S. dialysis treatments for the first quarter of 2022 from the fourth quarter of 2021 was primarily driven by two fewer treatment days, increased mortality and higher missed treatments. We believe the increased mortality is largely attributable to the impact of COVID-19 on our patient population.
The decrease in our U.S. dialysis treatments for the three months ended March 31, 2022 from the three months ended March 31, 2021 was primarily driven by the impact of increased mortality over recent periods on our patient population, slightly offset by acquisition-related growth. We believe the increased mortality is largely attributable to the impact of COVID-19 on our patient population.
Revenues:

	Three months ended		Q1 2022 vs. Q4 2021
	March 31, 2022	December 31, 2021	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,575	$2,703	$(128)	(4.7)%
Average patient service revenue per treatment	$361.35	$361.70	$(0.35)	(0.1)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Three months ended		YTD Q1 2022 vs. YTD Q1 2021
	March 31, 2022	March 31, 2021	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,575	$2,590	$(15)	(0.6)%
Average patient service revenue per treatment	$361.35	$354.50	$6.85	1.9%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
U.S. dialysis average patient service revenue per treatment for the first quarter of 2022 compared to the fourth quarter of 2021 decreased, driven by a seasonal decline from co-insurance and deductibles, partially offset by an increase in the Medicare base rate in 2022, increases in commercial rate and mix, favorable changes due to the continued shift to Medicare Advantage plans and a seasonal increase from hospital inpatient dialysis treatments.
U.S. dialysis average patient service revenue per treatment for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 increased, primarily driven by increases in the Medicare base rate in 2022 and commercial mix, as well as favorable changes due to the continued shift to Medicare Advantage plans.
Operating expenses:

	Three months ended		Q1 2022 vs. Q4 2021
	March 31, 2022	December 31, 2021	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,796	$1,850	$(54)	(2.9)%
General and administrative	217	243	(26)	(10.7)%
Depreciation and amortization	162	166	(4)	(2.4)%
Equity investment income	(6)	(7)	1	14.3%
Total operating expenses and charges	$2,169	$2,251	$(82)	(3.6)%
Patient care costs per treatment	$252.61	$248.12	$4.49	1.8%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended		YTD Q1 2022 vs. YTD Q1 2021
	March 31, 2022	March 31, 2021	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,796	$1,739	$57	3.3%
General and administrative	217	221	(4)	(1.8)%
Depreciation and amortization	162	156	6	3.8%
Equity investment income	(6)	(6)	—	—%
Total operating expenses and charges	$2,169	$2,110	$59	2.8%
Patient care costs per treatment	$252.61	$238.69	$13.92	5.8%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.
Patient care costs. U.S. dialysis patient care costs per treatment for the first quarter of 2022 increased from the fourth quarter of 2021 primarily due to compensation expenses driven by increased wage rates and seasonal increases in payroll taxes. In addition, our fixed other direct operating expenses in our dialysis centers negatively impacted patient care costs per treatment due to fewer number of treatments in the first quarter of 2022. These increases were partially offset by decreased health benefit expenses, pharmaceutical unit costs and medical supplies expense.
U.S. dialysis patient care costs per treatment for the three months ended March 31, 2022 increased from the three months ended March 31, 2021 primarily due to compensation expenses driven by increased wage rates, as well as increases in fixed other direct operating expenses associated with our dialysis centers, as described above. Other drivers of this change include increases in utilities expense resulting from lower expense in the first quarter of 2021 related to our virtual power purchase arrangements, medical supplies expense, costs related to management meetings and insurance expense. These increases were partially offset by decreased pharmaceutical unit costs and professional fees.

General and administrative expenses. U.S. dialysis general and administrative expenses in the first quarter of 2022 decreased from the fourth quarter of 2021 primarily due to declines in compensation expense, professional fees, office supplies, other purchased services and health benefit expenses.
U.S. dialysis general and administrative expenses for the three months ended March 31, 2022 decreased from the three months ended March 31, 2021 primarily due to a decline in professional fees, partially offset by increased costs related to management meetings.
Depreciation and amortization. U.S. dialysis depreciation and amortization expenses for the quarter ended March 31, 2022 compared to the quarter ended December 31, 2021 decreased primarily due to a decline in accelerated depreciation for expected center closures, partially offset by increased depreciation and amortization related to hardware associated with our clinical system and other corporate technology projects.
U.S. dialysis depreciation and amortization expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 increased primarily related to increased depreciation and amortization related to hardware associated with our clinical system and other corporate technology projects, as well as the development of new centers. We expect depreciation and amortization to increase going forward as a result of the expected rollout of our new clinical system.
Equity investment income. U.S. dialysis equity investment income was relatively flat for the first quarter of 2022 compared to the fourth quarter of 2021 and the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Operating income:

	Three months ended		Q1 2022 vs. Q4 2021
	March 31, 2022	December 31, 2021	Amount	Percent
	(dollars in millions)
Operating income	$406	$451	$(45)	(10.0)%

	Three months ended		YTD Q1 2022 vs. YTD Q1 2021
	March 31, 2022	March 31, 2021	Amount	Percent
	(dollars in millions)
Operating income	$406	$480	$(74)	(15.4)%
U.S. dialysis operating income for the first quarter of 2022 decreased from the fourth quarter of 2021 primarily due to a decrease in dialysis treatments, a decrease in our average patient service revenue per treatment and increases in compensation expenses, as described above. Operating income was positively impacted by decreases in health benefit expenses, pharmaceutical unit costs, medical supplies expense and professional fees.
U.S. dialysis operating income for the three months ended March 31, 2022 decreased from the three months ended March 31, 2021 primarily due to a decrease in dialysis treatments and increases in compensation expenses and fixed other direct operating expenses associated with our dialysis centers, as described above, as well as increases in costs related to management meetings and medical supplies expense. Operating income was positively impacted by an increase in our average patient service revenue per treatment, as described above, and a decrease in professional fees and pharmaceutical unit costs.
Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of March 31, 2022, these consisted principally of our U.S. integrated kidney care business (IKC), certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations.
These ancillary services generated revenues of approximately $265 million in the first quarter of 2022, representing approximately 9% of our consolidated revenues. As part of our growth strategy, we have invested, and expect to continue to invest, significant resources in the further development of our integrated care business and value-based care initiatives. There can be no assurances that we will be able to successfully implement our strategies with respect to value-based care and integrated kidney care in the desired time frame and in a complex, dynamic and highly regulated environment, and we face risks including, among other things, those related to maintaining our existing business, recovering our investments, entering into agreements with payors, physicians, third party vendors and others on terms that are competitive, and as appropriate, that prove actuarially sound; structuring these agreements and arrangements to comply with evolving rules and regulations, including, among other things, rules and regulations related to the use of protected health information; and further developing our operational, IT and other capabilities to enable us to provide competitive programs at scale. If our value-based care and integrated kidney care programs are unsuccessful, it could result in a loss of our investments and have a material adverse effect on our growth strategy, and could have an adverse impact on our business, results of operations, financial condition and cash flows.
Furthermore, if any of our other ancillary services, such as our international operations, are unsuccessful, this could have a negative impact on our business, results of operations, financial condition and cash flows, and we may determine to exit that line of business, which could result in significant termination costs or loss of investment. In addition, we have in the past and may in the future incur material restructuring, write-off or impairment charges on our investment in one or more of these ancillary services, including goodwill.
We expect to add additional service offerings or product lines to our business and to pursue opportunities. While these opportunities could include, among other things, healthcare services not related to dialysis, we have focused our ongoing efforts on opportunities with strong strategic links to kidney care, dialysis or integrated kidney care.
As of March 31, 2022, our international dialysis operations provided dialysis and administrative services through a total of 346 outpatient dialysis centers located in 11 countries outside of the United States.
Ancillary services results of operations

	Three months ended		Q1 2022 vs. Q4 2021
	March 31, 2022	December 31, 2021	Amount	Percent
	(dollars in millions)
Revenues:
Integrated kidney care	$87	$86	$1	1.2%
Other U.S. ancillary	5	6	(1)	(16.7)%
International	173	170	3	1.8%
Total ancillary services revenues	$265	$262	$3	1.1%

Operating (loss) income:
Integrated kidney care	$(37)	$(39)	$2	5.1%
Other U.S. ancillary	(3)	4	(7)	(175.0)%
International(1)	8	6	2	33.3%
Total ancillary services operating loss	$(32)	$(29)	$(3)	(10.3)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income for the three months ended March 31, 2022 and December 31, 2021 includes foreign currency gains (losses) embedded in equity method income recognized from our APAC JV of approximately $0.3 million and $(1.0) million, respectively.

	Three months ended		YTD Q1 2022 vs. YTD Q1 2021
	March 31, 2022	March 31, 2021	Amount	Percent
	(dollars in millions)
Revenues:
Integrated kidney care	$87	$93	$(6)	(6.5)%
Other U.S. ancillary	5	6	(1)	(16.7)%
International	173	162	11	6.8%
Total ancillary services revenues	$265	$261	$4	1.5%

Operating (loss) income:
Integrated kidney care	$(37)	$(27)	$(10)	(37.0)%
Other U.S. ancillary	(3)	1	(4)	(400.0)%
International(1)	8	13	(5)	(38.5)%
Total ancillary services operating loss	$(32)	$(12)	$(20)	(166.7)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income for the three months ended March 31, 2022 and March 31, 2021 includes foreign currency gains embedded in equity method income recognized from our APAC JV of approximately $0.3 million and $2.7 million, respectively.
Revenues:
IKC revenues for the first quarter of 2022 increased compared to the fourth quarter of 2021 due to the recognition of shared savings from our ESRD seamless care organizations (ESCOs) and increased revenue related to our special needs plans, partially offset by a decrease in revenues related to our value based care arrangements. Other U.S. ancillary revenues for the first quarter of 2022 compared to the fourth quarter of 2021 decreased due to a decrease in revenues in our clinical research programs, slightly offset by increased revenues related to our transplant software business. International revenues for the first quarter of 2022 increased from the fourth quarter of 2021 primarily due to acquisition-related growth.
IKC revenues for the three months ended March 31, 2022 decreased from the three months ended March 31, 2021 due to a reduction in members in our special needs plans, slightly offset by the recognition of ESCO shared savings in the first quarter of 2022. Other U.S. ancillary services revenues for the three months ended March 31, 2022 decreased compared to the three months ended March 31, 2021 for the same reasons stated above. Our international revenues for the three months ended March 31, 2022 increased from the three months ended March 31, 2021 primarily due to acquisition-related growth.
Operating loss:
IKC operating loss for the first quarter of 2022 compared to the fourth quarter of 2021 decreased driven by decreased professional fees, partially offset by continued investments in our integrated care support functions. Other U.S. ancillary services operating results for the first quarter of 2022 compared to the fourth quarter of 2021 were impacted by a non-recurring benefit received in the fourth quarter of 2021. International operating income for the first quarter of 2022 increased from the fourth quarter of 2021 primarily due to an increase in equity income resulting from fluctuations in foreign currency at our APAC JV.
IKC operating loss for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 increased primarily related to continued investments in our integrated care support functions. Other U.S. ancillary services operating results for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 decreased due to a non-recurring benefit received in first quarter of 2021. International operating results for the three months ended March 31, 2022 decreased from the three months ended March 31, 2021 primarily due to a decrease in equity income resulting from fluctuations in foreign currency at our APAC JV.

Corporate administrative support

	Three months ended		Q1 2022 vs. Q4 2021
	March 31, 2022	December 31, 2021	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(36)	$(33)	$(3)	(9.1)%

	Three months ended		YTD Q1 2022 vs. YTD Q1 2021
	March 31, 2022	March 31, 2021	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(36)	$(25)	$(11)	(44.0)%

Corporate administrative support expenses for the quarter ended March 31, 2022 compared to the quarter ended December 31, 2021 and the three months ended March 31, 2022 compared to the three months ended March 31, 2021 increased primarily due to an increase in legal fees.
Corporate-level charges

	Three months ended		Q1 2022 vs. Q4 2021
	March 31, 2022	December 31, 2021	Amount	Percent
	(dollars in millions)
Debt expense	$74	$72	$2	2.8%
Other (loss) income, net	$(2)	$(2)	$—	—%
Effective income tax rate	21.7%	20.8%		0.9%
Effective income tax rate attributable to DaVita Inc.(1)	26.0%	25.8%		0.2%
Net income attributable to noncontrolling interests	$44	$62	$(18)	(29.0)%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.

	Three months ended		YTD Q1 2022 vs. YTD Q1 2021
	March 31, 2022	March 31, 2021	Amount	Percent
	(dollars in millions)
Debt expense	$74	$67	$7	10.4%
Other (loss) income, net	$(2)	$1	$(3)	(300.0)%
Effective income tax rate	21.7%	22.6%		(0.9)%
Effective income tax rate attributable to DaVita Inc.(1)	26.0%	26.4%		(0.4)%
Net income attributable to noncontrolling interests	$44	$54	$(10)	(18.5)%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.
Debt expense
Debt expense for the first quarter of 2022 increased compared to the fourth quarter of 2021 and the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in our weighted average effective interest rate and weighted average outstanding debt balance, which included draws on our revolving line of credit in the first quarter of 2022 and subsequent repayment in full as of quarter-end.
Our overall weighted average effective interest rate for the three months ended March 31, 2022 was 3.35% compared to 3.34% for the three months ended December 31, 2021 and 3.08% for the three months ended March 31, 2021. See Note 6 to the condensed consolidated financial statements for further information on the components of our debt.

Other (loss) income, net
Other loss was relatively flat for the first quarter 2022 from the fourth quarter 2021 due to a decrease in losses recognized on investments and foreign currency transactions offset by a reduction in interest income. The net recognized loss for the three months ended March 31, 2022 when compared to the net recognized income for the three months ended March 31, 2021 was principally driven by losses on investments in the current period partially offset by a decrease in foreign currency transaction losses and an increase in interest income.
Effective income tax rate
The effective income tax rate and the effective tax rate attributable to DaVita Inc. increased for the first quarter of 2022 compared to the fourth quarter of 2021 primarily due to an increase in forecasted non-deductible advocacy spend in 2022 partially offset by a change in the portion of earnings attributable to our non-controlling interests.
The effective income tax rate and the effective tax rate attributable to DaVita Inc. for the three months ended March 31, 2022 decreased from the three months ended March 31, 2021 due to a decrease in our foreign provision expense and a change in the portion of earnings attributable to our non-controlling interests, partially offset by an increase in estimated nondeductible advocacy spend in 2022.
Net income attributable to noncontrolling interests
The decrease in net income attributable to noncontrolling interests for the first quarter of 2022 from the fourth quarter of 2021 and for the three months ended March 31, 2022 from the three months ended March 31, 2021 was primarily due to reduced earnings at certain U.S. dialysis partnerships driven by lower treatment volumes.
Accounts receivable
Our consolidated accounts receivable balances at March 31, 2022 and December 31, 2021 were $2.044 billion and $1.958 billion, respectively, representing approximately 66 and 62 days sales outstanding (DSO), respectively. Consolidated DSO increased primarily due to temporary billing holds and timing of collections. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes from the fourth quarter of 2021 to the first quarter of 2022 in the carrying amount of accounts receivable outstanding over one year old.

Liquidity and capital resources
The following table shows the summary of our major sources and uses of cash, cash equivalents and restricted cash:

	Three Months Ended March 31,		Q1 2022 vs. Q1 2021
	2022	2021	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$206	$292	$(86)	(29.5)%
Non-cash items in net income	203	209	(6)	(2.9)%
Other working capital changes	(79)	(328)	249	75.9%
Other	(8)	(18)	10	55.6%
	$322	$154	$168	109.1%

Net cash used in investing activities:
Capital expenditures:
Routine maintenance/information technology/other	$(84)	$(90)	$6	6.7%
Development and relocations	(39)	(55)	16	29.1%
Acquisition expenditures	(5)	(4)	(1)	(25.0)%
Proceeds from sale of self-developed properties	8	16	(8)	(50.0)%
Other	1	8	(7)	87.5%
	$(118)	$(124)	$6	4.8%

Net cash (used in) provided by financing activities:
Debt (payments) issuances, net	$(45)	$900	$(945)	(105.0)%
Distributions to noncontrolling interests	(65)	(54)	(11)	(20.4)%
Contributions from noncontrolling interests	5	11	(6)	(54.5)%
Share repurchases	(236)	(316)	80	(25.3)%
Other	—	(4)	4	100.0%
	$(342)	$537	$(879)	(163.7)%

Total number of shares repurchased	2,104	2,949	(845)	(28.7)%

Free cash flow(1)	$147	$(17)	$164	964.7%
Certain columns or rows may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of our free cash flow, see "Reconciliations of Non-GAAP measures" section below.
Consolidated cash flows
Consolidated cash flows from operating activities during the three months ended March 31, 2022 were $322 million, compared to consolidated operating cash flows for the three months ended March 31, 2021 of $154 million. The increase in operating cash flows was primarily driven by changes in total DSO which increased approximately four days for the three months ended March 31, 2022 compared to an increase of seven days for the three months ended March 31, 2021 as well as other working capital items, partially offset by a decrease in operating results.
Free cash flow during the three months ended March 31, 2022 increased from the three months ended March 31, 2021 primarily due to an increase in net cash provided by operating activities as described above.
Other net debt payments during the three months ended March 31, 2022 primarily consisted of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $22 million on Term Loan A and $7 million on Term Loan B-1, draws on our revolving line of credit in the first quarter of 2022 and subsequent repayment in full as of quarter-end, as well as additional required payments under other debt arrangements. In addition, during the three months ended March 31, 2022 we used cash to repurchase 2,103,905 shares of our common stock.
By comparison, the same period in 2021 included the issuance of $1.0 billion in aggregate principal amount to the existing 4.625% senior notes due 2030 in February 2021. Other net debt payments during the three months ended March 31,

2021 primarily consisted of the repayment in full of $75 million of borrowings under our revolving line of credit, net payments of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $22 million on Term Loan A and $7 million on Term Loan B-1 and additional required payments under other debt arrangements. In addition, we incurred bond issuance costs of approximately $8 million in cash. For the three months ended March 31, 2021 we used cash to repurchase 2,949,842 shares of our common stock.
Dialysis center footprint and growth
The table below shows the growth in our dialysis operations by number of dialysis centers owned or operated:

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
	2022	2021	2022	2021
Number of centers operated at beginning of period	2,815	2,816	339	321
Acquired centers	—	—	3	2
Developed centers	9	18	1	2
Net change in non-owned managed or administered centers(1)	—	—	3	1
Sold and closed centers(2)	(5)	(1)	—	(3)
Closed centers(3)	(10)	(6)	—	—
Number of centers operated at end of period	2,809	2,827	346	323

(1)Represents dialysis centers which we manage or provide administrative services to but in which we own a noncontrolling equity interest or which are wholly-owned by third parties, including our APAC JV centers.
(2)Represents dialysis centers that were sold and/or closed for which the majority of patients were not retained.
(3)Represents dialysis centers that were closed for which the majority of patients were retained and transferred to one of our other existing outpatient dialysis centers.
Stock repurchases
The following table summarizes our common stock repurchases during the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Shares repurchased	Amount paid (in millions)	Average paid per share	Shares repurchased	Amount paid (in millions)	Average paid per share
Open market repurchases:	2,103,905	$233	$110.90	2,949,482	$322	$109.28
See further discussion of our stock repurchases in Note 8 to the condensed consolidated financial statements.
Available liquidity
As of March 31, 2022, we had an undrawn $1.0 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of March 31, 2022. We separately had approximately $108 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
See Note 6 to the condensed consolidated financial statements for components of our long-term debt and their interest rates. We may from time to time seek to obtain funds or refinance existing debt through additional debt financings or other capital alternatives.
The COVID-19 pandemic, efforts to prevent its spread, and other government actions intended to support those efforts have dramatically impacted global economic activity and driven increased volatility in the financial markets. We have maintained business process continuity during the COVID-19 pandemic by enabling most back office teammates to work remotely, and as of the date of this report, we have not experienced material deterioration in our liquidity position as a result of the COVID-19 crisis. The ultimate impact of the pandemic will depend on future developments that are highly uncertain and difficult to predict.
We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our senior secured credit facilities and our access to the capital markets, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. Our primary recurrent sources of liquidity are cash from operations and cash from borrowings, which are subject to general, economic, financial, competitive, regulatory and other factors that are beyond our control, as described in Item 1A Risk Factors of our 2021 10-K.
Reconciliations of non-GAAP measures
The following tables provide reconciliations of our effective income tax rate on income attributable to DaVita Inc. excluding noncontrolling owners' income, which primarily relates to non-tax paying entities. We believe this adjusted effective income tax rate is useful to management, investors and analysts in evaluating our performance and establishing expectations for income taxes incurred on our ordinary results attributable to DaVita Inc.
In addition, our free cash flow represents net cash provided by operating activities less distributions to noncontrolling interests and all capital expenditures (including development capital expenditures, routine maintenance and information technology), plus contributions from noncontrolling interests and proceeds from the sale of self-developed properties. Management uses this measure to assess our ability to fund acquisitions and meet our debt service obligations and we believe this measure is equally useful to investors and analysts as an adjunct to cash flows from operating activities and other measures under U.S. generally accepted accounting principles (GAAP).
It is important to bear in mind that these non-GAAP “adjusted” measures are not measures of financial performance under GAAP and should not be considered in isolation from, nor as substitutes for, their most comparable GAAP measures.

	Three months ended
	March 31, 2022	December 31, 2021
	(dollars in millions)
Income before income taxes	$263	$315
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(44)	(62)
Income before income taxes attributable to DaVita Inc.	$219	$253
Income tax expense	$57	$66
Less: Income tax attributable to noncontrolling interests	—	—
Income tax expense attributable to DaVita Inc.	$57	$65
Effective income tax rate on income attributable to DaVita Inc.	26.0%	25.8%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended
	March 31, 2022	March 31, 2021
	(dollars in millions)
Income before income taxes	$263	$377
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(44)	(54)
Income before income taxes attributable to DaVita Inc.	$219	$323
Income tax expense	$57	$85
Less: Income tax attributable to noncontrolling interests	—	—
Income tax expense attributable to DaVita Inc.	$57	$85
Effective income tax rate on income attributable to DaVita Inc.	26.0%	26.4%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended
	March 31, 2022	March 31, 2021
	(dollars in millions)
Net cash provided by operating activities	$322	$154
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Distributions to noncontrolling interests	(65)	(54)
Contributions from noncontrolling interests	5	11
Expenditures for routine maintenance and information technology	(84)	(90)
Expenditures for development	(39)	(55)
Proceeds from sale of self-developed properties	8	16
Free cash flow	$147	$(17)
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
We also have potential obligations to purchase the noncontrolling interests held by third parties in many of our majority-owned dialysis partnerships and other nonconsolidated entities. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. For additional information on these obligations and how we measure and report them, see Note 12 to the condensed consolidated financial statements and Notes 17 and 24 to the consolidated financial statements included in our 2021 10-K.
For information on the maturities and other terms of our long term debt, see Note 6 to the condensed consolidated financial statements.
As of March 31, 2022, we have outstanding letters of credit in the aggregate amount of $108 million under a separate bilateral secured letter of credit facility.
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
As of March 31, 2022, we have outstanding purchase agreements with various suppliers to purchase set amounts of dialysis equipment, parts, and supplies. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier, as described further in Note 17 to the Company's consolidated financial statements included in the 2021 10-K.
We also have certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated dialysis businesses that we manage and in which we own a noncontrolling equity interest or which are wholly-owned by third parties. For additional information see Note 7 to the condensed consolidated financial statements.
In addition, we have approximately $96 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities. We expect a significant portion of these settlements to be paid in the current year.
New Accounting Standards
See discussion of new accounting standards in Note 14 to the condensed consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest rate and foreign currency sensitivity
There has been no material change in the nature of the Company's interest rate risks or foreign currency exchange risks from those described in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.
The tables below provide information about our financial instruments that are sensitive to changes in interest rates as of March 31, 2022. For further information on the components of the Company's long-term debt and their interest rates, see Note 6 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q at Part I Item 1.

	Expected maturity date								Average interest rate	Fair value(1)
	2022	2023	2024	2025	2026	2027	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$25	$42	$32	$32	$43	$30	$4,415	$4,619	4.43%	$3,968
Variable rate	$111	$178	$1,394	$37	$2,584	$3	$1	$4,308	2.55%	$4,302

(1)Represents the fair value of the Company’s long-term debt excluding financing leases. See Note 6 to the condensed consolidated financial statements for further details.

	Notional amount	Contract maturity date								Fair value
		2022	2023	2024	2025	2026	2027	Thereafter	Receive variable
	(dollars in millions)
2019 cap agreements	$3,500	$—	$—	$3,500	$—	$—	$—	$—	LIBOR above 2%	$67.0
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
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements as of March 31, 2022. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as required by the Exchange Act as of such date for our Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K (2021 10-K) for the year ended December 31, 2021 filed with Securities and Exchange Commission. You should carefully consider the risks included in our 2021 10-K, together with all the other information in this Quarterly Report on Form 10-Q, including the forward-looking statements in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during the first quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
January 1-31, 2022	1,031	$111.04	1,031	$2,269,501
February 1-28, 2022	406	109.95	406	$2,224,806
March 1-31, 2022	667	111.26	667	$2,150,621
	2,104	$110.90	2,104
Effective on December 17, 2021, the Company's Board increased the Company's existing authorization by $2.0 billion. The Company is authorized to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of May 4, 2022, we had a total of $2.063 billion available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Items 3, 4 and 5 are not applicable

Item 6.    Exhibits

Exhibit
Number

31.1	Certification of the Chief Executive Officer, dated May 5, 2022, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 5, 2022, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 5, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 5, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Filed or furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JOHN D. WINSTEL
John D. Winstel
Chief Accounting Officer*
Date: May 5, 2022

*	Mr. Winstel has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.