Form 10-Q
period 2022-06-30
DAVITA INC.
filed 2022-08-01
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 29, 2022, the number of shares of the registrant’s common stock outstanding was approximately 91.3 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.
i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Dialysis patient service revenues	$2,810,099	$2,817,957	$5,526,380	$5,532,544
Other revenues	116,658	98,553	217,932	203,967
Total revenues	2,926,757	2,916,510	5,744,312	5,736,511
Operating expenses:
Patient care costs	2,016,788	1,965,277	4,035,317	3,903,607
General and administrative	315,219	298,091	610,039	579,517
Depreciation and amortization	171,176	169,689	344,120	335,390
Equity investment income, net	(9,141)	(7,023)	(16,187)	(15,081)
Total operating expenses	2,494,042	2,426,034	4,973,289	4,803,433
Operating income	432,715	490,476	771,023	933,078
Debt expense	(82,586)	(73,324)	(156,377)	(140,338)
Other (loss) income, net	(1,284)	15,188	(3,070)	16,356
Income before income taxes	348,845	432,340	611,576	809,096
Income tax expense	64,229	81,309	121,242	166,520
Net income	284,616	351,031	490,334	642,576
Less: Net income attributable to noncontrolling interests	(59,807)	(57,211)	(103,403)	(111,353)
Net income attributable to DaVita Inc.	$224,809	$293,820	$386,931	$531,223

Earnings per share attributable to DaVita Inc.:
Basic net income	$2.38	$2.76	$4.06	$4.94
Diluted net income	$2.30	$2.64	$3.90	$4.72

Weighted average shares for earnings per share:
Basic shares	94,457	106,364	95,382	107,606
Diluted shares	97,772	111,423	99,121	112,555
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$284,616	$351,031	$490,334	$642,576
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on interest rate cap agreements:
Unrealized gains (losses)	13,217	(2,059)	54,349	2,823
Reclassifications of net realized losses into net income	1,033	1,033	2,066	2,066
Unrealized (losses) gains on foreign currency translation:	(91,176)	57,910	(28,964)	(4,634)
Other comprehensive (loss) income	(76,926)	56,884	27,451	255
Total comprehensive income	207,690	407,915	517,785	642,831
Less: Comprehensive income attributable to noncontrolling interests	(59,807)	(57,211)	(103,403)	(111,353)
Comprehensive income attributable to DaVita Inc.	$147,883	$350,704	$414,382	$531,478
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$262,605	$461,900
Restricted cash and equivalents	93,132	93,060
Short-term investments	100,489	22,310
Accounts receivable	2,093,830	1,957,583
Inventories	109,522	107,428
Other receivables	502,921	427,321
Prepaid and other current assets	63,539	72,517
Income tax receivable	38,070	25,604
Total current assets	3,264,108	3,167,723
Property and equipment, net of accumulated depreciation of $4,989,142 and $4,763,135, respectively	3,304,596	3,479,972
Operating lease right-of-use assets	2,771,757	2,824,787
Intangible assets, net of accumulated amortization of $44,985 and $60,730, respectively	184,740	177,693
Equity method and other investments	253,457	238,881
Long-term investments	44,562	49,514
Other long-term assets	257,577	136,677
Goodwill	7,019,778	7,046,241
	$17,100,575	$17,121,488
LIABILITIES AND EQUITY
Accounts payable	$402,308	$402,049
Other liabilities	752,717	709,345
Accrued compensation and benefits	559,791	659,960
Current portion of operating lease liabilities	398,421	394,357
Current portion of long-term debt	197,510	179,030
Income tax payable	—	53,792
Total current liabilities	2,310,747	2,398,533
Long-term operating lease liabilities	2,606,391	2,672,713
Long-term debt	9,064,916	8,729,150
Other long-term liabilities	105,137	119,158
Deferred income taxes	852,389	830,954
Total liabilities	14,939,580	14,750,508
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,385,821	1,434,832
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 98,179 and 92,206 shares issued and outstanding at June 30, 2022, respectively, and 97,289 shares issued and outstanding at December 31, 2021)	98	97
Additional paid-in capital	578,272	540,321
Retained earnings	741,268	354,337
Treasury stock (5,973 and zero shares, respectively)	(603,058)	—
Accumulated other comprehensive loss	(111,796)	(139,247)
Total DaVita Inc. shareholders' equity	604,784	755,508
Noncontrolling interests not subject to put provisions	170,390	180,640
Total equity	775,174	936,148
	$17,100,575	$17,121,488
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(dollars in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$490,334	$642,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	344,120	335,390
Stock-based compensation expense	50,109	51,717
Deferred income taxes	9,069	40,685
Equity investment loss (income), net	90	(2,764)
Other non-cash charges, net	(32,858)	1,274
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(132,043)	(117,171)
Inventories	(1,927)	(3,270)
Other receivables and prepaid and other current assets	(61,811)	14,465
Other long-term assets	(49,093)	(13,706)
Accounts payable	24,517	(47,390)
Accrued compensation and benefits	(102,513)	(90,381)
Other current liabilities	42,517	25,090
Income taxes	(63,638)	10,753
Other long-term liabilities	(6,557)	(13,232)
Net cash provided by operating activities	510,316	834,036
Cash flows from investing activities:
Additions of property and equipment	(265,461)	(294,438)
Acquisitions	(9,491)	(23,890)
Proceeds from asset and business sales	114,829	29,774
Purchase of debt investments held-to-maturity	(89,530)	(7,923)
Purchase of other debt and equity investments	(3,010)	(2,164)
Proceeds from debt investments held-to-maturity	8,415	7,923
Proceeds from sale of other debt and equity investments	3,775	11,908
Purchase of equity method investments	(23,806)	(6,029)
Distributions from equity method investments	1,047	1,140
Net cash used in investing activities	(263,232)	(283,699)
Cash flows from financing activities:
Borrowings	1,182,911	1,611,086
Payments on long-term debt	(841,687)	(754,407)
Deferred financing and debt redemption costs	—	(9,089)
Purchase of treasury stock	(617,432)	(560,507)
Distributions to noncontrolling interests	(118,315)	(99,362)
Net payments related to stock purchases and awards	(47,866)	(43,605)
Contributions from noncontrolling interests	9,116	15,925
Proceeds from sales of additional noncontrolling interests	3,673	—
Purchases of noncontrolling interests	(15,365)	(4,493)
Net cash (used in) provided by financing activities	(444,965)	155,548
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,342)	(1,197)
Net (decrease) increase in cash, cash equivalents and restricted cash	(199,223)	704,688
Cash, cash equivalents and restricted cash at beginning of the year	554,960	501,790
Cash, cash equivalents and restricted cash at end of the period	$355,737	$1,206,478
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended June 30, 2022
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at March 31, 2022	$1,390,757	97,342	$97	$595,403	$516,459	(2,104)	$(233,318)	$(34,870)	$843,771	$174,552
Comprehensive income:
Net income	45,571				224,809				224,809	14,236
Other comprehensive loss								(76,926)	(76,926)
Stock award plan		837	1	(50,885)					(50,884)
Stock-settled stock-based compensation expense				25,590					25,590
Changes in noncontrolling interest from:
Distributions	(34,378)									(18,485)
Contributions	4,107									80
Acquisitions and divestitures	(29)			56					56
Partial purchases	(10,596)			(1,496)					(1,496)
Fair value remeasurements	(9,604)			9,604					9,604
Other	(7)									7
Purchase of treasury stock						(3,869)	(369,740)		(369,740)
Balance at June 30, 2022	$1,385,821	98,179	$98	$578,272	$741,268	(5,973)	$(603,058)	$(111,796)	$604,784	$170,390

	Six months ended June 30, 2022
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2021	$1,434,832	97,289	$97	$540,321	$354,337	—	$—	$(139,247)	$755,508	$180,640
Comprehensive income:
Net income	73,952				386,931				386,931	29,451
Other comprehensive income								27,451	27,451
Stock award plan		890	1	(54,373)					(54,372)
Stock-settled stock-based compensation expense				50,216					50,216
Changes in noncontrolling interest from:
Distributions	(77,259)									(41,056)
Contributions	7,304									1,812
Acquisitions and divestitures	2,392			939					939
Partial purchases	(11,418)			(3,270)					(3,270)
Fair value remeasurements	(44,439)			44,439					44,439
Other	457									(457)
Purchase of treasury stock						(5,973)	(603,058)		(603,058)
Balance at June 30, 2022	$1,385,821	98,179	$98	$578,272	$741,268	(5,973)	$(603,058)	$(111,796)	$604,784	$170,390
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
2.     Revenue recognition
The following tables summarize the Company's segment revenues by primary payor source:

	Three months ended June 30, 2022			Three months ended June 30, 2021
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,529,534	$	$1,529,534	$1,562,164	$	$1,562,164
Medicaid and Managed Medicaid	186,873		186,873	194,641		194,641
Other government	86,079	116,653	202,732	82,317	118,464	200,781
Commercial	854,662	55,708	910,370	830,801	50,817	881,618
Other revenues:
Medicare and Medicare Advantage		93,262	93,262		80,211	80,211
Medicaid and Managed Medicaid		232	232		305	305
Commercial		8,207	8,207		1,189	1,189
Other(1)	6,092	8,844	14,936	6,415	10,503	16,918
Eliminations of intersegment revenues	(19,389)		(19,389)	(21,317)	—	(21,317)
Total	$2,643,851	$282,906	$2,926,757	$2,655,021	$261,489	$2,916,510

(1)Other primarily consists of management service fees earned in the respective Company line of business as well as other non-patient service revenue from the Company's U.S. ancillary services and international operations.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	Six months ended June 30, 2022			Six months ended June 30, 2021
	U.S. dialysis	Other - Ancillary services	Consolidated	U.S. dialysis	Other - Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$2,993,621	$	$2,993,621	$3,042,461	$	$3,042,461
Medicaid and Managed Medicaid	376,528		376,528	381,884		381,884
Other government	166,879	233,548	400,427	162,501	225,293	387,794
Commercial	1,689,240	108,132	1,797,372	1,666,280	102,315	1,768,595
Other revenues:
Medicare and Medicare Advantage		176,859	176,859		165,807	165,807
Medicaid and Managed Medicaid		769	769		605	605
Commercial		9,546	9,546		7,223	7,223
Other(1)	12,068	18,680	30,748	13,091	21,665	34,756
Eliminations of intersegment revenues	(41,558)		(41,558)	(48,320)	(4,294)	(52,614)
Total	$5,196,778	$547,534	$5,744,312	$5,217,897	$518,614	$5,736,511

(1)    Other primarily consists of management service fees earned in the respective Company line of business as well as other non-patient service revenue from the Company's U.S. ancillary services and international operations.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income attributable to DaVita Inc.	$224,809	$293,820	$386,931	$531,223
Weighted average shares outstanding:
Basic shares	94,457	106,364	95,382	107,606
Assumed incremental from stock plans	3,315	5,059	3,739	4,949
Diluted shares	97,772	111,423	99,121	112,555
Basic net income per share attributable to DaVita Inc.	$2.38	$2.76	$4.06	$4.94
Diluted net income per share attributable to DaVita Inc.	$2.30	$2.64	$3.90	$4.72

Anti-dilutive stock-settled awards excluded from calculation(1)	1,201	141	686	84

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
4.     Short-term and long-term investments
The Company’s short-term and long-term debt and equity investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	June 30, 2022			December 31, 2021
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$104,837	$—	$104,837	$23,226	$—	$23,226
Investments in mutual funds and common stocks	—	40,214	40,214	—	48,598	48,598
	$104,837	$40,214	$145,051	$23,226	$48,598	$71,824
Short-term investments	$89,830	$10,659	$100,489	$8,227	$14,083	$22,310
Long-term investments	15,007	29,555	44,562	14,999	34,515	49,514
	$104,837	$40,214	$145,051	$23,226	$48,598	$71,824
Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximated their fair values at June 30, 2022 and December 31, 2021.
Equity securities: The Company holds certain equity investments that have readily determinable fair values from public markets. The Company's remaining short-term and long-term equity investments are held within a trust to fund existing obligations associated with the Company’s non-qualified deferred compensation plans.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

5.     Goodwill
Changes in goodwill by reportable segments were as follows:

	U.S. dialysis	Other — Ancillary services	Consolidated
Balance at December 31, 2020	$6,309,928	$609,181	$6,919,109
Acquisitions	91,979	81,265	173,244
Divestitures	(1,745)	—	(1,745)
Foreign currency and other adjustments	—	(44,367)	(44,367)
Balance at December 31, 2021	$6,400,162	$646,079	$7,046,241
Acquisitions	—	(1,145)	(1,145)
Divestitures	(87)	(3,126)	(3,213)
Foreign currency and other adjustments	—	(22,105)	(22,105)
Balance at June 30, 2022	$6,400,075	$619,703	$7,019,778

Balance at June 30, 2022:
Goodwill	$6,400,075	$736,265	$7,136,340
Accumulated impairment charges	—	(116,562)	(116,562)
	$6,400,075	$619,703	$7,019,778
The Company did not recognize any goodwill impairment charges during the six months ended June 30, 2022 and 2021.
As dialysis treatments are an essential, life-sustaining service for patients who depend on them, the Company's operations have continued and are currently expected to continue throughout the novel coronavirus (COVID-19) pandemic. However, the ultimate impact of this COVID-19 pandemic on the Company will depend on future developments that are highly uncertain and difficult to predict, including among others the ultimate severity and duration of the pandemic; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus such as the Omicron variant and its subvariants; COVID-19's impact on the chronic kidney disease (CKD) patient population and the Company's patient population, including on the mortality of these patients; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments, and therapies; the pandemic's continuing impact on the Company's revenue and non-acquired growth due to lower treatment volumes, the U.S. and global economies, labor market conditions, interest rates, inflation and monetary policies, as well as the Company's ability to successfully implement cost savings initiatives in response; the potential negative impact on the Company's commercial mix or the number of patients covered by commercial insurance plans; continued increased COVID-19-related costs; supply chain challenges and disruptions; the responses of the Company's competitors to the pandemic and related changes in the marketplace; the timing, scope and effectiveness of federal, state and local government responses to the pandemic; and any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern the Company's business. While the Company does not currently expect a material adverse impact to its business as a result of this public health crisis, there can be no assurance that the COVID-19 pandemic will not have a material adverse impact on one or more of the Company's businesses.
Developments, events, changes in operating performance and other changes in circumstances since the dates of the Company’s last annual goodwill impairment assessments have not caused management to believe it is more likely than not that the fair values of any of the Company's reporting units would be less than their respective carrying amounts as of June 30, 2022. Except for the Company's Germany kidney care reporting unit as described further in Note 10 to the Company's consolidated financial statements included in the 2021 10-K, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of June 30, 2022.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

6.     Long-term debt
Long-term debt was comprised of the following:

				As of June 30, 2022
	June 30, 2022	December 31, 2021	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A	$1,553,125	$1,596,875	8/12/2024	LIBOR+1.75%	$1,537,594
Term Loan B-1	2,674,547	2,688,263	8/12/2026	LIBOR+1.75%	$2,497,358
Revolving line of credit	425,000	—	8/12/2024	LIBOR+1.75%	$425,000
Senior Notes:
4.625% Senior Notes	2,750,000	2,750,000	6/1/2030	4.625%	$2,158,750
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,074,375
Acquisition obligations and other notes payable(2)	125,035	130,599	2022-2036	5.24%	$125,035
Financing lease obligations(3)	285,279	299,128	2023-2038	4.54%
Total debt principal outstanding	9,312,986	8,964,865
Discount, premium and deferred financing costs(4)	(50,560)	(56,685)
	9,262,426	8,908,180
Less current portion	(197,510)	(179,030)
	$9,064,916	$8,729,150

(1)For the Company's senior secured credit facilities and senior notes, fair value estimates are based upon bid and ask quotes, typically a level 2 input. For acquisition obligations and other notes payable, the carrying values presented approximate their estimated fair values, based on estimates of their present values using level 2 interest rate inputs.
(2)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and variable interest rate components in effect as of June 30, 2022.
(3)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.
(4)As of June 30, 2022, the carrying amount of the Company's senior secured credit facilities have been reduced by a discount of $3,983 and deferred financing costs of $22,983, and the carrying amount of the Company's senior notes have been reduced by deferred financing costs of $38,558 and increased by a debt premium of $14,964. As of December 31, 2021, the carrying amount of the Company's senior secured credit facilities were reduced by a discount of $4,473 and deferred financing costs of $27,207, and the carrying amount of the Company's senior notes were reduced by deferred financing costs of $40,914 and increased by a debt premium of $15,909.
During the first six months of 2022, the Company made regularly scheduled mandatory principal payments under its senior secured credit facilities totaling $43,750 on Term Loan A and $13,716 on Term Loan B-1.
As of June 30, 2022, the Company's 2019 interest rate cap agreements have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-1 and a portion of Term Loan A. The remaining $727,672 outstanding principal balance of Term Loan A and the $425,000 balance outstanding on the revolving line of credit are subject to LIBOR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s interest rate cap agreements outstanding as of June 30, 2022 and December 31, 2021, which are classified in "Other long-term assets" on its consolidated balance sheet:

					Six months ended June 30, 2022		Fair value
	Notional amount	LIBOR maximum rate	Effective date	Expiration date	Debt expense	Recorded OCI gain	June 30, 2022	December 31, 2021
2019 cap agreements	$3,500,000	2.00%	6/30/2020	6/30/2024	$2,754	$72,416	$84,619	$12,203
See Note 9 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense related to the Company’s interest rate cap agreements for the three and six months ended June 30, 2022 and 2021.
The Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the second quarter of 2022 was 3.77%, based on the current margins in effect for its senior secured credit facilities as of June 30, 2022, as detailed in the table above.
The Company’s overall weighted average effective interest rate for the three and six months ended June 30, 2022 was 3.68% and 3.41%, and as of June 30, 2022 was 4.10%.
As of June 30, 2022, the Company’s interest rates were fixed on approximately 50% of its total debt.
As of June 30, 2022, the Company had $575,000 available and $425,000 drawn on its $1,000,000 revolving line of credit under its senior secured credit facilities. Credit available under this facility is reduced by the amount of any letters of credit outstanding under this facility, of which there were none as of June 30, 2022. The Company also had approximately $108,070 in letters of credit outstanding under a separate bilateral secured letter of credit facility as of June 30, 2022.
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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations (which frequently arise from qui tam suits) and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of June 30, 2022 and December 31, 2021, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
2020 California Department of Insurance Investigation: In April 2020, the California Department of Insurance (CDI) sent the Company an Investigative Subpoena relating to an investigation being conducted by that office. CDI issued a superseding subpoena in September 2020 and an additional subpoena in September 2021. Those subpoenas request information on a number of topics, including but not limited to the Company’s communications with patients about insurance plans and financial assistance from the American Kidney Fund (AKF), analyses of the potential impact of patients’ decisions to change insurance providers, and documents relating to donations or contributions to the AKF. The Company is continuing to cooperate with CDI in this investigation.
2020 Department of Justice Investigation: In October 2020, the Company received a CID from the Department of Justice pursuant to an FCA investigation concerning allegations that DaVita Medical Group (DMG) may have submitted undocumented or unsupported diagnosis codes in connection with Medicare Advantage beneficiaries. The CID covers the period from January 1, 2015 through June 19, 2019, the date the Company completed the divestiture of DMG to Collaborative Care Holdings, LLC. The Company is continuing to cooperate with the government in this investigation.
* * *
Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved (other than as may be described above), it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and ongoing discussions with regulators and to develop over the course of time. In addition to the inquiries and proceedings specifically identified above, the Company

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

frequently is subject to other inquiries by state or federal government agencies, many of which relate to qui tam complaints filed by relators. Negative findings or terms and conditions that the Company might agree to accept as part of a negotiated resolution of pending or future government inquiries or relator proceedings could result in, among other things, substantial financial penalties or awards against the Company, substantial payments made by the Company, harm to the Company’s reputation, required changes to the Company’s business practices, an impact on the Company's various relationships and/or contracts related to the Company's business, exclusion from future participation in the Medicare, Medicaid and other federal health care programs and, if criminal proceedings were initiated against the Company, members of its board of directors or management, possible criminal penalties, any of which could have a material adverse effect on the Company.
Other Proceedings
2021 Antitrust Indictment and Putative Class Action Suit: On July 14, 2021, an indictment was returned by a grand jury in the U.S. District Court, District of Colorado against the Company and its former chief executive officer in the matter of U.S. v. DaVita Inc., et al. alleging that purported agreements entered into by DaVita's former chief executive officer not to solicit senior-level employees violated Section 1 of the Sherman Act. On April 15, 2022, a jury returned a verdict in the Company’s favor, acquitting both the Company and its former chief executive officer on all counts. On April 20, 2022, the court entered judgments of acquittal and closed the case. On August 9, 2021, DaVita and its former chief executive officer were added as defendants in a consolidated putative class action complaint in the matter of In re Outpatient Medical Center Employee Antitrust Litigation in the U.S. District Court, Northern District of Illinois. This class action complaint asserts that the defendants violated Section 1 of the Sherman Act and seeks to bring an action on behalf of certain groups of individuals employed by the Company between February 1, 2012 and January 5, 2021. On October 18, 2021, the Company filed a motion to dismiss the class action complaint. The Company disputes the allegations in the class action complaint, as well as the asserted violations of the Sherman Act, and intends to defend this action accordingly.
Marietta Memorial Hospital Employee Health Benefit Plan, et al. v. DaVita Inc. et al. No. 20-1641: On November 5, 2021, the United States Supreme Court granted certiorari of an appeal by an employer group health plan, the plan sponsor, and the plan’s advisor of the U.S. Court of Appeals for the Sixth Circuit (Sixth Circuit) decision in the Company's favor. The questions presented involved whether the health plan violates the Medicare Secondary Payor Act (MSPA) by "taking into account" that plan beneficiaries are eligible for Medicare and/or by "differentiating" between the benefits that the plan offers to patients with dialysis versus others. On December 23, 2021, the Solicitor General on behalf of the United States filed an amicus brief supporting the petitioners' request to overturn the Sixth Circuit decision. On January 19, 2022, the Company filed its brief in support of the Sixth Circuit decision. On June 21, 2022, the United States Supreme Court reversed the Sixth Circuit decision and held that the employee health plan for Marietta Memorial Hospital did not violate the MSPA. The case will be remanded back to the lower court for resolution of the outstanding claims.
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
* * *
Other Commitments
The Company also has certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated outpatient dialysis businesses that the Company manages and in which the Company owns a noncontrolling

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

equity interest or which are wholly-owned by third parties of approximately $12,425.
In addition, on May 25, 2022, the Company entered into an agreement with Medtronic, Inc. and one of its subsidiaries (collectively, Medtronic) to form a new, independent kidney care-focused medical device company (NewCo). The transaction is expected to close in 2023, subject to customary closing conditions and regulatory approvals. At close, the Company will make a cash payment to Medtronic of approximately $75,000, subject to certain customary adjustments prior to the closing, and will contribute certain other non-cash assets to NewCo valued at approximately $25,000. Additionally, at close, the Company and Medtronic each will contribute approximately $200,000 in cash to launch NewCo. The Company also agreed to pay Medtronic additional consideration of up to $300,000 if certain regulatory and commercial milestones are achieved between 2024 and 2028.
8.    Shareholders' equity
Stock-based compensation
During the six months ended June 30, 2022, the Company granted 993 restricted and performance stock units with an aggregate grant-date fair value of $110,414 and a weighted-average expected life of approximately 3.5 years and 130 stock-settled stock appreciation rights with an aggregate grant-date fair value of $4,573 and a weighted-average expected life of approximately 4.5 years.
As of June 30, 2022, the Company had $191,666 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.4 years.
Share repurchases
The following table summarizes the Company's common stock repurchases during the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Open market repurchases:
Shares repurchased	3,869	2,070	5,973	5,019
Amount paid	$369,740	$240,897	$603,058	$563,230
Average paid per share	$95.56	$116.38	$100.96	$112.21
The Company repurchased 901 shares of its common stock for $74,761 at an average cost of $82.94 per share subsequent to June 30, 2022 through July 29, 2022.
The Company is authorized to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of July 29, 2022, the Company had a total of $1,706,120 available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations including under the terms of its current senior secured credit facilities.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

9.     Accumulated other comprehensive loss

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$40,987	$(75,857)	$(34,870)	$(1,178)	$(138,069)	$(139,247)
Unrealized gains (losses)	17,610	(91,176)	(73,566)	72,416	(28,964)	43,452
Related income tax	(4,393)	—	(4,393)	(18,067)	—	(18,067)
	13,217	(91,176)	(77,959)	54,349	(28,964)	25,385
Reclassification into net income	1,377	—	1,377	2,754	—	2,754
Related income tax	(344)	—	(344)	(688)	—	(688)
	1,033	—	1,033	2,066	—	2,066
Ending balance	$55,237	$(167,033)	$(111,796)	$55,237	$(167,033)	$(111,796)

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$(6,551)	$(116,232)	$(122,783)	$(12,466)	$(53,688)	$(66,154)
Unrealized (losses) gains	(2,744)	57,910	55,166	3,761	(4,634)	(873)
Related income tax	685	—	685	(938)	—	(938)
	(2,059)	57,910	55,851	2,823	(4,634)	(1,811)
Reclassification into net income	1,377	—	1,377	2,754	—	2,754
Related income tax	(344)	—	(344)	(688)	—	(688)
	1,033	—	1,033	2,066	—	2,066
Ending balance	$(7,577)	$(58,322)	$(65,899)	$(7,577)	$(58,322)	$(65,899)
The interest rate cap agreement net realized losses reclassified into net income are recorded as debt expense in the corresponding consolidated statements of income. See Note 6 for further details.
10.     Acquisitions and divestitures
Routine acquisitions
During the six months ended June 30, 2022, the Company acquired dialysis businesses consisting of five dialysis centers located outside the U.S. for total net cash of $9,491, contingent earn-out obligations of $523 and deferred purchase price and liabilities assumed of $5,784. The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
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
The amount of goodwill recognized or adjusted during the six months ended June 30, 2022 that is deductible for tax purposes was $(1,145).

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired businesses a total of up to approximately $64,846 if certain performance targets or quality margins are met over the next one year to five years.
Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the remeasurement recognized in earnings. As of June 30, 2022, the Company estimated the fair value of these contingent earn-out obligations to be $29,299, of which $10,047 is included in other current liabilities and the remaining $19,252 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in contingent earn-out obligations:

	Three months ended June 30, 2022	Six months ended June 30, 2022
Beginning balance	$34,193	$33,600
Acquisitions	278	523
Foreign currency translation	(2,104)	1,144
Fair value remeasurements	(2,799)	(2,779)
Payments	(269)	(3,189)
Ending balance	$29,299	$29,299
11.    Variable interest entities (VIEs)
At June 30, 2022, these condensed consolidated financial statements include total assets of VIEs of $297,501 and total liabilities and noncontrolling interests of VIEs to third parties of $194,322. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 23 to the Company's consolidated financial statements included in the 2021 10-K.
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
The following table summarizes the Company’s assets, liabilities and temporary equities measured at fair value on a recurring basis as of June 30, 2022:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$40,214	$40,214	$—	$—
Interest rate cap agreements	$84,619	$—	$84,619	$—
Liabilities
Contingent earn-out obligations	$29,299	$—	$—	$29,299
Temporary equity
Noncontrolling interests subject to put provisions	$1,385,821	$—	$—	$1,385,821

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

For reconciliations of changes in contingent earn-out obligations and noncontrolling interests subject to put provisions during the three and six months ended June 30, 2022, see Note 10 and the consolidated statement of equity, respectively.
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
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of June 30, 2022, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $175,000. See Notes 17 and 24 to the Company's consolidated financial statements included in the 2021 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.
The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon bid and ask quotes for these instruments, typically a level 2 input. See Note 6 for further discussion of the Company's debt.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at June 30, 2022 at their approximate fair values due to the short-term nature of their settlements.
13.    Segment reporting
The Company’s operating divisions are comprised of its U.S. dialysis and related lab services business (its U.S. dialysis business), its U.S. integrated kidney care business, its U.S. other ancillary services and its international operations (collectively, its ancillary services), as well as its corporate administrative support.
The Company’s separate operating segments include its U.S. dialysis and related lab services business, its U.S. integrated kidney care business, its U.S. other ancillary services, its kidney care operations in each foreign sovereign jurisdiction, and its equity method investment in the Asia Pacific joint venture (APAC JV). The U.S. dialysis and related lab services business qualifies as a separately reportable segment, and all other operating segments have been combined and disclosed in the other segments category. See Note 25 to the Company's consolidated financial statements included in the 2021 10-K for further description of how the Company determines and measures results for its operating segments.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Segment revenues:
U.S. dialysis
Dialysis patient service revenues:
External sources	$2,637,738	$2,648,676	$5,184,700	$5,204,936
Intersegment revenues	19,410	21,247	41,568	48,190
U.S. dialysis patient service revenues	2,657,148	2,669,923	5,226,268	5,253,126
Other revenues:
External sources	6,113	6,345	12,078	12,961
Intersegment revenues	(21)	70	(10)	130
Total U.S. dialysis revenues	2,663,240	2,676,338	5,238,336	5,266,217
Other—Ancillary services
Dialysis patient service revenues	172,361	169,281	341,680	327,608
Other external sources	110,545	92,208	205,854	191,006
Intersegment revenues	—	—	—	4,294
Total ancillary services revenues	282,906	261,489	547,534	522,908
Total net segment revenues	2,946,146	2,937,827	5,785,870	5,789,125
Elimination of intersegment revenues	(19,389)	(21,317)	(41,558)	(52,614)
Consolidated revenues	$2,926,757	$2,916,510	$5,744,312	$5,736,511
Segment operating margin (loss):
U.S. dialysis	$472,801	$533,779	$879,241	$1,013,686
Other—Ancillary services	(9,113)	(17,808)	(41,418)	(29,668)
Total segment operating margin	463,688	515,971	837,823	984,018
Reconciliation of segment operating income to consolidated income before income taxes:
Corporate administrative support	(30,973)	(25,495)	(66,800)	(50,940)
Consolidated operating income	432,715	490,476	771,023	933,078
Debt expense	(82,586)	(73,324)	(156,377)	(140,338)
Other (loss) income, net	(1,284)	15,188	(3,070)	16,356
Consolidated income before income taxes	$348,845	$432,340	$611,576	$809,096

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
U.S. dialysis	$160,612	$159,856	$322,632	$315,802
Other—Ancillary services	10,564	9,833	21,488	19,588
	$171,176	$169,689	$344,120	$335,390
Expenditures for property and equipment by reportable segment were as follows:

	Six months ended June 30,
	2022	2021
U.S. dialysis	$237,686	$271,884
Other—Ancillary services	27,775	22,554
	$265,461	$294,438

A summary of assets by reportable segment were as follows:

	June 30, 2022	December 31, 2021
U.S. dialysis	$15,325,222	$15,375,000
Other—Ancillary services	1,775,353	1,746,488
Consolidated assets	$17,100,575	$17,121,488
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. ASU 2021-08 requires application of ASC 606, Revenue from Contracts with Customers, to recognize and measure assets and liabilities from contracts with customers acquired in a business combination. This ASU creates an exception to the general recognition and measurement principle in ASC 805 and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, DaVita's response to and the expected future impacts of the coronavirus (COVID-19), including statements about our balance sheet and liquidity, our expenses and expense offsets, revenues, billings and collections, availability or cost of supplies, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, the availability, acceptance, impact, administration and efficacy of COVID-19 vaccines, treatments and therapies, the continuing impact on the U.S. and global economies, unemployment and labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, expenses, strategic initiatives, government and commercial payment rates, expectations related to value-based care, integrated kidney care and Medicare Advantage plan enrollment, and our ongoing stock repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," “could,” "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•the continuing impact of the dynamic and evolving COVID-19 pandemic, including, without limitation, on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition and results of operations; the government’s response to the COVID-19 pandemic, including, among other things, federal, state and local vaccine mandates or surveillance testing requirements and the extent to which they may ultimately be applicable to us; the pandemic's continuing impact on the U.S. and global economies, unemployment and other labor market conditions, interest rates, inflation and evolving monetary policies; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments and therapies; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus, such as the Omicron variant and its subvariants; the continuing impact of the pandemic on our revenue and non-acquired growth due to lower treatment volumes; COVID-19's impact on the chronic kidney disease (CKD) population and our patient population including on the mortality of these patients; any potential negative impact on our commercial mix or the number of our patients covered by commercial insurance plans; continued increased COVID-19-related costs; our ability to successfully implement planned cost savings initiatives in response to COVID-19-related impacts on us; supply chain challenges and disruptions, including with respect to our clinical supplies; and higher salary and wage expense driven in part by labor market conditions and a high demand for our clinical personnel, any of which may also have the effect of heightening many of the other risks and uncertainties discussed below, and in many cases, the impact of the pandemic and the aforementioned global economic conditions on our business may persist after the pandemic subsides;
•the extent to which the ongoing implementation of healthcare reform, or changes in or new legislation, regulations or guidance, enforcement thereof or related litigation result in a reduction in coverage or reimbursement rates for our services, a reduction in the number of patients enrolled in or that select higher-paying commercial plans, including for example Medicare Advantage ("MA") plans; or other material impacts to our business or operations; or our making incorrect assumptions about how our patients will respond to any such developments;
•risks arising from potential changes in laws, regulations or requirements applicable to us, such as potential and proposed federal and/or state legislation, regulation, ballot, executive action or other initiatives, including, without limitation, those related to healthcare and/or labor matters, such as AB 290 and the Dialysis Clinic Requirements Initiative in California;
•the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates; a reduction in the number or percentage of our patients under such plans, including, without limitation, as a result of restrictions or prohibitions on the use and/or availability of charitable premium assistance, which may result in the loss of revenues or patients, as a result of our making incorrect assumptions about how our patients will respond to any change in financial assistance from charitable organizations; as a result of payors' implementing restrictive plan designs, including, without limitation, actions taken in response to the U.S. Supreme Court’s decision in Marietta Memorial Hospital Employee Health Benefit Plan, et al. v. DaVita Inc. et al. ("Marietta"); how and whether regulators and legislators will respond to the Marietta decision including, without limitation, whether they will issue regulatory guidance or adopt new legislation; how courts will interpret other anti-discriminatory provisions that may apply to restrictive plan designs; whether there could be other potential negative impacts of the Marietta decision; and the timing of each of these items;

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
•our ability to attract, retain and motivate teammates and our ability to manage operating cost increases or productivity decreases whether due to union organizing activities, legislative or other changes, demand for labor, volatility and uncertainty in the labor market, the current challenging and highly competitive labor market conditions, or other reasons;
•U.S. and global economic and marketplace conditions, interest rates, inflation, unemployment, labor market conditions, and evolving monetary policies, and our ability to respond to these changing conditions, including our ability to successfully implement cost savings initiatives in response;
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
•our aspirations, goals and disclosures related to environmental, social and governance (ESG) matters, including evolving regulatory requirements affecting ESG standards, measurements and reporting requirements; the availability of suppliers that can meet our sustainability standards; and our ability to recruit, develop and retain diverse talent in our labor markets; and
•the other risk factors, trends and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 10-K), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and this Quarterly Report on Form 10-Q, and the risks and uncertainties discussed in any subsequent reports that we file or furnish with the Securities and Exchange Commission (SEC) from time to time.
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
COVID-19, General Economic and Marketplace Conditions, and Legal and Regulatory Developments
The COVID-19 pandemic continues to impact our business and operations. In addition, we continue to be impacted by general conditions in the global economy, including challenges with respect to supply chains, inflation and wage pressure, among other things. Certain of these impacts could be further intensified by concurrent global events such as COVID-19 lockdowns in portions of China or the ongoing conflict between Russia and Ukraine, the latter of which has resulted in increasing levels of sociopolitical and economic uncertainty and volatility in Europe and across the globe. In addition, we are monitoring the situation around the recent spread of the monkeypox virus and have worked with the Centers for Disease Control and Prevention to develop related protocols. Legal and regulatory developments may also impact our business and operations, such as the recent U.S. Supreme Court ruling related to the Medicare Secondary Payer Act (MSPA), as well as the commencement of price transparency regulation enforcement.
Operational and Financial Impacts
As part of our continued focus on the health, safety and well-being of our patients, teammates and physician partners, we have continued to dedicate substantial resources in response to COVID-19, including the implementation of additional protocols and initiatives to help safely maintain continuity of care for our patients and help protect our caregivers. Cases resulting from the Omicron variant and subvariants required us to continue to implement dedicated care shifts for patients with confirmed or suspected COVID-19 and other enhanced clinical practices, including procuring additional equipment and clinical supplies, such as personal protective equipment (PPE).
During the second quarter of 2022, these ongoing clinical measures have continued to strain staffing in an already challenging labor market. Additionally, as a result of these ongoing COVID-19-related clinical measures, in combination with general labor, supply chain and inflationary pressures, we have incurred higher incentive pay, increased utilization of contract labor, and inefficient productivity. In addition, during 2022, we have experienced and expect to continue to experience increased labor costs. The cumulative impact of the foregoing will continue to put additional pressure on our cost structure, some of which is expected to abate with the decline of the impact of COVID-19. Potential staffing shortages or disruptions, if material, could ultimately lead to the unplanned closures of certain centers or adversely impact clinical operations, and may otherwise have a material adverse impact on our ability to provide dialysis services or the cost of providing those services, among other things. Prolonged volatility, uncertainty, labor supply shortages and other challenging labor market conditions, including, among other things, due to inflationary pressures or evolving monetary policies that may be independent of the COVID-19 pandemic, could also have an adverse impact on our growth and ability to execute on our other strategic initiatives and a material adverse impact on our labor costs.
These inflationary pressures and evolving monetary policies, as well as ongoing global supply chain challenges, also have more broadly impacted our supply and other costs, and may continue to drive certain increased expenses, including, among other things, with respect to other medical and other supplies and interest expense. We continue to identify and implement cost savings opportunities to help mitigate these pressures, including potential cost savings related to G&A efficiencies, capacity utilization improvement and procurement, including certain pharmaceutical supplies. However, there is no assurance that these initiatives will achieve expectations or otherwise be successful, or succeed in helping offset the impact of these challenging conditions, which could impact our ability to provide dialysis services or the cost of providing those services, among other things, and ultimately could have a material adverse impact on our results of operations, financial condition and cash flows. Our COVID-19 response has reduced certain expenses, such as those related to teammate travel, though it remains uncertain how much of these reductions, if any, will persist as our teammates return to their respective office locations.
In the second quarter, treatment volumes continued to reflect the ongoing impact of COVID-19 on mortality rates and missed treatments for dialysis patients which has had a negative impact on our patient census. While the mortality rates associated with the latest Omicron and subvariants surge preliminarily appear to be lower than in prior surges, the magnitude of the case increases has resulted in an increased level of excess patient mortalities through the course of this surge. We expect that the impact of COVID-19 is likely to continue to negatively impact our revenue and non-acquired growth for a period of time even as the pandemic subsides due to the compounding impact of mortalities, among other things. Depending on the ultimate severity and duration of the pandemic, the magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows. In light of the cumulative impact of these excess mortalities and these other marketplace dynamics and economic conditions that have, in some cases, been intensified by the pandemic, we are seeking to identify and implement cost savings opportunities as noted above, and any failure on our part to appropriately adjust our business and operations in this manner could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
Federal, State and Local Government COVID-19 Response
Federal COVID-19 relief legislation suspended the 2% Medicare sequestration from May 1, 2020 through December 31, 2021. The Protecting Medicare and American Farmers from Sequester Cuts Act, signed into law on December 10, 2021, extended the suspension of the 2% Medicare sequestration from December 31, 2021 through March 31, 2022, with 1% Medicare sequestration in effect from April 1, 2022 through June 30, 2022 and 2% Medicare sequestration in effect beginning July 1, 2022. While in effect, the suspension of sequestration significantly increased our revenues.
We believe the ultimate impact of the COVID-19 public health crisis on the Company will depend on future developments that are highly uncertain and difficult to predict, including among others the ultimate severity and duration of the pandemic; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus, such as the Omicron variant and its subvariants; COVID-19's impact on the chronic kidney disease (CKD) patient population and our patient population, including on the mortality of these patients; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments and therapies; the pandemic’s continuing impact on our revenue and non-acquired growth due to lower treatment volumes, the U.S. and global economies, labor market conditions, interest rates, inflation and monetary policies, as well as our ability to successfully implement cost-savings initiatives in response; the potential negative impact on our commercial mix or the number of patients covered by commercial insurance plans; continued increased COVID-19-related costs; supply chain challenges and disruptions; the responses of our competitors to the pandemic and related changes in the marketplace; the timing, scope and effectiveness of federal, state and local government responses to the continuing pandemic; and any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern our business. In many cases, the impact of the pandemic and the aforementioned global economic and marketplace conditions on our business may persist after the pandemic subsidies.
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

Financial Results
The discussion below includes analysis of our financial condition and results of operations for the three months ended June 30, 2022 compared to the three months ended March 31, 2022, and the year to date periods for six months ended June 30, 2022 compared to the six months ended June 30, 2021. The SEC amended its guidance on Management's Discussion and Analysis of Financial Condition and Results of Operations to permit companies to compare their most recently completed quarter to either the corresponding quarter of the prior year or to the immediately preceding sequential quarter to allow for flexibility in comparison of interim periods reported to help companies provide a more tailored and meaningful analysis relevant to their business cycles. Beginning with the first quarter of 2022, our Management’s Discussion and Analysis of Financial Condition and Results of Operations present our results of operations for the most recently completed fiscal year to date period compared to the corresponding year to date period of the prior year, as well as the most recently completed quarter compared to the immediately preceding sequential quarter, and otherwise exclude comparisons of the most recently completed quarter to the corresponding quarter of the prior year.
Consolidated results of operations
The following tables summarize our revenues and operating income by line of business. See the discussion of our results for each line of business following the tables. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Three months ended		Q2 2022 vs. Q1 2022
	June 30, 2022	March 31, 2022	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,663	$2,575	$88	3.4%
Other — Ancillary services	283	265	18	6.8%
Elimination of intersegment revenues	(19)	(22)	3	13.6%
Total consolidated revenues	$2,927	$2,818	$109	3.9%

Operating income (loss):
U.S. dialysis	$473	$406	$67	16.5%
Other — Ancillary services	(9)	(32)	23	71.9%
Corporate administrative support	(31)	(36)	5	13.9%
Operating income	$433	$338	$95	28.1%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Six months ended		YTD Q2 2022 vs. YTD Q2 2021
	June 30, 2022	June 30, 2021	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$5,238	$5,266	$(28)	(0.5)%
Other — Ancillary services	548	523	25	4.8%
Elimination of intersegment revenues	(42)	(53)	11	20.8%
Total consolidated revenues	$5,744	$5,737	$7	0.1%

Operating income (loss):
U.S. dialysis	$879	$1,014	$(135)	(13.3)%
Other — Ancillary services	(41)	(30)	(11)	(36.7)%
Corporate administrative support	(67)	(51)	(16)	(31.4)%
Operating income	$771	$933	$(162)	(17.4)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

U.S. dialysis results of operations
Treatment Volume:

	Three months ended		Q2 2022 vs. Q1 2022
	June 30, 2022	March 31, 2022	Amount	Percent
Dialysis treatments	7,269,160	7,109,788	159,372	2.2%
Average treatments per day	93,194	92,335	859	0.9%
Treatment days	78.0	77.0	1.0	1.3%
Normalized non-acquired treatment growth(1)	(1.9)%	(1.9)%		—%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.

	Six months ended		YTD Q2 2022 vs. YTD Q2 2021
	June 30, 2022	June 30, 2021	Amount	Percent
Dialysis treatments	14,378,948	14,700,431	(321,483)	(2.2)%
Average treatments per day	92,767	94,841	(2,074)	(2.2)%
Treatment days	155.0	155.0	—	—%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
Our U.S. dialysis treatment volume is directly correlated with our operating revenues and expenses. The increase in our U.S. dialysis treatments for the second quarter of 2022 from the first quarter of 2022 was primarily driven by one additional treatment day and fewer missed treatments.
The decrease in our U.S. dialysis treatments for the six months ended June 30, 2022 from the six months ended June 30, 2021 was primarily driven by the impact of increased mortality over recent periods on our patient population, slightly offset by acquisition-related growth. We believe the increased mortality is largely attributable to the impact of COVID-19 on our patient population.
Revenues:

	Three months ended		Q2 2022 vs. Q1 2022
	June 30, 2022	March 31, 2022	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,663	$2,575	$88	3.4%
Average patient service revenue per treatment	$365.54	$361.35	$4.19	1.2%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Six months ended		YTD Q2 2022 vs. YTD Q2 2021
	June 30, 2022	June 30, 2021	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$5,238	$5,266	$(28)	(0.5)%
Average patient service revenue per treatment	$363.47	$357.35	$6.12	1.7%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
U.S. dialysis average patient service revenue per treatment for the second quarter of 2022 compared to the first quarter of 2022 increased, primarily due to normal seasonal improvements driven by patients meeting their co-insurance and deductibles, as well as the continued shift to Medicare Advantage plans. Our U.S. dialysis average patient service revenue per treatment was negatively impacted by a seasonal decrease in hospital inpatient treatments and decreased government rate related to the reinstatement of 1% Medicare sequestration beginning April 1, 2022.

U.S. dialysis average patient service revenue per treatment for the six months ended June 30, 2022 increased compared to the six months ended June 30, 2021 primarily driven by an increase in commercial mix and rate, an increase in the Medicare base rate in 2022 and the continued shift to Medicare Advantage plans, partially offset by the reinstatement of 1% Medicare sequestration as described above.
In June 2022, CMS issued a proposed rule to update the Medicare ESRD Prospective Payment System payment rate and policies. Among other things, the proposed rule would update the Acute Kidney Injury dialysis payment rate for renal dialysis services furnished by ESRD facilities and requirements for the ESRD Quality Incentive Program, as well as refine the ESRD Treatment Choices Model. CMS estimates that the overall impact of the proposed rule will increase ESRD facilities’ average reimbursement by 3.1% in 2023.
Operating expenses:

	Three months ended		Q2 2022 vs. Q1 2022
	June 30, 2022	March 31, 2022	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,796	$1,796	$—	—%
General and administrative(1)	241	217	24	11.1%
Depreciation and amortization	161	162	(1)	(0.6)%
Equity investment income	(7)	(6)	(1)	16.7%
Total operating expenses and charges	$2,190	$2,169	$21	1.0%
Patient care costs per treatment	$247.14	$252.61	$(5.47)	(2.2)%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.

(1)General and administrative expenses for the three months ended June 30, 2022 includes advocacy costs of approximately $23 million to counter union policy efforts, including a California ballot initiative.

	Six months ended		YTD Q2 2022 vs. YTD Q2 2021
	June 30, 2022	June 30, 2021	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$3,593	$3,496	$97	2.8%
General and administrative(1)	458	456	2	0.4%
Depreciation and amortization	323	316	7	2.2%
Equity investment income	(14)	(15)	1	6.7%
Total operating expenses and charges	$4,359	$4,253	$106	2.5%
Patient care costs per treatment	$249.85	$237.79	$12.06	5.1%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.

(1)General and administrative expenses for the six months ended June 30, 2022 includes advocacy costs of approximately $23 million to counter union policy efforts, including a California ballot initiative.
Patient care costs. U.S. dialysis patient care costs per treatment for the second quarter of 2022 decreased from the first quarter of 2022 primarily due to decreased other direct operating expenses associated with our dialysis centers, including decreased utilities expense due to seasonality and our virtual power purchase arrangements. In addition, our fixed other direct operating expenses positively impacted patient care costs per treatment due to increased treatments in the second quarter of 2022. Other drivers of this change include declines in compensation expenses primarily related to seasonal decreases in payroll taxes, as well as decreases in health benefit expenses, professional fees, pharmaceutical unit costs and medical supplies expense. These decreases were partially offset by increased insurance expense.
U.S. dialysis patient care costs per treatment for the six months ended June 30, 2022 increased from the six months ended June 30, 2021 primarily due to increased compensation expenses driven by increased wage rates and increases in other direct operating expenses associated with our dialysis centers, which include increases in utilities expense resulting from lower expense in the first half of 2021 related to our virtual power purchase arrangements. In addition, our fixed other direct operating expenses negatively impacted patient care costs per treatment due to decreased treatments in 2022. Other drivers of this change include increases in insurance expense and costs related to travel and management meetings, partially offset by decreased pharmaceutical unit costs and professional fees.
General and administrative expenses. U.S. dialysis general and administrative expenses in the second quarter of 2022 increased from the first quarter of 2022 primarily due to increased advocacy costs to counter union policy efforts, including a California ballot initiative, increased compensation expense including increased wage rates, as well as increased travel costs. These increases were offset by gains recognized on the sale of our self-developed properties.
U.S. dialysis general and administrative expenses for the six months ended June 30, 2022 increased from the six months ended June 30, 2021 primarily due to increases in advocacy costs, as described above, travel costs and compensation expenses. U.S. dialysis general and administrative expenses were positively impacted by the gains on sale, as described above, and decreases in professional fees and contributions to our charitable foundation.
Depreciation and amortization. U.S. dialysis depreciation and amortization expenses for the quarter ended June 30, 2022 decreased compared to the quarter ended March 31, 2022 primarily due to a decline in depreciation and amortization related to corporate technology projects, partially offset by increased depreciation from the rollout of our new clinical system in May 2022.
U.S. dialysis depreciation and amortization expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 increased primarily related to increased depreciation and amortization for hardware associated with our new clinical system and other corporate technology projects, as well as the development of new centers, partially offset by a decline in accelerated depreciation for expected center closures. Beginning in the third quarter of 2022 we expect depreciation and amortization expenses to increase as a result of recognizing a full quarter of depreciation for our new clinical system.
Equity investment income. U.S. dialysis equity investment income was relatively flat for the second quarter of 2022 compared to the first quarter of 2022 and the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Operating income:

	Three months ended		Q2 2022 vs. Q1 2022
	June 30, 2022	March 31, 2022	Amount	Percent
	(dollars in millions)
Operating income	$473	$406	$67	16.5%

	Six months ended		YTD Q2 2022 vs. YTD Q2 2021
	June 30, 2022	June 30, 2021	Amount	Percent
	(dollars in millions)
Operating income	$879	$1,014	$(135)	(13.3)%
U.S. dialysis operating income for the second quarter of 2022 increased from the first quarter of 2022 primarily due to an increase in dialysis treatments, an increase in our average patient service revenue per treatment, gains on sale and decreased other direct operating expenses associated with our dialysis centers, each described above. Other drivers of this change include decreases in health benefit expenses, professional fees, pharmaceutical unit costs and compensation expenses, as described above. Operating income was negatively impacted by increases in advocacy costs to counter union policy efforts, insurance expense and travel costs.
U.S. dialysis operating income for the six months ended June 30, 2022 decreased from the six months ended June 30, 2021 primarily due to a decrease in dialysis treatments and increases in compensation expenses, advocacy costs and other direct operating expenses associated with our dialysis centers, as described above. Other drivers of this change included increases in costs related to travel and management meetings and insurance expense. Operating income was positively impacted by an increase in our average patient service revenue per treatment and gains on sale, each described above, as well as decreases in professional fees and pharmaceutical unit costs and contributions to our charitable foundation.

Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of June 30, 2022, these consisted principally of our U.S. integrated kidney care (IKC) business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations.
These ancillary services generated revenues of approximately $283 million and $548 million in the second quarter of 2022 and six months ended June 30, 2022, respectively, representing approximately 10% of our consolidated revenues in both periods.
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
As of June 30, 2022, our international dialysis operations provided dialysis and administrative services through a total of 349 outpatient dialysis centers located in 11 countries outside of the United States.
Ancillary services results of operations

	Three months ended		Q2 2022 vs. Q1 2022
	June 30, 2022	March 31, 2022	Amount	Percent
	(dollars in millions)
Revenues:
Integrated kidney care	$103	$87	$16	18.4%
Other U.S. ancillary	5	5	—	—%
International	175	173	2	1.2%
Total ancillary services revenues	$283	$265	$18	6.8%

Operating (loss) income:
Integrated kidney care	$(21)	$(37)	$16	43.2%
Other U.S. ancillary	(2)	(3)	1	33.3%
International(1)	15	8	7	87.5%
Total ancillary services operating loss	$(9)	$(32)	$23	71.9%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income for the three months ended June 30, 2022 and March 31, 2022 includes foreign currency gains embedded in equity method income recognized from our APAC JV of approximately $2.1 million and $0.3 million, respectively.

	Six months ended		YTD Q2 2022 vs. YTD Q2 2021
	June 30, 2022	June 30, 2021	Amount	Percent
	(dollars in millions)
Revenues:
Integrated kidney care	$189	$176	$13	7.4%
Other U.S. ancillary	10	11	(1)	(9.1)%
International	348	336	12	3.6%
Total ancillary services revenues	$548	$523	$25	4.8%

Operating (loss) income:
Integrated kidney care	$(59)	$(55)	$(4)	(7.3)%
Other U.S. ancillary	(6)	2	(8)	(400.0)%
International(1)	23	24	(1)	(4.2)%
Total ancillary services operating loss	$(41)	$(30)	$(11)	(36.7)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income for the six months ended June 30, 2022 and June 30, 2021 includes foreign currency gains embedded in equity method income recognized from our APAC JV of approximately $2.4 million and $2.6 million, respectively.
Revenues:
IKC revenues for the second quarter of 2022 increased compared to the first quarter of 2022 due to a net increase in shared savings including from our new programs as well as an increase in revenues from our special needs plans. Other U.S. ancillary revenues for the second quarter of 2022 compared to the first quarter of 2022 were relatively flat. International revenues for the second quarter of 2022 increased from the first quarter of 2022 primarily due to increased treatment volume.
IKC revenues for the six months ended June 30, 2022 increased compared to the six months ended June 30, 2021 due to an increase in shared savings revenues including savings from new programs. Other U.S. ancillary services revenues for the six months ended June 30, 2022 decreased compared to the six months ended June 30, 2021 as a result of decreased revenues in our clinical research programs, slightly offset by revenues from our newly acquired transplant software business. Our international revenues for the six months ended June 30, 2022 increased from the six months ended June 30, 2021 primarily due to acquisition-related growth.
Operating loss:
IKC operating loss for the second quarter of 2022 compared to the first quarter of 2022 decreased due to the increase in revenues as described above, partially offset by continued investments in our integrated care support functions. Other U.S. ancillary services operating loss for the second quarter of 2022 decreased compared to the first quarter of 2022, driven by a benefit received from run-off of a legacy business in the current quarter. International operating income for the second quarter of 2022 increased from the first quarter of 2022 primarily due to changes in fair value of contingent consideration associated with prior acquisitions, increased treatment volume, as noted above, and an increase in equity income resulting from fluctuations in foreign currency at our APAC JV.
IKC operating loss for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 increased primarily due to continued investments in our integrated care support functions, partially offset by increased revenues, as described above. Other U.S. ancillary services operating loss for the six months ended June 30, 2022 compared to the operating income for the six months ended June 30, 2021 was impacted by revenues, as described above, as well as a benefit received from run-off of a legacy business in the six months ended June 30, 2021. International operating income for the six months ended June 30, 2022 decreased compared to the six months ended June 30, 2021 primarily driven by the impact of increased mortality over recent periods on our patient population, partially offset by acquisition-related growth.

Corporate administrative support

	Three months ended		Q2 2022 vs. Q1 2022
	June 30, 2022	March 31, 2022	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(31)	$(36)	$5	13.9%

	Six months ended		YTD Q2 2022 vs. YTD Q2 2021
	June 30, 2022	June 30, 2021	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(67)	$(51)	$(16)	(31.4)%
Corporate administrative support expenses for the quarter ended June 30, 2022 compared to the quarter ended March 31, 2022 decreased primarily due to decreases in legal fees and long-term incentive compensation expense. Corporate administrative support expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 increased primarily due to an increase in legal fees.
Corporate-level charges

	Three months ended		Q2 2022 vs. Q1 2022
	June 30, 2022	March 31, 2022	Amount	Percent
	(dollars in millions)
Debt expense	$83	$74	$9	12.2%
Other (loss) income, net	$(1)	$(2)	$1	50.0%
Effective income tax rate	18.4%	21.7%		(3.3)%
Effective income tax rate attributable to DaVita Inc.(1)	22.1%	26.0%		(3.9)%
Net income attributable to noncontrolling interests	$60	$44	$16	36.4%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.

	Six months ended		YTD Q2 2022 vs. YTD Q2 2021
	June 30, 2022	June 30, 2021	Amount	Percent
	(dollars in millions)
Debt expense	$156	$140	$16	11.4%
Other (loss) income, net	$(3)	$16	$(19)	(118.8)%
Effective income tax rate	19.8%	20.6%		(0.8)%
Effective income tax rate attributable to DaVita Inc.(1)	23.8%	23.8%		—%
Net income attributable to noncontrolling interests	$103	$111	$(8)	(7.2)%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.
Debt expense
Debt expense for the second quarter of 2022 increased compared to the first quarter of 2022 and the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in our weighted average effective interest rate and weighted average outstanding credit facility balance, which included draws on our revolving line of credit in the first and second quarters of 2022.
Our overall weighted average effective interest rate for the three months ended June 30, 2022 was 3.68% compared to 3.35% for the three months ended March 31, 2022. See Note 6 to the condensed consolidated financial statements for further information on the components of our debt.

Other (loss) income, net
Other loss decreased for the second quarter of 2022 from the first quarter of 2022, primarily driven by an increase in interest income, partially offset by an increase in losses on foreign currency transactions. Other (loss) income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was impacted by losses on investments in 2022 compared to gains on investments in 2021, as well as increased losses on foreign currency transactions, partially offset by an increase in interest income.
Effective income tax rate
The effective income tax rate and the effective tax rate attributable to DaVita Inc. decreased for the second quarter of 2022 compared to the first quarter of 2022 primarily due to an increase in recognized tax benefits from stock-based compensation and benefits recognized in connection with a partial settlement reached with federal tax authorities for fiscal years 2014-2015.
The effective income tax rate for the six months ended June 30, 2022 decreased from the six months ended June 30, 2021 primarily due to a change in the portion of earnings attributable to our non-controlling interests. The effective tax rate attributable to DaVita Inc. for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was relatively flat.
Net income attributable to noncontrolling interests
The increase in net income attributable to noncontrolling interests for the second quarter of 2022 from the first quarter of 2022 was due to increased earnings at certain U.S. dialysis partnerships, primarily driven by an additional treatment day in the period. Net income attributable to noncontrolling interests for the six months ended June 30, 2022 decreased from the six months ended June 30, 2021 primarily due to reduced earnings at certain U.S. dialysis partnerships.
Accounts receivable
Our consolidated accounts receivable balances at June 30, 2022 and December 31, 2021 were $2.094 billion and $1.958 billion, respectively, representing approximately 66 and 62 days of revenue outstanding (DSO), respectively. Consolidated DSO increased primarily due to temporary billing holds and timing of collections. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes from the first quarter of 2022 to the second quarter of 2022 in the carrying amount of accounts receivable outstanding over one year old.

Liquidity and capital resources
The following table shows the summary of our major sources and uses of cash, cash equivalents and restricted cash:

	Six months ended June 30,		YTD Q2 2022 vs. YTD Q2 2021
	2022	2021	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$490	$643	$(153)	(23.8)%
Non-cash items in net income	371	426	(55)	(12.9)%
Other working capital changes	(295)	(208)	(87)	41.8%
Other	(56)	(27)	(29)	107.4%
	$510	$834	$(324)	(38.8)%

Net cash used in investing activities:
Capital expenditures:
Routine maintenance/information technology/other	$(181)	$(181)	$—	—%
Development and relocations	(85)	(113)	28	(24.8)%
Acquisition expenditures	(9)	(24)	15	(62.5)%
Proceeds from sale of self-developed properties	106	29	77	265.5%
Other	(95)	6	(101)	(1,683.3)%
	$(263)	$(284)	$21	(7.4)%

Net cash (used in) provided by financing activities:
Debt issuances, net	$341	$848	$(507)	(59.8)%
Distributions to noncontrolling interests	(118)	(99)	(19)	19.2%
Contributions from noncontrolling interests	9	16	(7)	(43.8)%
Stock award exercises and other share issuances	(48)	(44)	(4)	9.1%
Share repurchases	(617)	(561)	(56)	10.0%
Other	(12)	(4)	(8)	200.0%
	$(445)	$156	$(601)	(385.3)%

Total number of shares repurchased	5,973	5,019	954	19.0%

Free cash flow(1)	242	485	(243)	(50.1)%

Certain columns or rows may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of our free cash flow, see "Reconciliations of Non-GAAP measures" section below.
Consolidated cash flows
Consolidated cash flows from operating activities during the six months ended June 30, 2022 decreased compared to the six months ended June 30, 2021 primarily due to a decrease in operating results, timing of income tax payments and changes in total DSO, which increased approximately four days for the six months ended June 30, 2022 compared to an increase of three days for the six months ended June 30, 2021 partially offset by net increases in other working capital items.
Free cash flow during the six months ended June 30, 2022 decreased from the six months ended June 30, 2021 primarily due to a decrease in net cash provided by operating activities partially offset by an increase in proceeds on self-developed properties.
Significant sources of cash from financing activities included a net draw of $425 million on our revolving line of credit in the six months ended June 30, 2022. Significant uses of cash during the period included net debt payments which consisted of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $44 million on Term Loan A and $14 million on Term Loan B-1, as well as additional required payments under other debt arrangements. In addition, during the six months ended June 30, 2022 we used cash to repurchase 5,972,974 shares of our common stock.
By comparison, the same period in 2021 included the issuance of $1.0 billion in aggregate principal amount of senior notes as an add-on offering to our 4.625% senior notes due 2030 which were issued at an offering price of 101.750% of the principal amount in February 2021. Other net debt payments during the six months ended June 30, 2021 primarily consisted of the repayment in full of $75 million of borrowings under our revolving line of credit, net payments of regularly scheduled mandatory principal amounts due under our senior secured credit facilities totaling approximately $44 million on Term Loan A and $14 million on Term Loan B-1 and additional required payments under other debt arrangements. In addition, we incurred bond issuance costs of approximately $9 million in cash. For the six months ended June 30, 2021 we also used cash to repurchase 5,019,336 shares of our common stock.
Dialysis center footprint and growth
The table below shows the growth in our dialysis operations by number of dialysis centers owned or operated:

	U.S.				International
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Number of centers operated at beginning of period	2,809	2,827	2,815	2,816	346	323	339	321
Acquired centers	—	1	—	1	2	5	5	7
Developed centers	18	13	27	31	1	2	2	4
Net change in non-owned managed or administered centers(1)	—	—	—	—	—	1	3	2
Sold and closed centers(2)	(2)	(3)	(7)	(4)	—	—	—	(3)
Closed centers(3)	(15)	(10)	(25)	(16)	—	—	—	—
Number of centers operated at end of period	2,810	2,828	2,810	2,828	349	331	349	331

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
Stock repurchases
The following table summarizes our common stock repurchases during the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Open market repurchases:	(dollars in millions and shares in thousands, except for per share data)
Shares	3,869	2,070	5,973	5,019
Amount paid	$370	$241	$603	$563
Average paid per share	$95.56	$116.38	$100.96	$112.21
See further discussion of our stock repurchases in Note 8 to the condensed consolidated financial statements.
Available liquidity
As of June 30, 2022, we had $575 million available and $425 million drawn on our $1.0 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of June 30, 2022. We separately had approximately $108 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.

See Note 6 to the condensed consolidated financial statements for components of our long-term debt and their interest rates. We may from time to time seek to obtain funds or refinance existing debt through additional debt financings or other capital alternatives.
The COVID-19 pandemic, efforts to prevent its spread, and other government actions intended to support those efforts have dramatically impacted global economic activity and driven increased volatility in the financial markets. We have maintained business process continuity during the COVID-19 pandemic by enabling most back office teammates to work remotely, and as of the date of this report, we have not experienced material deterioration in our liquidity position as a result of the COVID-19 crisis. The ultimate impact of the pandemic will depend on future developments that remain highly uncertain and difficult to predict.
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

	Three months ended
	June 30, 2022	March 31, 2022
	(dollars in millions)
Income before income taxes	$349	$263
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(60)	(44)
Income before income taxes attributable to DaVita Inc.	$289	$219
Income tax expense	$64	$57
Less: Income tax attributable to noncontrolling interests	—	—
Income tax expense attributable to DaVita Inc.	$64	$57
Effective income tax rate on income attributable to DaVita Inc.	22.1%	26.0%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Six months ended
	June 30, 2022	June 30, 2021
	(dollars in millions)
Income before income taxes	$612	$809
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(104)	(112)
Income before income taxes attributable to DaVita Inc.	$508	$697
Income tax expense	$121	$167
Less: Income tax attributable to noncontrolling interests	(1)	—
Income tax expense attributable to DaVita Inc.	$121	$166
Effective income tax rate on income attributable to DaVita Inc.	23.8%	23.8%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Six months ended
	June 30, 2022	June 30, 2021
	(dollars in millions)
Net cash provided by operating activities	$510	$834
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Distributions to noncontrolling interests	(118)	(99)
Contributions from noncontrolling interests	9	16
Expenditures for routine maintenance and information technology	(181)	(181)
Expenditures for development and relocations	(85)	(113)
Proceeds from sale of self-developed properties	106	29
Free cash flow	$242	$485
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
As of June 30, 2022, we have outstanding letters of credit in the aggregate amount of approximately $108 million under a bilateral secured letter of credit facility separate from our senior secured credit facilities.
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
As of June 30, 2022, we have outstanding purchase agreements with various suppliers to purchase set amounts of dialysis equipment, parts, and supplies. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier, as described further in Note 17 to the Company's consolidated financial statements included in the 2021 10-K.

In addition, we have approximately $43 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities. Income tax liabilities were reduced from $88 million as of December 31, 2021 to $43 million as of June 30, 2022, primarily due to a partial settlement reached with federal tax authorities for years 2014-2015.
Finally, on May 25, 2022, we entered into an agreement with Medtronic, Inc. and one of its subsidiaries (collectively, Medtronic) to form a new, independent kidney care-focused medical device company (NewCo). The transaction is expected to close in 2023, subject to customary closing conditions and regulatory approvals. At close, DaVita will make a cash payment to Medtronic of approximately $75 million, subject to certain customary adjustments prior to the closing, and will contribute certain other non-cash assets to NewCo valued at approximately $25 million. Additionally, at close, each of DaVita and Medtronic will contribute approximately $200 million in cash to launch NewCo. DaVita also agreed to pay Medtronic additional consideration of up to $300 million if certain regulatory and commercial milestones are achieved between 2024 and 2028.
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
The tables below provide information about our financial instruments that are sensitive to changes in interest rates as of June 30, 2022. For further information on the components of the Company's long-term debt and their interest rates, see Note 6 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q at Part I Item 1.

	Expected maturity date								Average interest rate	Fair value(1)
	2022	2023	2024	2025	2026	2027	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$17	$41	$32	$32	$43	$30	$4,416	$4,611	4.43%	$3,309
Variable rate	$80	$178	$1,819	$37	$2,584	$3	$1	$4,702	3.77%	$4,509

(1)Represents the fair value of the Company’s long-term debt excluding financing leases. See Note 6 to the condensed consolidated financial statements for further details.

	Notional amount	Contract maturity date								Fair value
		2022	2023	2024	2025	2026	2027	Thereafter	Receive variable
	(dollars in millions)
2019 cap agreements	$3,500	$—	$—	$3,500	$—	$—	$—	$—	LIBOR above 2%	$84.6
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
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements as of June 30, 2022. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as required by the Exchange Act as of such date for our Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.
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
Item 1A. Risk Factors
In addition to the following risk factor and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K (2021 10-K) for the year ended December 31, 2021 and any subsequent filings with the Securities and Exchange Commission (SEC), which could materially affect our business, financial condition, results of operations, cash flows or future results. The risks and uncertainties discussed below, in our 2021 10-K and in any subsequent filings with the SEC are not the only ones facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. The risk factor below updates, and should be read together with, the risk factors disclosed in Part I, Item 1A of our 2021 10-K. Please also read the cautionary notice regarding forward-looking statements in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
If the number or percentage of patients with higher-paying commercial insurance declines, if the average rates that commercial payors pay us decline, if commercial plans subject patients to restriction in plan designs, or if we are unable to maintain contracts with payors with competitive terms, including, without limitation, reimbursement rates, scope and duration of coverage and in-network benefits, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
A substantial portion of our U.S. dialysis net patient services revenues for the three and six months ended June 30, 2022 was generated from patients who have commercial payors as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. As such our revenue and net income levels are sensitive to the number of our patients with higher-paying commercial insurance coverage and the percentage of our patients under higher paying commercial plans relative to government-based programs. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors.
When traditional or original Medicare ("Medicare") becomes the primary payor for a patient, the payment rate we receive for that patient decreases from the commercial plan rate to the lower Medicare payment rate. If the number of our patients who have Medicare or another government-based program as their primary payor increases, it could negatively impact the percentage of our patients covered under commercial insurance plans. There are a number of factors that could drive a decline in the number or percentage of our patients covered under commercial insurance plans, including, among others, a continued decline in the rate of growth of the ESRD patient population, improved mortality, changes in the patient's or a family member's employment status, reduced availability of commercial health plans or reduced coverage by such plans through the ACA exchanges or otherwise due to changes to the laws, marketplace, healthcare regulatory system or otherwise. Commercial payors could also cease paying in the primary position after providing 30 months of coverage resulting in potentially material reductions in payment as the patient moves to Medicare primary. Declining macroeconomic conditions could also negatively impact the percentage of our patients covered under commercial insurance plans. To the extent there are job losses in the U.S., we could experience a decrease in the number of patients covered under commercial plans and/or an increase in uninsured and underinsured patients independent of whether general economic conditions improve. If we experience higher numbers of uninsured or underinsured patients, it also would result in an increase in uncollectible accounts.
Our arrangements and negotiations with payors also impact the number or percentage of patients with higher-paying commercial insurance. We continuously are in the process of negotiating existing and potential new agreements with commercial payors who aggressively negotiate terms with us, and we can make no assurances about the ultimate results of these negotiations or the timing of any potential rate changes resulting from these negotiations. Sometimes many significant agreements are being renegotiated at the same time. We believe payor consolidations have significantly increased the negotiating leverage of commercial payors, and ongoing consolidations may continue to increase this leverage in the future. In addition, our agreements and rates with commercial payors may be impacted by new business activities of these commercial payors as well as steps that these commercial payors have taken and may continue to take to control the cost of and/or the eligibility for access to the services that we provide, including, without limitation, relative to products on and off the healthcare exchanges. These efforts could impact the number of our patients who are eligible to enroll in commercial insurance plans, and remain on the plans, including plans offered through healthcare exchanges. We continue to experience downward pressure on some of our rates with commercial payors as a result of these and other general conditions in the market, including, among other things, as employers seek to shift to less expensive options for medical services or as commercial payors dedicate increased focus on dialysis services.
Our negotiations with commercial payors may relate to commercial fee-for-service contracts, value-based care (VBC) contracts in which we share risk with commercial payors, as well as contracts to provide dialysis services to Medicare Part C MA patients. If we fail to maintain contracts with payors and other healthcare providers with competitive or favorable terms, either with respect to commercial plans, commercial VBC contracts, MA plans or otherwise, including, without limitation, with respect to reimbursement rates, scope and duration of coverage and in-network benefits, contract term or termination rights, or if we fail to accurately estimate the price for and manage our medical costs in an effective manner, whether due to inflationary pressures or otherwise, such that the profitability of our commercial or other value-based products is negatively impacted, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. The ultimate result of our negotiations with payors cannot be predicted as they occur in a highly competitive environment and are influenced by marketplace dynamics such as those previously discussed. Among other things, these negotiations may result in termination or non-renewals of existing agreements, decreases in contracted rates, and reduction in the number of our patients that are covered by commercial plans, and we may not be able to enter into new agreements on competitive terms or at all. In the event that our ongoing negotiations with commercial payors result in overall rates reductions in excess of overall rate increases, the cumulative effect could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, to the extent that these negotiations result in a reduction in the number of our patients covered by plans with commercial payors, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. A material portion of both our commercial revenue and MA revenue is concentrated with a limited number of commercial payors, and any changes impacting our highest paying commercial payors or our relationships with these payors will have a disproportionate impact on us.
Certain payors have been attempting to design and implement plans that restrict access to ESRD coverage both in the commercial and individual market. Among other things, these restrictive plan designs seek to limit the duration and/or the breadth of ESRD benefits, limit the number of in-network providers, set arbitrary provider reimbursement rates, or otherwise restrict access to care, all of which may result in a decrease in the number of patients covered by commercial insurance or the reimbursement rate for ESRD services, among other things. Payors have also disputed the scope and duration of ESRD benefit coverage under their plans, and, among other things, have required patients to seek Medicare coverage for ESRD treatments. On June 21, 2022, the U.S. Supreme Court issued a decision in the matter of Marietta Memorial Hospital Employee Health Benefit Plan, et al. v. DaVita Inc. et al., a case evaluating the scope of the Medicare Secondary Payor Act (MSPA), deciding that a group health plan that provides limited benefits for outpatient dialysis, but does so uniformly for all plan participants, does not violate the terms of the MSPA because the plan treats all patients uniformly, regardless of whether a participant has ESRD and regardless of whether the participant is eligible for Medicare. For additional information, see Note 7 to the consolidated financial statements included in this report. We cannot reasonably estimate the ultimate impact of the U.S. Supreme Court’s decision at this time, as there is significant uncertainty as to, among other things, whether and to what extent payors may seek to design and implement plans to restrict access to ESRD in light of the decision; whether and how regulators and legislators will respond to the decision, including whether they will issue regulatory guidance or adopt new legislation; how courts will interpret other anti-discriminatory provisions that may apply; whether there could be other potential negative impacts of the decision and any resultant plan behavior on our commercial or government mix or the number of our patients covered by commercial insurance; and the timing of each of these items. Irrespective of any legislative or regulatory action in response to the decision, if more plans seek to implement plan designs that discourage or prevent ESRD patients from retaining their commercial coverage, it may lead to a decrease in the number of patients with commercial plans, the duration of benefits for patients under commercial plans and/or a decrease in the payment rates we receive, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our negotiations and relationships with payors may also be impacted by legislative or regulatory developments and associated legal rulings. For example, the final rules for the 21st Century Cures Act, which are described in detail in Part I, Item 1. Business of the 2021 10-K under the heading "Government Regulation—21st Century Cures Act," broadened ESRD patient access to certain enhanced benefits offered by MA plans. While these rules increased our MA plan enrollment for ESRD benefits in their first year, the potential ultimate impact of this change in benefit eligibility remains subject to change as market participants continue to adjust to this new regulatory environment. As an example, the removal of objective time and distance standards relating to network adequacy for outpatient dialysis centers for MA plans that was included in the final rules may adversely impact the number of ESRD patients that select MA plans and also may result in the Company not being an in-network provider for significant MA plans in the event MA plans attempt to use this revision to the rules to limit or restrict their networks. If kidney patients choose not to enroll in MA plans or choose to leave MA plans, whether due to network adequacy standards or otherwise, or if we fail to provide education to kidney patients in the manner specified by CMS, we could be subject to certain clinical, operational, financial and legal risks, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, recent price transparency regulations require most group health plans and health insurance issuers in the group and individual markets to make certain pricing and patient responsibility information publicly available. For further detail on these regulations, see the discussion in Part I, Item 1. Business of the 2021 10-K under the heading "Government Regulation—Price Transparency Rules." On July 1, 2022, enforcement began of the requirement that plans publish machine readable files that include negotiated rates for all covered items and services with all providers and out-of-network allowed amounts. To comply with these requirements, plans have begun to publish these files and make them available to the public. The information that has been made available to date is highly diverse and complex. While the ultimate impact of these requirements remains uncertain, any changes by group health plans, health insurance issuers in the group and individual markets, or consumer choices resulting from these requirements could have a material adverse impact on our business, results of operations, and financial condition, and our reputation could be materially harmed. We could also experience a further decrease in the payments we receive for services if changes to the marketplace or the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans, or plans with lower reimbursement rates, among other things. For additional details regarding potential legislative or regulatory changes, the specific risks we face in connection with any decrease in payments we receive for services due to, for example, fewer patients being covered under commercial plans or an increase of patients covered under more restrictive commercial plans, or plans with lower reimbursement rates, please see Part I, Item 1. Business of the 2021 10-K under the heading "Government Regulation" and the discussion in the risk factor included in Part I, Item 1A. of the 2021 10-K under the heading "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during the second quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
April 1-30, 2022	627	$111.05	627	$2,080,991
May 1-31, 2022	405	106.04	405	$2,038,014
June 1-30, 2022	2,837	90.64	2,837	$1,780,881
	3,869	$95.56	3,869
The Company is authorized to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of July 29, 2022, we had a total of $1.706 billion available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Items 3, 4 and 5 are not applicable

Item 6.    Exhibits

Exhibit
Number

31.1	Certification of the Chief Executive Officer, dated August 1, 2022, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 1, 2022, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 1, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 1, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Filed or furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JOHN D. WINSTEL
John D. Winstel
Chief Accounting Officer*
Date: August 1, 2022

*	Mr. Winstel has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.