Form 10-Q
period 2022-09-30
DAVITA INC.
filed 2022-10-31
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of October 27, 2022, the number of shares of the registrant’s common stock outstanding was approximately 90.1 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.
i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Dialysis patient service revenues	$2,846,494	$2,837,940	$8,372,874	$8,370,484
Other revenues	102,200	100,379	320,132	304,346
Total revenues	2,948,694	2,938,319	8,693,006	8,674,830
Operating expenses:
Patient care costs	2,085,555	2,008,589	6,120,872	5,912,196
General and administrative	365,447	293,095	975,486	872,612
Depreciation and amortization	194,414	170,462	538,534	505,852
Equity investment income, net	(8,509)	(8,704)	(24,696)	(23,785)
Total operating expenses	2,636,907	2,463,442	7,610,196	7,266,875
Operating income	311,787	474,877	1,082,810	1,407,955
Debt expense	(99,680)	(72,829)	(256,057)	(213,167)
Other (loss) income, net	(4,898)	(7,590)	(7,968)	8,766
Income before income taxes	207,209	394,458	818,785	1,203,554
Income tax expense	42,515	74,704	163,757	241,224
Net income	164,694	319,754	655,028	962,330
Less: Net income attributable to noncontrolling interests	(59,328)	(60,000)	(162,731)	(171,353)
Net income attributable to DaVita Inc.	$105,366	$259,754	$492,297	$790,977

Earnings per share attributable to DaVita Inc.:
Basic net income	$1.16	$2.48	$5.24	$7.41
Diluted net income	$1.13	$2.36	$5.07	$7.08

Weighted average shares for earnings per share:
Basic shares	91,160	104,793	93,959	106,685
Diluted shares	93,263	109,838	97,153	111,666
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$164,694	$319,754	$655,028	$962,330
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on interest rate cap agreements:
Unrealized gains (losses)	41,312	(357)	95,660	2,466
Reclassifications of net realized losses into net income	1,033	1,034	3,100	3,100
Unrealized losses on foreign currency translation:	(66,100)	(54,528)	(95,064)	(59,162)
Other comprehensive (loss) income	(23,755)	(53,851)	3,696	(53,596)
Total comprehensive income	140,939	265,903	658,724	908,734
Less: Comprehensive income attributable to noncontrolling interests	(59,328)	(60,000)	(162,731)	(171,353)
Comprehensive income attributable to DaVita Inc.	$81,611	$205,903	$495,993	$737,381
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$367,510	$461,900
Restricted cash and equivalents	94,704	93,060
Short-term investments	74,305	22,310
Accounts receivable	2,089,017	1,957,583
Inventories	106,845	107,428
Other receivables	392,851	427,321
Prepaid and other current assets	65,807	72,517
Income tax receivable	11,403	25,604
Total current assets	3,202,442	3,167,723
Property and equipment, net of accumulated depreciation of $5,114,579 and $4,763,135, respectively	3,240,310	3,479,972
Operating lease right-of-use assets	2,721,888	2,824,787
Intangible assets, net of accumulated amortization of $46,907 and $60,730, respectively	179,715	177,693
Equity method and other investments	243,554	238,881
Long-term investments	43,535	49,514
Other long-term assets	307,713	136,677
Goodwill	7,022,642	7,046,241
	$16,961,799	$17,121,488
LIABILITIES AND EQUITY
Accounts payable	$417,139	$402,049
Other liabilities	796,200	709,345
Accrued compensation and benefits	702,877	659,960
Current portion of operating lease liabilities	396,880	394,357
Current portion of long-term debt	214,254	179,030
Income tax payable	10,059	53,792
Total current liabilities	2,537,409	2,398,533
Long-term operating lease liabilities	2,558,355	2,672,713
Long-term debt	8,867,187	8,729,150
Other long-term liabilities	106,895	119,158
Deferred income taxes	819,073	830,954
Total liabilities	14,888,919	14,750,508
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,370,753	1,434,832
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 98,199 and 90,104 shares issued and outstanding at September 30, 2022, respectively, and 97,289 shares issued and outstanding at December 31, 2021)	98	97
Additional paid-in capital	609,345	540,321
Retained earnings	846,634	354,337
Treasury stock (8,095 and zero shares, respectively)	(787,854)	—
Accumulated other comprehensive loss	(135,551)	(139,247)
Total DaVita Inc. shareholders' equity	532,672	755,508
Noncontrolling interests not subject to put provisions	169,455	180,640
Total equity	702,127	936,148
	$16,961,799	$17,121,488
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$655,028	$962,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	538,534	505,852
Stock-based compensation expense	77,904	75,898
Deferred income taxes	(35,637)	56,724
Equity investment income, net	(417)	(1,687)
Other non-cash charges, net	16,035	13,418
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(135,632)	(205,792)
Inventories	347	(2,490)
Other receivables and prepaid and other current assets	43,392	144,967
Other long-term assets	(49,326)	(19,663)
Accounts payable	38,870	(47,412)
Accrued compensation and benefits	35,491	(7,176)
Other current liabilities	87,248	(87,842)
Income taxes	(37,770)	22,609
Other long-term liabilities	(13,219)	(8,748)
Net cash provided by operating activities	1,220,848	1,400,988
Cash flows from investing activities:
Additions of property and equipment	(409,391)	(451,909)
Acquisitions	(43,811)	(45,143)
Proceeds from asset and business sales	116,088	46,578
Purchase of debt investments held-to-maturity	(94,602)	(13,274)
Purchase of other debt and equity investments	(3,322)	(2,609)
Proceeds from debt investments held-to-maturity	40,660	13,274
Proceeds from sale of other debt and equity investments	3,763	11,976
Other	(782)	(745)
Purchase of equity method investments	(28,176)	(7,925)
Distributions from equity method investments	2,490	1,592
Net cash used in investing activities	(417,083)	(448,185)
Cash flows from financing activities:
Borrowings	1,705,913	1,613,036
Payments on long-term debt	(1,557,358)	(812,659)
Deferred financing and debt redemption costs	—	(9,091)
Purchase of treasury stock	(802,228)	(882,411)
Distributions to noncontrolling interests	(188,592)	(177,146)
Net payments related to stock purchases and awards	(42,248)	(59,849)
Contributions from noncontrolling interests	11,382	28,295
Proceeds from sales of additional noncontrolling interests	3,673	2,880
Purchases of noncontrolling interests	(20,770)	(11,658)
Net cash used in financing activities	(890,228)	(308,603)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,283)	(7,381)
Net (decrease) increase in cash, cash equivalents and restricted cash	(92,746)	636,819
Cash, cash equivalents and restricted cash at beginning of the year	554,960	501,790
Cash, cash equivalents and restricted cash at end of the period	$462,214	$1,138,609
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended September 30, 2022
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at June 30, 2022	$1,385,821	98,179	$98	$578,272	$741,268	(5,973)	$(603,058)	$(111,796)	$604,784	$170,390
Comprehensive income:
Net income	39,205				105,366				105,366	20,123
Other comprehensive loss								(23,755)	(23,755)
Stock award plan		20		(986)					(986)
Stock-settled stock-based compensation expense				27,619					27,619
Changes in noncontrolling interest from:
Distributions	(48,275)									(22,002)
Contributions	1,996									270
Acquisitions and divestitures										867
Partial purchases	(215)			(3,339)					(3,339)	(193)
Fair value remeasurements	(7,779)			7,779					7,779
Other
Purchase of treasury stock						(2,122)	(184,796)		(184,796)
Balance at September 30, 2022	$1,370,753	98,199	$98	$609,345	$846,634	(8,095)	$(787,854)	$(135,551)	$532,672	$169,455

	Nine months ended September 30, 2022
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2021	$1,434,832	97,289	$97	$540,321	$354,337	—	$—	$(139,247)	$755,508	$180,640
Comprehensive income:
Net income	113,157				492,297				492,297	49,574
Other comprehensive income								3,696	3,696
Stock award plan		910	1	(55,359)					(55,358)
Stock-settled stock-based compensation expense				77,835					77,835
Changes in noncontrolling interest from:
Distributions	(125,534)									(63,058)
Contributions	9,300									2,082
Acquisitions and divestitures	2,392			939					939	867
Partial purchases	(11,633)			(6,609)					(6,609)	(193)
Fair value remeasurements	(52,218)			52,218					52,218
Other	457									(457)
Purchase of treasury stock						(8,095)	(787,854)		(787,854)
Balance at September 30, 2022	$1,370,753	98,199	$98	$609,345	$846,634	(8,095)	$(787,854)	$(135,551)	$532,672	$169,455
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended September 30, 2021
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at June 30, 2021	$1,426,211	110,644	$111	$523,038	$1,383,760	(5,019)	$(563,230)	$(65,899)	$1,277,780	$185,046
Comprehensive income:
Net income	41,182				259,754				259,754	18,818
Other comprehensive loss								(53,851)	(53,851)
Stock award plans		242		(23,584)					(23,584)
Stock-settled stock-based compensation expense				24,055					24,055
Changes in noncontrolling interest from:
Distributions	(49,766)									(28,018)
Contributions	9,041									3,329
Acquisitions and divestitures	5,903			(351)					(351)	1
Partial purchases				(6,803)					(6,803)	(362)
Fair value remeasurements	(8,654)			8,654					8,654
Purchase of treasury stock						(2,731)	(336,217)		(336,217)
Balance at September 30, 2021	$1,423,917	110,886	$111	$525,009	$1,643,514	(7,750)	$(899,447)	$(119,750)	$1,149,437	$178,814

	Nine months ended September 30, 2021
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2020	$1,330,028	109,933	$110	$597,073	$852,537	—	$—	$(66,154)	$1,383,566	$183,186
Comprehensive income:
Net income	121,774				790,977				790,977	49,579
Other comprehensive loss								(53,596)	(53,596)
Stock award plans		953	1	(74,761)					(74,760)
Stock-settled stock-based compensation expense				74,568					74,568
Changes in noncontrolling interest from:
Distributions	(114,008)									(63,138)
Contributions	19,830									8,465
Acquisitions and divestitures	5,903			(351)					(351)	1,250
Partial purchases	(552)			(10,578)					(10,578)	(528)
Fair value remeasurements	60,942			(60,942)					(60,942)
Purchase of treasury stock						(7,750)	(899,447)		(899,447)
Balance at September 30, 2021	$1,423,917	110,886	$111	$525,009	$1,643,514	(7,750)	$(899,447)	$(119,750)	$1,149,437	$178,814

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
2.     Revenue recognition
The following tables summarize the Company's segment revenues by primary payor source:

	Three months ended September 30, 2022			Three months ended September 30, 2021
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,535,680	$	$1,535,680	$1,543,819	$	$1,543,819
Medicaid and Managed Medicaid	193,853		193,853	203,169		203,169
Other government	86,852	116,084	202,936	82,624	113,260	195,884
Commercial	880,812	56,170	936,982	862,218	54,857	917,075
Other revenues:
Medicare and Medicare Advantage		78,345	78,345		77,277	77,277
Medicaid and Managed Medicaid		412	412		377	377
Commercial		6,484	6,484		7,164	7,164
Other(1)	6,056	10,903	16,959	6,216	9,442	15,658
Eliminations of intersegment revenues	(22,957)		(22,957)	(22,104)		(22,104)
Total	$2,680,296	$268,398	$2,948,694	$2,675,942	$262,377	$2,938,319

(1)Other primarily consists of management service fees earned in the respective Company line of business as well as other non-patient service revenue from the Company's U.S. ancillary services and international operations.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	U.S. dialysis	Other - Ancillary services	Consolidated	U.S. dialysis	Other - Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$4,529,300	$	$4,529,300	$4,586,278	$	$4,586,278
Medicaid and Managed Medicaid	570,380		570,380	585,053		585,053
Other government	253,731	349,633	603,364	245,125	338,553	583,678
Commercial	2,570,054	164,302	2,734,356	2,528,499	157,172	2,685,671
Other revenues:
Medicare and Medicare Advantage		255,204	255,204		243,085	243,085
Medicaid and Managed Medicaid		1,181	1,181		981	981
Commercial		16,029	16,029		14,387	14,387
Other(1)	18,124	29,584	47,708	19,308	31,107	50,415
Eliminations of intersegment revenues	(64,516)		(64,516)	(70,424)	(4,294)	(74,718)
Total	$7,877,073	$815,933	$8,693,006	$7,893,839	$780,991	$8,674,830

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
Other revenues. Other revenues consist of revenues earned by the Company's non-dialysis ancillary services as well as fees for management and administrative services to outpatient dialysis businesses that the Company does not consolidate. Other revenues are estimated in the period services are provided. The Company's U.S. ancillary service revenues include revenues earned under risk-based arrangements in the Company's integrated kidney care (IKC) business, including value-based care (VBC) arrangements. Under its VBC arrangements, the Company assumes full or shared financial risk for the total medical cost of care for patients below or above a benchmark. The benchmarks against which the Company incurs profit or loss on these contracts are typically based on the underlying premiums paid to the insuring entity (the Company's counterparty), with adjustments where applicable, or on trended or adjusted medical cost targets.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income attributable to DaVita Inc.	$105,366	$259,754	$492,297	$790,977
Weighted average shares outstanding:
Basic shares	91,160	104,793	93,959	106,685
Assumed incremental from stock plans	2,103	5,045	3,194	4,981
Diluted shares	93,263	109,838	97,153	111,666
Basic net income per share attributable to DaVita Inc.	$1.16	$2.48	$5.24	$7.41
Diluted net income per share attributable to DaVita Inc.	$1.13	$2.36	$5.07	$7.08

Anti-dilutive stock-settled awards excluded from calculation(1)	1,260	141	878	103

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
4.     Short-term and long-term investments
The Company’s short-term and long-term debt and equity investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	September 30, 2022			December 31, 2021
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$77,843	$—	$77,843	$23,226	$—	$23,226
Investments in mutual funds and common stocks	—	39,997	39,997	—	48,598	48,598
	$77,843	$39,997	$117,840	$23,226	$48,598	$71,824
Short-term investments	$62,832	$11,473	$74,305	$8,227	$14,083	$22,310
Long-term investments	15,011	28,524	43,535	14,999	34,515	49,514
	$77,843	$39,997	$117,840	$23,226	$48,598	$71,824
Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximated their fair values at September 30, 2022 and December 31, 2021.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

5.     Goodwill
Changes in goodwill by reportable segments were as follows:

	U.S. dialysis	Other — Ancillary services	Consolidated
Balance at December 31, 2020	$6,309,928	$609,181	$6,919,109
Acquisitions	91,979	81,265	173,244
Divestitures	(1,745)	—	(1,745)
Foreign currency and other adjustments	—	(44,367)	(44,367)
Balance at December 31, 2021	$6,400,162	$646,079	$7,046,241
Acquisitions	16,750	18,019	34,769
Divestitures	(87)	(3,126)	(3,213)
Foreign currency and other adjustments	—	(55,155)	(55,155)
Balance at September 30, 2022	$6,416,825	$605,817	$7,022,642

Balance at September 30, 2022:
Goodwill	$6,416,825	$715,147	$7,131,972
Accumulated impairment charges	—	(109,330)	(109,330)
	$6,416,825	$605,817	$7,022,642
The Company did not recognize any goodwill impairment charges during the nine months ended September 30, 2022 and 2021.
As dialysis treatments are an essential, life-sustaining service for patients who depend on them, the Company's operations have continued and are currently expected to continue throughout the novel coronavirus (COVID-19) pandemic. However, the ultimate impact of this COVID-19 pandemic on the Company will depend on future developments that are highly uncertain and difficult to predict, including among others the ultimate severity and duration of the pandemic; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus such as the Omicron variant and its subvariants; COVID-19's impact on the chronic kidney disease (CKD) patient population and the Company's patient population, including on the mortality of these patients; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments, and therapies; the pandemic's continuing impact on the Company's revenue and non-acquired growth due to lower treatment volumes, the U.S. and global economies, labor market conditions, interest rates, inflation and monetary policies; the Company's ability to successfully implement cost savings initiatives; the potential negative impact on the Company's commercial mix or the number of patients covered by commercial insurance plans; continued increased COVID-19-related costs; supply chain challenges and disruptions; the responses of the Company's competitors to the pandemic and related changes in the marketplace; the timing, scope and effectiveness of federal, state and local government responses to the pandemic; and any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern the Company's business. While the Company does not currently expect a material adverse impact to its business as a result of this public health crisis, there can be no assurance that the COVID-19 pandemic will not have a material adverse impact on one or more of the Company's businesses.
Developments, events, changes in operating performance and other changes in circumstances since the dates of the Company’s last annual goodwill impairment assessments have not caused management to believe it is more likely than not that the fair values of any of the Company's reporting units would be less than their respective carrying amounts as of September 30, 2022. Except for the Company's Germany kidney care reporting unit as described further in Note 10 to the Company's consolidated financial statements included in the 2021 10-K, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of September 30, 2022.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

6.     Long-term debt
Long-term debt was comprised of the following:

				As of September 30, 2022
	September 30, 2022	December 31, 2021	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A	$1,531,250	$1,596,875	8/12/2024	LIBOR+1.75%	$1,500,625
Term Loan B-1	2,667,689	2,688,263	8/12/2026	LIBOR+1.75%	$2,530,970
Revolving line of credit	275,000	—	8/12/2024	LIBOR+1.75%	$275,000
Senior Notes:
4.625% Senior Notes	2,750,000	2,750,000	6/1/2030	4.625%	$2,124,375
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,068,750
Acquisition obligations and other notes payable(2)	125,809	130,599	2022-2036	5.82%	$125,809
Financing lease obligations(3)	279,213	299,128	2023-2038	4.53%
Total debt principal outstanding	9,128,961	8,964,865
Discount, premium and deferred financing costs(4)	(47,520)	(56,685)
	9,081,441	8,908,180
Less current portion	(214,254)	(179,030)
	$8,867,187	$8,729,150

(1)For the Company's senior secured credit facilities and senior notes, fair value estimates are based upon bid and ask quotes, typically a level 2 input. For acquisition obligations and other notes payable, the carrying values presented approximate their estimated fair values, based on estimates of their present values using level 2 interest rate inputs.
(2)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and variable interest rate components in effect as of September 30, 2022.
(3)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.
(4)As of September 30, 2022, the carrying amount of the Company's senior secured credit facilities have been reduced by a discount of $3,740 and deferred financing costs of $20,891, and the carrying amount of the Company's senior notes have been reduced by deferred financing costs of $37,380 and increased by a debt premium of $14,491. As of December 31, 2021, the carrying amount of the Company's senior secured credit facilities were reduced by a discount of $4,473 and deferred financing costs of $27,207, and the carrying amount of the Company's senior notes were reduced by deferred financing costs of $40,914 and increased by a debt premium of $15,909.
During the first nine months of 2022, the Company made regularly scheduled mandatory principal payments under its senior secured credit facilities totaling $65,625 on Term Loan A and $20,574 on Term Loan B-1.
As of September 30, 2022, the Company's 2019 interest rate cap agreements have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-1 and a portion of Term Loan A. The remaining $698,939 outstanding principal balance of Term Loan A and the $275,000 balance outstanding on the revolving line of credit are subject to LIBOR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s interest rate cap agreements outstanding as of September 30, 2022 and December 31, 2021, which are classified in "Other long-term assets" on its consolidated balance sheet:

					Nine months ended September 30, 2022		Fair value
	Notional amount	LIBOR maximum rate	Effective date	Expiration date	Debt expense	Recorded OCI gain	September 30, 2022	December 31, 2021
2019 cap agreements	$3,500,000	2.00%	6/30/2020	6/30/2024	$1,497	$127,460	$139,663	$12,203
See Note 9 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense related to the Company’s interest rate cap agreements for the three and nine months ended September 30, 2022 and 2021.
As a result of the LIBOR cap from our 2019 interest rate cap agreements, the Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the third quarter of 2022 was 4.34%, based on the current margins in effect for its senior secured credit facilities as of September 30, 2022, as detailed in the table above.
The Company’s overall weighted average effective interest rate for the three and nine months ended September 30, 2022 was 4.28% and 3.78%, and as of September 30, 2022 was 4.39%.
As of September 30, 2022, the Company’s interest rates were fixed and economically fixed on approximately 50% and 89% of its total debt, respectively.
As of September 30, 2022, the Company had $725,000 available and $275,000 drawn on its $1,000,000 revolving line of credit under its senior secured credit facilities. Credit available under this facility is reduced by the amount of any letters of credit outstanding under this facility, of which there were none as of September 30, 2022. The Company also had approximately $108,002 in letters of credit outstanding under a separate bilateral secured letter of credit facility as of September 30, 2022.
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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations (which frequently arise from qui tam suits) and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of September 30, 2022 and December 31, 2021, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
2020 U.S. Attorney New Jersey Investigation: In March 2020, the U.S. Attorney’s Office, District of New Jersey served the Company with a subpoena and a CID relating to an investigation being conducted by that office and the U.S. Attorney’s Office, Eastern District of Pennsylvania. The subpoena and CID request information on several topics, including certain of the Company’s joint venture arrangements with physicians and physician groups, medical director agreements, and compliance with its five-year Corporate Integrity Agreement, the term of which expired October 22, 2019. On October 12, 2022, the U.S. Attorney’s Office notified the U.S. District Court, Eastern District of Pennsylvania, of its decision not to elect to intervene at this time in the matter of U.S. ex rel. Bayne v. DaVita Inc., et al. The court then unsealed a complaint, which alleges violations of federal and state False Claims Acts, by order dated October 14, 2022. The Company is continuing to cooperate with the government in this investigation.
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
Other Proceedings
2021 Antitrust Indictment and Putative Class Action Suit: On July 14, 2021, an indictment was returned by a grand jury in the U.S. District Court, District of Colorado against the Company and its former chief executive officer in the matter of U.S. v. DaVita Inc., et al. alleging that purported agreements entered into by DaVita's former chief executive officer not to solicit senior-level employees violated Section 1 of the Sherman Act. On April 15, 2022, a jury returned a verdict in the Company’s favor, acquitting both the Company and its former chief executive officer on all counts. On April 20, 2022, the court entered judgments of acquittal and closed the case. On August 9, 2021, DaVita and its former chief executive officer were added as defendants in a consolidated putative class action complaint in the matter of In re Outpatient Medical Center Employee Antitrust Litigation in the U.S. District Court, Northern District of Illinois. This class action complaint asserts that the defendants violated Section 1 of the Sherman Act and seeks to bring an action on behalf of certain groups of individuals employed by the Company between February 1, 2012 and January 5, 2021. On September 26, 2022, the court denied the Company's motion to dismiss. The Company disputes the allegations in the class action complaint, as well as the asserted violations of the Sherman Act, and intends to defend this action accordingly.
Marietta Memorial Hospital Employee Health Benefit Plan, et al. v. DaVita Inc. et al. No. 20-1641: On November 5, 2021, the United States Supreme Court granted certiorari of an appeal by an employer group health plan, the plan sponsor, and the plan’s advisor of the U.S. Court of Appeals for the Sixth Circuit (Sixth Circuit) decision in the Company's favor. The questions presented involved whether the health plan violates the Medicare Secondary Payor Act (MSPA) by "taking into account" that plan beneficiaries are eligible for Medicare and/or by "differentiating" between the benefits that the plan offers to patients with dialysis versus others. On December 23, 2021, the Solicitor General on behalf of the United States filed an amicus brief supporting the petitioners' request to overturn the Sixth Circuit decision. On January 19, 2022, the Company filed its brief in support of the Sixth Circuit decision. On June 21, 2022, the United States Supreme Court reversed the Sixth Circuit decision and held that the employee health plan for Marietta Memorial Hospital did not violate the MSPA. The case has been remanded back to the lower court for resolution of the outstanding claims.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Other Commitments
The Company also has certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated outpatient dialysis businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $9,431.
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
8.    Shareholders' equity
Stock-based compensation
During the nine months ended September 30, 2022, the Company granted 1,129 restricted and performance stock units with an aggregate grant-date fair value of $122,356 and a weighted-average expected life of approximately 3.5 years and 130 stock-settled stock appreciation rights with an aggregate grant-date fair value of $4,573 and a weighted-average expected life of approximately 4.5 years.
As of September 30, 2022, the Company had $182,083 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.3 years.
Share repurchases
The following table summarizes the Company's common stock repurchases during the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Open market repurchases:
Shares repurchased	2,122	2,731	8,095	7,750
Amount paid	$184,797	$336,217	$787,854	$899,447
Average paid per share	$87.10	$123.14	$97.33	$116.06
The Company did not repurchase any shares subsequent to September 30, 2022 through October 27, 2022.
The Company is authorized to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of October 27, 2022, the Company had a total of $1,596,085 available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations including under the terms of its current senior secured credit facilities.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

9.     Accumulated other comprehensive loss

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$55,237	$(167,033)	$(111,796)	$(1,178)	$(138,069)	$(139,247)
Unrealized gains (losses)	55,045	(66,100)	(11,055)	127,460	(95,064)	32,396
Related income tax	(13,733)	—	(13,733)	(31,800)	—	(31,800)
	41,312	(66,100)	(24,788)	95,660	(95,064)	596
Reclassification into net income	1,377	—	1,377	4,132	—	4,132
Related income tax	(344)	—	(344)	(1,032)	—	(1,032)
	1,033	—	1,033	3,100	—	3,100
Ending balance	$97,582	$(233,133)	$(135,551)	$97,582	$(233,133)	$(135,551)

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$(7,577)	$(58,322)	$(65,899)	$(12,466)	$(53,688)	$(66,154)
Unrealized (losses) gains	(477)	(54,528)	(55,005)	3,284	(59,162)	(55,878)
Related income tax	120	—	120	(818)	—	(818)
	(357)	(54,528)	(54,885)	2,466	(59,162)	(56,696)
Reclassification into net income	1,378	—	1,378	4,132	—	4,132
Related income tax	(344)	—	(344)	(1,032)	—	(1,032)
	1,034	—	1,034	3,100	—	3,100
Ending balance	$(6,900)	$(112,850)	$(119,750)	$(6,900)	$(112,850)	$(119,750)
The interest rate cap agreement net realized losses reclassified into net income are recorded as debt expense in the corresponding consolidated statements of income. See Note 6 for further details.
10.     Acquisitions and divestitures
Routine acquisitions
During the nine months ended September 30, 2022, the Company acquired dialysis businesses consisting of five dialysis centers located in the U.S. and eight dialysis centers located outside the U.S. for total net cash of $43,811, contingent earn-out obligations of $2,171 and deferred purchase price and liabilities assumed of $11,726. The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
The initial purchase price allocations have been recorded at estimated fair values based on information available to management and will be finalized when certain information arranged to be obtained has been received. In particular, certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of intangibles, contingent earn-outs, leases, and certain other working capital items relating to these acquisitions are pending final quantification.
The amount of goodwill recognized or adjusted during the nine months ended September 30, 2022 that is deductible for tax purposes was $34,769.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired businesses a total of up to approximately $56,815 if certain performance targets or quality margins are met over the next one year to five years.
Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the remeasurement recognized in earnings. As of September 30, 2022, the Company estimated the fair value of these contingent earn-out obligations to be $25,771, of which $9,461 is included in other current liabilities and the remaining $16,310 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in contingent earn-out obligations:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Beginning balance	$29,299	$33,600
Acquisitions	1,648	2,171
Foreign currency translation	(741)	403
Fair value remeasurements	(350)	(3,129)
Payments	(4,085)	(7,274)
Ending balance	$25,771	$25,771
11.    Variable interest entities (VIEs)
At September 30, 2022, these condensed consolidated financial statements include total assets of consolidated VIEs of $298,477 and total liabilities and noncontrolling interests of consolidated VIEs to third parties of $196,159. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 23 to the Company's consolidated financial statements included in the 2021 10-K.
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
The following table summarizes the Company’s assets, liabilities and temporary equities measured at fair value on a recurring basis as of September 30, 2022:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$39,997	$39,997	$—	$—
Interest rate cap agreements	$139,663	$—	$139,663	$—
Liabilities
Contingent earn-out obligations	$25,771	$—	$—	$25,771
Temporary equity
Noncontrolling interests subject to put provisions	$1,370,753	$—	$—	$1,370,753

For reconciliations of changes in contingent earn-out obligations and noncontrolling interests subject to put provisions during the three and nine months ended September 30, 2022, see Note 10 and the consolidated statement of equity, respectively.

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
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of September 30, 2022, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $170,000. See Notes 17 and 24 to the Company's consolidated financial statements included in the 2021 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.
The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon bid and ask quotes for these instruments, typically a level 2 input. See Note 6 for further discussion of the Company's debt.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at September 30, 2022 at their approximate fair values due to the short-term nature of their settlements.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Segment revenues:
U.S. dialysis
Dialysis patient service revenues:
External sources	$2,674,240	$2,669,823	$7,858,939	$7,874,759
Intersegment revenues	22,957	22,007	64,526	70,196
U.S. dialysis patient service revenues	2,697,197	2,691,830	7,923,465	7,944,955
Other revenues:
External sources	6,056	6,119	18,134	19,080
Intersegment revenues	—	97	(10)	228
Total U.S. dialysis revenues	2,703,253	2,698,046	7,941,589	7,964,263
Other—Ancillary services
Dialysis patient service revenues	172,254	168,117	513,935	495,725
Other external sources	96,144	94,260	301,998	285,266
Intersegment revenues	—	—	—	4,294
Total ancillary services revenues	268,398	262,377	815,933	785,285
Total net segment revenues	2,971,651	2,960,423	8,757,522	8,749,548
Elimination of intersegment revenues	(22,957)	(22,104)	(64,516)	(74,718)
Consolidated revenues	$2,948,694	$2,938,319	$8,693,006	$8,674,830
Segment operating margin (loss):
U.S. dialysis	$351,474	$509,939	$1,230,715	$1,523,625
Other—Ancillary services	(15,271)	(6,909)	(56,689)	(36,577)
Total segment operating margin	336,203	503,030	1,174,026	1,487,048
Reconciliation of segment operating income to consolidated income before income taxes:
Corporate administrative support	(24,417)	(28,153)	(91,217)	(79,093)
Consolidated operating income	311,787	474,877	1,082,810	1,407,955
Debt expense	(99,680)	(72,829)	(256,057)	(213,167)
Other (loss) income, net	(4,898)	(7,590)	(7,968)	8,766
Consolidated income before income taxes	$207,209	$394,458	$818,785	$1,203,554

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
U.S. dialysis	$184,688	$161,252	$507,320	$477,054
Other—Ancillary services	9,726	9,210	31,214	28,798
	$194,414	$170,462	$538,534	$505,852
Expenditures for property and equipment by reportable segment were as follows:

	Nine months ended September 30,
	2022	2021
U.S. dialysis	$363,046	$415,994
Other—Ancillary services	46,345	35,915
	$409,391	$451,909

A summary of assets by reportable segment were as follows:

	September 30, 2022	December 31, 2021
U.S. dialysis	$15,223,532	$15,375,000
Other—Ancillary services	1,738,267	1,746,488
Consolidated assets	$16,961,799	$17,121,488
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, DaVita's response to and the expected future impacts of the coronavirus (COVID-19), including statements about our balance sheet and liquidity, our expenses and expense offsets, revenues, billings and collections, availability or cost of supplies, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, the availability, acceptance, impact, administration and efficacy of COVID-19 vaccines, treatments and therapies, the continuing impact on the U.S. and global economies, labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, expenses, strategic initiatives, government and commercial payment rates, expectations related to value-based care, integrated kidney care and Medicare Advantage (MA) plan enrollment, and our ongoing stock repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," “could,” "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•the continuing impact of the dynamic and evolving COVID-19 pandemic, including, among other things, on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition and results of operations; the government’s response to the COVID-19 pandemic, including, among other things, federal, state and local vaccine mandates or surveillance testing requirements and the extent to which they may ultimately be applicable to us; the pandemic's continuing impact on the U.S. and global economies, labor market conditions, interest rates, inflation and evolving monetary policies; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments and therapies; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus; the continuing impact of the pandemic on our revenues and non-acquired growth due to lower treatment volumes; COVID-19's impact on the chronic kidney disease (CKD) population and our patient population including on the mortality of these patients, among other things; any potential negative impact on our commercial mix or the number of our patients covered by commercial insurance plans; continued increased COVID-19-related costs; our ability to successfully implement cost savings initiatives; supply chain challenges and disruptions; and elevated teammate turnover and training costs and higher salary and wage expense. including, among other things, increased contract wages, driven in part by persisting labor market conditions and a high demand for our clinical personnel, any of which may also have the effect of heightening many of the other risks and uncertainties discussed below, and in many cases, the impact of the pandemic and the aforementioned global economic conditions on our business may persist after the pandemic subsides;
•the extent to which the ongoing implementation of healthcare reform, or changes in or new legislation, regulations or guidance, enforcement thereof or related litigation result in a reduction in coverage or reimbursement rates for our services, a reduction in the number of patients enrolled in or that select higher-paying commercial plans, including for example Medicare Advantage plans; or other material impacts to our business or operations; or our making incorrect assumptions about how our patients will respond to any such developments;
•risks arising from potential changes in laws, regulations or requirements applicable to us, such as potential and proposed federal and/or state legislation, regulation, ballot, executive action or other initiatives, including, without limitation, those related to healthcare and/or labor matters, such as the Dialysis Clinic Requirements Initiative in California, which is scheduled to be voted on in November 2022 and AB 290 in California;
•the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates; a reduction in the number or percentage of our patients under such plans, including, without limitation, as a result of restrictions or prohibitions on the use and/or availability of charitable premium assistance, which may result in the loss of revenues or patients, or as a result of our making incorrect assumptions about how our patients will respond to any change in financial assistance from charitable organizations; as a result of payors' implementing restrictive plan designs, including, without limitation, actions taken in response to the U.S. Supreme Court’s decision in Marietta Memorial Hospital Employee Health Benefit Plan, et al. v. DaVita Inc. et al. (Marietta); how and whether regulators and legislators will respond to the Marietta decision including, without limitation, whether they will issue regulatory guidance or adopt new legislation; how courts will interpret other anti-discriminatory provisions that may apply to restrictive plan designs; whether there could be other potential negative impacts of the Marietta decision; and the timing of each of these items;

•our ability to attract, retain and motivate teammates and our ability to manage operating cost increases or productivity decreases whether due to union organizing activities, legislative or other changes, demand for labor, volatility and uncertainty in the labor market, the current challenging and highly competitive labor market conditions, or other reasons;
•U.S. and global economic and marketplace conditions, interest rates, inflation, unemployment, labor market conditions, and evolving monetary policies, and our ability to respond to these changing conditions, including among other things our ability to successfully identify cost savings opportunities and to implement cost savings initiatives such as ongoing initiatives that increase our use of third party service providers to perform certain activities, initiatives that relate to clinic optimization and capacity utilization improvement, and procurement opportunities, among other things;
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
•our aspirations, goals and disclosures related to environmental, social and governance (ESG) matters, including, among other things, evolving regulatory requirements affecting ESG standards, measurements and reporting requirements; the availability of suppliers that can meet our sustainability standards; and our ability to recruit, develop and retain diverse talent in our labor markets; and
•the other risk factors, trends and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 10-K), our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 and this Quarterly Report on Form 10-Q, and the risks and uncertainties discussed in any subsequent reports that we file or furnish with the Securities and Exchange Commission (SEC) from time to time.
The following should be read in conjunction with our condensed consolidated financial statements.

Company Overview
Our principal business is to provide dialysis and related lab services to patients in the United States, which we refer to as our U.S. dialysis business. We also operate our U.S. integrated kidney care (IKC) business, our U.S. other ancillary services, and our international operations, which we collectively refer to as our ancillary services, as well as our corporate administrative support. Our U.S. dialysis business is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease (ESRD) or end stage kidney disease (ESKD).
COVID-19, General Economic and Marketplace Conditions, and Legal and Regulatory Developments
The COVID-19 pandemic continues to impact our business and operations. In addition, we continue to be impacted by general conditions in the global economy, including challenges with respect to supply chains, inflation, rising interest rates, labor market conditions and wage pressure, among other things. Certain of these impacts could be further intensified by concurrent global events such as COVID-19 lockdowns and protocols in portions of China or the ongoing conflict between Russia and Ukraine, the latter of which has continued to drive sociopolitical and economic uncertainty and volatility in Europe and across the globe. Legal and regulatory developments may also impact our business and operations, such as the June 2022 U.S. Supreme Court ruling related to the Medicare Secondary Payer Act (MSPA), as well as the commencement of price transparency regulation enforcement in July 2022.
Operational and Financial Impacts
In the third quarter, treatment volumes continued to reflect the ongoing impact of COVID-19 on mortality rates, missed treatments and admissions of new dialysis patients, which, among other things, has had a negative impact on our patient census. While the mortality rates associated with the Omicron and subvariants surges in 2022 preliminarily appear to be lower than in prior surges, the magnitude of the COVID-19 case increases has resulted in an increased level of excess patient mortalities, that we expect to persist into 2023, the magnitude of which will depend on the severity of any future COVID-19 surges, among other things. The decline in patient admissions and elevated rates of missed treatments related to the Omicron and subvariant surge earlier this year have persisted through the third quarter as the surge has subsided. There is significant uncertainty, and these volume trends may continue through 2023. In addition, we expect that the impact of COVID-19 is likely to continue to negatively impact our revenue and non-acquired growth for a period of time even as the pandemic subsides due to the compounding impact of mortalities, among other things. Depending on the ultimate severity and duration of the pandemic, the magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows.
As part of our continued focus on the health, safety and well-being of our patients, teammates and physician partners, we have continued to dedicate substantial resources in response to COVID-19, including the implementation of additional protocols and initiatives to help safely maintain continuity of care for our patients and help protect our caregivers. We continue to implement dedicated care shifts for patients with confirmed or suspected COVID-19 and other enhanced clinical practices, including procuring additional equipment and clinical supplies, such as personal protective equipment (PPE).
During the third quarter of 2022, COVID-19 has continued to strain staffing in an already challenging labor market. Additionally, as a result of these ongoing COVID-19-related clinical measures, in combination with general labor, supply chain and inflationary pressures, we have incurred higher incentive pay, increased utilization of contract labor, and inefficient productivity. In addition, during 2022, we have experienced and expect to continue to experience increased labor costs due to higher wage rates and increased investment in training expenses, and elevated levels of contract labor utilization. The cumulative impact of the foregoing will continue to put additional pressure on our cost structure, some of which is expected to abate with the decline of the impact of COVID-19. Potential staffing shortages or disruptions, if material, could ultimately lead to the unplanned closures of certain centers or adversely impact clinical operations, and may otherwise have a material adverse impact on our ability to provide dialysis services or the cost of providing those services, among other things. Prolonged volatility, uncertainty, labor supply shortages and other challenging labor market conditions, including, among other things, due to inflationary pressures or evolving monetary policies, each of which may be independent of the COVID-19 pandemic, could also have an adverse impact on our growth and ability to execute on our other strategic initiatives and a material adverse impact on our labor costs.
These inflationary pressures and evolving monetary policies, as well as ongoing global supply chain challenges, also have more broadly impacted our supply and other costs, and may continue to drive certain increased expenses, including, among other things, with respect to medical and other supplies and interest expense.
We continue to implement cost savings opportunities to help mitigate these cost and volume pressures. These include, among other things, anticipated cost savings related to G&A efficiencies, such as ongoing initiatives that increase our use of third party service providers to perform certain activities; initiatives relating to clinic optimization and initiatives for capacity utilization improvement; and procurement opportunities. We have incurred, and expect to continue to incur charges in connection with the continued implementation of these initiatives, and there can be no assurance that we will be able to successfully execute these initiatives or that they will achieve expectations or succeed in helping offset the impact of these challenging conditions. Any failure on our part to adjust our business and operations in this manner, to adjust to other marketplace developments or dynamics or to appropriately implement these initiatives in accordance with applicable legal, regulatory or compliance requirements could impact our ability to provide dialysis services or the cost of providing those services, among other things, and ultimately could have a material adverse effect on our business, reputation, results of operations, financial condition and cash flows. Our COVID-19 response has reduced certain expenses though it remains uncertain how much of these reductions, if any, will persist as pandemic protocols continue to change over time.
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
We believe the ultimate impact of the COVID-19 public health crisis on the Company will depend on future developments that are highly uncertain and difficult to predict, including among others the ultimate severity and duration of the pandemic; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus; COVID-19's impact on the chronic kidney disease (CKD) patient population and our patient population, including on the growth rate of these populations and mortality of these patients; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments and therapies; the pandemic’s continuing impact on our revenue and non-acquired growth due to lower treatment volumes, the U.S. and global economies, labor market conditions, interest rates, inflation and evolving monetary policies; our ability to successfully implement cost-savings initiatives; the potential negative impact on our commercial mix or the number of patients covered by commercial insurance plans; continued increased COVID-19-related costs; supply chain challenges and disruptions; the responses of our competitors to the pandemic and related changes in the marketplace; the timing, scope and effectiveness of federal, state and local government responses to the continuing pandemic; and any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern our business. In many cases, the impact of the pandemic and the aforementioned global economic and marketplace conditions on our business may persist after the pandemic subsidies.
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
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the three months ended September 30, 2022 compared to the three months ended June 30, 2022, and the year to date periods for nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The SEC amended its guidance on Management's Discussion and Analysis of Financial Condition and Results of Operations to permit companies to compare their most recently completed quarter to either the corresponding quarter of the prior year or to the immediately preceding sequential quarter to allow for flexibility in comparison of interim periods reported to help companies provide a more tailored and meaningful analysis relevant to their business cycles. Beginning with the first quarter of 2022, our Management’s Discussion and Analysis of Financial Condition and Results of Operations present our results of operations for the most recently completed fiscal year to date period compared to the corresponding year to date period of the prior year, as well as the most recently completed quarter compared to the immediately preceding sequential quarter, and otherwise exclude comparisons of the most recently completed quarter to the corresponding quarter of the prior year.

Consolidated results of operations
The following tables summarize our revenues and operating income by line of business. See the discussion of our results for each line of business following the tables. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Three months ended		Q3 2022 vs. Q2 2022
	September 30, 2022	June 30, 2022	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,703	$2,663	$40	1.5%
Other — Ancillary services	268	283	(15)	(5.3)%
Elimination of intersegment revenues	(23)	(19)	(4)	(21.1)%
Total consolidated revenues	$2,949	$2,927	$22	0.8%

Operating income (loss):
U.S. dialysis	$351	$473	$(122)	(25.8)%
Other — Ancillary services	(15)	(9)	(6)	(66.7)%
Corporate administrative support	(24)	(31)	7	22.6%
Operating income	$312	$433	$(121)	(27.9)%

Adjusted operating income (loss)(1):
U.S. dialysis	$391	$479	$(88)	(18.4)%
Other — Ancillary services	(15)	(9)	(6)	(66.7)%
Corporate administrative support	(24)	(31)	7	22.6%
Adjusted operating income	$351	$439	$(88)	(20.0)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

	Nine months ended		YTD Q3 2022 vs. YTD Q3 2021
	September 30, 2022	September 30, 2021	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$7,942	$7,964	$(22)	(0.3)%
Other — Ancillary services	816	785	31	3.9%
Elimination of intersegment revenues	(65)	(75)	10	13.3%
Total consolidated revenues	$8,693	$8,675	$18	0.2%

Operating income (loss):
U.S. dialysis	$1,231	$1,524	$(293)	(19.2)%
Other — Ancillary services	(57)	(37)	(20)	(54.1)%
Corporate administrative support	(91)	(79)	(12)	(15.2)%
Operating income	$1,083	$1,408	$(325)	(23.1)%

Adjusted operating income (loss)(1):
U.S. dialysis	$1,281	$1,536	$(255)	(16.6)%
Other — Ancillary services	(57)	(37)	(20)	(54.1)%
Corporate administrative support	(91)	(79)	(12)	(15.2)%
Adjusted operating income	$1,133	$1,420	$(287)	(20.2)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

U.S. dialysis results of operations
Treatment Volume:

	Three months ended		Q3 2022 vs. Q2 2022
	September 30, 2022	June 30, 2022	Amount	Percent
Dialysis treatments	7,335,825	7,269,160	66,665	0.9%
Average treatments per day	92,859	93,194	(335)	(0.4)%
Treatment days	79.0	78.0	1.0	1.3%
Normalized non-acquired treatment growth(1)	(2.1)%	(1.9)%		(0.2)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.

	Nine months ended		YTD Q3 2022 vs. YTD Q3 2021
	September 30, 2022	September 30, 2021	Amount	Percent
Dialysis treatments	21,714,773	22,166,628	(451,855)	(2.0)%
Average treatments per day	92,798	94,729	(1,931)	(2.0)%
Treatment days	234.0	234.0	—	—%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
Our U.S. dialysis treatment volume is directly correlated with our operating revenues and expenses. The increase in our U.S. dialysis treatments for the third quarter of 2022 from the second quarter of 2022 was primarily driven by one additional treatment day, partially offset by fewer average treatments per day due to increased mortality and higher missed treatment rates.
The decrease in our U.S. dialysis treatments for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 was primarily driven by the impact of increased mortality over recent periods on our patient population, slightly offset by acquisition related growth. We believe the increased mortality is largely attributable to the impact of COVID-19 on our patient population.
Revenues:

	Three months ended		Q3 2022 vs. Q2 2022
	September 30, 2022	June 30, 2022	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,703	$2,663	$40	1.5%
Average patient service revenue per treatment	$367.67	$365.54	$2.13	0.6%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Nine months ended		YTD Q3 2022 vs. YTD Q3 2021
	September 30, 2022	September 30, 2021	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$7,942	$7,964	$(22)	(0.3)%
Average patient service revenue per treatment	$364.89	$358.42	$6.47	1.8%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
U.S. dialysis average patient service revenue per treatment for the third quarter of 2022 compared to the second quarter of 2022 increased, primarily due to normal revenue fluctuations in the third quarter, increased hospital inpatient dialysis revenues and continued migration to Medicare Advantage plans. Our U.S. dialysis average patient service revenue per treatment was negatively impacted by unfavorable changes in government rates due to the reinstatement of 2% Medicare sequestration as of July 1, 2022, as well as a decrease in commercial mix.

U.S. dialysis average patient service revenue per treatment for the nine months ended September 30, 2022 increased compared to the nine months ended September 30, 2021 primarily driven by an increase in commercial mix and rate, an increase in the Medicare base rate in 2022, and the continued shift to Medicare Advantage plans, partially offset by the reinstatement of 1% Medicare sequestration in each of the second and third quarters of 2022.
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
Operating expenses:

	Three months ended		Q3 2022 vs. Q2 2022
	September 30, 2022	June 30, 2022	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,877	$1,796	$81	4.5%
General and administrative(1)	297	241	56	23.2%
Depreciation and amortization	185	161	24	14.9%
Equity investment income	(7)	(7)	—	—%
Total operating expenses and charges	$2,352	$2,190	$162	7.4%
Patient care costs per treatment	$255.86	$247.14	$8.72	3.5%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.

(1)General and administrative expenses for the three months ended September 30, 2022 and June 30, 2022 include advocacy costs of approximately $28 million and $23 million, respectively, to counter union policy efforts, including a California statewide ballot initiative (CA Proposition 29) that is scheduled to be voted on in November.

	Nine months ended		YTD Q3 2022 vs. YTD Q3 2021
	September 30, 2022	September 30, 2021	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$5,469	$5,303	$166	3.1%
General and administrative(1)	755	684	71	10.4%
Depreciation and amortization	507	477	30	6.3%
Equity investment income	(21)	(23)	2	8.7%
Total operating expenses and charges	$6,711	$6,441	$270	4.2%
Patient care costs per treatment	$251.88	$239.24	$12.64	5.3%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.

(1)General and administrative expenses for the nine months ended September 30, 2022 includes advocacy costs of approximately $51 million to counter union policy efforts, including CA Proposition 29.
Charges impacting operating income - closure costs. During the third quarter of 2022, we incurred higher than normal charges for center capacity closures. These closures are the result of a strategic review of our outpatient clinic capacity requirements and utilization, which have been impacted both by declines in our patient census in some markets due to the COVID-19 pandemic, as well as by our initiatives toward, and advances in, increasing the proportion of our home dialysis patients.
Our third quarter charges for U.S. dialysis center closures were approximately $40 million, which increased our patient care costs by $7 million, our general and administrative expenses by $12 million and our depreciation and amortization expense by $21 million. These capacity closures costs included net losses on assets retired, lease costs, asset impairments and accelerated depreciation and amortization.
We will continue to optimize our U.S. dialysis center footprint through center mergers and/or closures and expect our center closure rates to remain at elevated levels over the next several quarters.

Patient care costs. U.S. dialysis patient care costs per treatment for the third quarter of 2022 increased from the second quarter of 2022 primarily due to increased compensation expenses from higher wage rates and training costs due to an increase in hiring. Other drivers of the increase include increases in health benefit expenses, medical supply costs, other direct operating expenses associated with our dialysis centers, costs related to travel, professional fees and center closure costs, as described above. These increases were partially offset by decreases in insurance expense and pharmaceutical costs.
U.S. dialysis patient care costs per treatment for the nine months ended September 30, 2022 increased from the nine months ended September 30, 2021 primarily due to increased compensation expenses including increased wage rates and contract wages. Other drivers of the increase include increases in other direct operating expenses associated with our dialysis centers, including increases in utilities expense partially due to lower expense in the first half of 2021 related to our virtual power purchase arrangements, as well as increases in insurance expenses, center closure costs, as described above, and costs related to travel. In addition, our fixed other direct operating expenses negatively impacted patient care costs per treatment due to decreased treatments in 2022. These increases were partially offset by decreased pharmaceutical costs, health benefit expenses, and professional fees.
General and administrative expenses. U.S. dialysis general and administrative expenses in the third quarter of 2022 increased from the second quarter of 2022 primarily due to gains recognized in the second quarter of 2022 on the sale of our self-developed properties, closure costs, as described above, and increased compensation expense including increased wage rates, and contract wages due to the deployment of IT projects. Other drivers of the change include increased professional fees and costs related to travel.
U.S. dialysis general and administrative expenses for the nine months ended September 30, 2022 increased from the nine months ended September 30, 2021 primarily due to increases in advocacy costs to counter union policy efforts, compensation expenses including increased wage rates, travel costs and center closure costs, as described above. This increase in U.S. dialysis general and administrative expenses was partially offset by gains on sale, as described above, decreases in professional fees and contributions to our charitable foundation.
Depreciation and amortization. U.S. dialysis depreciation and amortization expenses for the quarter ended September 30, 2022 increased compared to the quarter ended June 30, 2022 primarily due to accelerated depreciation related to expected center closures, as well as a full quarter of depreciation from the rollout of our new clinical system in May 2022.
U.S. dialysis depreciation and amortization expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 increased primarily due to increased depreciation and amortization for hardware associated with our new clinical system and other corporate technology projects, as well as accelerated depreciation for expected center closures and the development of new centers.
Equity investment income. U.S. dialysis equity investment income remained relatively flat for the third quarter of 2022 compared to the second quarter of 2022.
U.S. dialysis equity investment income decreased from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a decline in profitability at certain joint ventures.
Operating income and adjusted operating income:

	Three months ended		Q3 2022 vs. Q2 2022
	September 30, 2022	June 30, 2022	Amount	Percent
	(dollars in millions)
Operating income	$351	$473	$(122)	(25.8)%
Adjusted operating income(1)	$391	$479	$(88)	(18.4)%

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

	Nine months ended		YTD Q3 2022 vs. YTD Q3 2021
	September 30, 2022	September 30, 2021	Amount	Percent
	(dollars in millions)
Operating income	$1,231	$1,524	$(293)	(19.2)%
Adjusted operating income(1)	$1,281	$1,536	$(255)	(16.6)%

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.
U.S. dialysis operating income for the third quarter of 2022 compared to the second quarter of 2022 and for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, was negatively impacted by closure costs, as described above.
U.S. dialysis operating income and adjusted operating income for the third quarter of 2022 decreased from the second quarter of 2022 primarily due to increased compensation expenses, gains on sale of self developed properties recognized in the second quarter, and increases in professional fees, costs related to travel and other medical supply costs, each described above. Operating income was positively impacted by an increase in our average patient service revenue per treatment and increased dialysis treatments.
U.S. dialysis operating income and adjusted operating income for the nine months ended September 30, 2022 decreased from the nine months ended September 30, 2021 primarily due to a decrease in dialysis treatments and increases in compensation expenses, advocacy costs, other direct operating expenses associated with our dialysis centers, costs related to travel and depreciation expense related to IT projects, each described above, as well as insurance expense. Operating income was positively impacted by an increase in our average patient service revenue per treatment as described above, as well as decreases in pharmaceutical unit costs, gains on sale of our self-developed properties, as described above, and decreases in professional fees and medical supply costs.
Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of September 30, 2022, these consisted principally of our U.S. integrated kidney care (IKC) business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations.
These ancillary services generated revenues of approximately $268 million and $816 million in the third quarter of 2022 and nine months ended September 30, 2022, respectively, representing approximately 9% of our consolidated revenues in both periods.
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
We expect to add additional service offerings or product lines to our business and to pursue new business opportunities. While these opportunities could include, among other things, healthcare services not related to dialysis, we have focused our ongoing efforts on opportunities with strong strategic links to kidney care, dialysis or integrated dialysis kidney care.

As of September 30, 2022, our international dialysis operations provided dialysis and administrative services through a total of 352 outpatient dialysis centers located in 11 countries outside of the United States.
Ancillary services results of operations

	Three months ended		Q3 2022 vs. Q2 2022
	September 30, 2022	June 30, 2022	Amount	Percent
	(dollars in millions)
Revenues:
Integrated kidney care	$87	$103	$(16)	(15.5)%
Other U.S. ancillary	7	5	2	40.0%
International	175	175	—	—%
Total ancillary services revenues	$268	$283	$(15)	(5.3)%

Operating (loss) income:
Integrated kidney care	$(32)	$(21)	$(11)	(52.4)%
Other U.S. ancillary	(2)	(2)	—	—%
International(1)	18	15	3	20.0%
Total ancillary services operating loss	$(15)	$(9)	$(6)	(66.7)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income for the three months ended September 30, 2022 and June 30, 2022 includes foreign currency gains embedded in equity method income recognized from our APAC JV of approximately $2.3 million and $2.1 million, respectively.

	Nine months ended		YTD Q3 2022 vs. YTD Q3 2021
	September 30, 2022	September 30, 2021	Amount	Percent
	(dollars in millions)
Revenues:
Integrated kidney care	$276	$262	$14	5.3%
Other U.S. ancillary	17	16	1	6.3%
International	523	507	16	3.2%
Total ancillary services revenues	$816	$785	$31	3.9%

Operating (loss) income:
Integrated kidney care	$(90)	$(72)	$(18)	(25.0)%
Other U.S. ancillary	(8)	—	(8)	(100.0)%
International(1)	41	36	5	13.9%
Total ancillary services operating loss	$(57)	$(37)	$(20)	(54.1)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income for the nine months ended September 30, 2022 and September 30, 2021 includes foreign currency gains embedded in equity method income recognized from our APAC JV of approximately $4.7 million and $4.4 million, respectively.
Revenues:
IKC revenues for the third quarter of 2022 decreased compared to the second quarter of 2022 due to a net decrease in shared savings as well as a decrease in revenues from our special needs plans. Other U.S. ancillary revenues for the third quarter of 2022 compared to the second quarter of 2022 increased due to an increase in revenue from our clinical research programs. International revenues for the third quarter of 2022 remained flat from the second quarter of 2022.
IKC revenues for the nine months ended September 30, 2022 increased compared to the nine months ended September 30, 2021 due to an increase in shared savings, including savings from new programs. Other U.S. ancillary services revenues for the nine months ended September 30, 2022 increased compared to the nine months ended September 30, 2021 due to revenues from our newly acquired transplant software business, offset by decreased revenues in our clinical research programs. Our international revenues for the nine months ended September 30, 2022 increased from the nine months ended September 30, 2021 primarily due to acquisition-related growth.
Operating loss:
IKC operating loss for the third quarter of 2022 compared to the second quarter of 2022 increased due to the decrease in shared savings and decrease in revenues from our special needs plans. Other U.S. ancillary services operating loss for the third quarter of 2022 remained relatively flat compared to the second quarter of 2022, driven by the increase in revenue from our clinical research programs, partially offset by a benefit received from run-off of a legacy business in the second quarter. International operating income for the third quarter of 2022 increased from the second quarter of 2022 primarily due to the divestiture of one of our international businesses in the second quarter.
IKC operating loss for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 increased primarily due to continued investments in our integrated care support functions, partially offset by an increase in shared savings. Other U.S. ancillary services operating loss for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 increased primarily due to a benefit received from run-off of a legacy business in the prior year and decreased revenues in our clinical research programs. International operating income for the nine months ended September 30, 2022 increased compared to the nine months ended September 30, 2021 primarily driven by acquisition-related growth, partially offset by the impact of increased mortality over recent periods on our patient population.
Corporate administrative support

	Three months ended		Q3 2022 vs. Q2 2022
	September 30, 2022	June 30, 2022	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(24)	$(31)	$7	22.6%

	Nine months ended		YTD Q3 2022 vs. YTD Q3 2021
	September 30, 2022	September 30, 2021	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(91)	$(79)	$(12)	(15.2)%
Corporate administrative support expenses for the quarter ended September 30, 2022 compared to the quarter ended June 30, 2022 decreased primarily due to decreases in legal fees. Corporate administrative support expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 increased primarily due to an increase in legal fees.
Corporate-level charges

	Three months ended		Q3 2022 vs. Q2 2022
	September 30, 2022	June 30, 2022	Amount	Percent
	(dollars in millions)
Debt expense	$100	$83	$17	20.5%
Other (loss) income, net	$(5)	$(1)	$(4)	(400.0)%
Effective income tax rate	20.5%	18.4%		2.1%
Effective income tax rate attributable to DaVita Inc.(1)	28.7%	22.1%		6.6%
Net income attributable to noncontrolling interests	$59	$60	$(1)	(1.7)%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.

	Nine months ended		YTD Q3 2022 vs. YTD Q3 2021
	September 30, 2022	September 30, 2021	Amount	Percent
	(dollars in millions)
Debt expense	$256	$213	$43	20.2%
Other (loss) income, net	$(8)	$9	$(17)	(188.9)%
Effective income tax rate	20.0%	20.0%		—%
Effective income tax rate attributable to DaVita Inc.(1)	24.9%	23.3%		1.6%
Net income attributable to noncontrolling interests	$163	$171	$(8)	(4.7)%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.
Debt expense
Debt expense for the third quarter of 2022 compared to the second quarter of 2022 and the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 increased primarily due to an increase in our weighted average effective interest rate and weighted average outstanding credit facility balance, which included draws on our revolving line of credit in the first nine months of 2022.
Our overall weighted average effective interest rate for the three months ended September 30, 2022 was 4.28% compared to 3.68% for the three months ended June 30, 2022. See Note 6 to the condensed consolidated financial statements for further information on the components of our debt.
Other (loss) income, net
Other loss increased for the third quarter of 2022 from the second quarter of 2022, primarily driven by an increase in losses on investments. Other loss for the nine months ended September 30, 2022 compared to other income for the nine months ended September 30, 2021 was driven by losses on investments in 2022 compared to gains on investments in 2021, as well as losses on foreign currency transactions in 2022 compared to gains on foreign currency transactions in 2021, partially offset by an increase in interest income.
Effective income tax rate
The effective income tax rate and the effective tax rate attributable to DaVita Inc. increased for the third quarter of 2022 compared to the second quarter of 2022 primarily due to tax benefits in the second quarter from both stock-based compensation and a partial settlement reached with federal tax authorities for fiscal years 2014-2015.
The effective income tax rate for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was relatively flat. The effective tax rate attributable to DaVita Inc. for the nine months ended September 30, 2022 increased from the nine months ended September 30, 2021 primarily due to an increase in forecasted non-deductible advocacy spend in 2022 and a year over year decrease in the tax benefits from stock-based compensation.
Net income attributable to noncontrolling interests
The decrease in net income attributable to noncontrolling interests for the third quarter of 2022 from the second quarter of 2022 and for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 was due to reduced earnings at certain U.S. dialysis partnerships.
Accounts receivable
Our consolidated accounts receivable balances at September 30, 2022 and December 31, 2021 were $2.089 billion and $1.958 billion, respectively, representing approximately 66 and 62 days of revenue outstanding (DSO), respectively. Consolidated DSO increased primarily due to temporary billing holds and timing of collections. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes from the second quarter of 2022 to the third quarter of 2022 in the carrying amount of accounts receivable outstanding over one year old.

Liquidity and capital resources
The following table shows the summary of our major sources and uses of cash, cash equivalents and restricted cash:

	Nine months ended September 30,		YTD Q3 2022 vs. YTD Q3 2021
	2022	2021	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$655	$962	$(307)	(31.9)%
Non-cash items in net income	596	650	(54)	(8.3)%
Other working capital changes	32	(183)	215	(117.5)%
Other	(63)	(28)	(35)	125.0%
	$1,221	$1,401	$(180)	(12.8)%

Net cash used in investing activities:
Capital expenditures:
Routine maintenance/information technology/other	$(284)	$(289)	$5	(1.7)%
Development and relocations	(125)	(163)	38	(23.3)%
Acquisition expenditures	(44)	(45)	1	(2.2)%
Proceeds from sale of self-developed properties	107	43	64	148.8%
Other	(71)	6	(77)	(1,283.3)%
	$(417)	$(448)	$31	(6.9)%

Net cash used in financing activities:
Debt issuances, net	$149	$791	$(642)	(81.2)%
Distributions to noncontrolling interests	(189)	(177)	(12)	6.8%
Contributions from noncontrolling interests	11	28	(17)	(60.7)%
Stock award exercises and other share issuances	(42)	(60)	18	(30.0)%
Share repurchases	(802)	(882)	80	(9.1)%
Other	(17)	(9)	(8)	88.9%
	$(890)	$(309)	$(581)	188.0%

Total number of shares repurchased	8,095	7,750	345	4.5%

Free cash flow(1)	742	843	(101)	(12.0)%
Certain columns or rows may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of our free cash flow, see "Reconciliations of Non-GAAP measures" section below.
Consolidated cash flows
Consolidated cash flows from operating activities during the nine months ended September 30, 2022 decreased compared to the nine months ended September 30, 2021 primarily due to a decrease in operating results, timing of income tax payments partially offset by changes in total DSO, which increased approximately four days for the nine months ended September 30, 2022 compared to an increase of five days for the nine months ended September 30, 2021 as well as by changes in other working capital items.
Free cash flow during the nine months ended September 30, 2022 decreased from the nine months ended September 30, 2021 primarily due to a decrease in net cash provided by operating activities partially offset by an increase in proceeds on self-developed properties.
Significant sources of cash from financing activities included a net draw of $275 million on our revolving line of credit in the nine months ended September 30, 2022. Significant uses of cash during the period included net debt payments which consisted of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $66 million on Term Loan A and $21 million on Term Loan B-1, as well as additional required payments under other debt arrangements. In addition, during the nine months ended September 30, 2022 we used cash to repurchase 8,094,661 shares of our common stock.
By comparison, the same period in 2021 included the issuance of $1.0 billion in aggregate principal amount of senior notes as an add-on offering to our 4.625% senior notes due 2030 which were issued at an offering price of 101.750% of the principal amount in February 2021. Other net debt payments during the nine months ended September 30, 2021 primarily consisted of the repayment in full of $75 million of borrowings under our revolving line of credit, net payments of regularly scheduled mandatory principal amounts due under our senior secured credit facilities totaling approximately $66 million on Term Loan A and $21 million on Term Loan B-1 and additional required payments under other debt arrangements. In addition, we incurred bond issuance costs of approximately $9 million in cash. For the nine months ended September 30, 2021 we also used cash to repurchase 7,749,637 shares of our common stock.
Dialysis center footprint and growth
The table below shows the growth in our dialysis operations by number of dialysis centers owned or operated:

	U.S.				International
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Number of centers operated at beginning of period	2,810	2,828	2,815	2,816	349	331	339	321
Acquired centers	5	1	5	2	3	3	8	10
Developed centers	6	9	33	40	1	1	3	5
Net change in non-owned managed or administered centers(1)	(1)	(1)	(1)	(1)	2	(2)	5	—
Sold and closed centers(2)	(9)	(3)	(16)	(7)	(2)	—	(2)	(3)
Closed centers(3)	(35)	(12)	(60)	(28)	(1)	—	(1)	—
Number of centers operated at end of period	2,776	2,822	2,776	2,822	352	333	352	333

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
Stock repurchases
The following table summarizes our common stock repurchases during the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Open market repurchases:	(dollars in millions and shares in thousands, except for per share data)
Shares	2,122	2,731	8,095	7,750
Amount paid	$185	$336	$788	$899
Average paid per share	$87.10	$123.14	$97.33	$116.06
See further discussion of our stock repurchases in Note 8 to the condensed consolidated financial statements.
Available liquidity
As of September 30, 2022, we had $725 million available and $275 million drawn on our $1.0 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of September 30, 2022. We separately had approximately $108 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.

See Note 6 to the condensed consolidated financial statements for components of our long-term debt and their interest rates. We may from time to time seek to obtain funds or refinance existing debt through additional debt financings or other capital alternatives.
The COVID-19 pandemic, efforts to prevent its spread, and other government actions intended to support those efforts have dramatically impacted global economic activity and driven increased volatility in the financial markets. We are also impacted by general conditions in the global economy, such as challenges with respect to supply chains, inflation and wage pressure, as well as rising interest rates. We have maintained business process continuity during the COVID-19 pandemic, and as of the date of this report, we have not experienced material deterioration in our liquidity position as a result of the COVID-19 crisis or other developments in the general global economy. The ultimate impact of the pandemic and resultant global economic conditions will depend on future developments that remain highly uncertain and difficult to predict.
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
Reconciliations of non-GAAP measures
The following tables provide reconciliations of adjusted operating income (loss) to operating income (loss) as presented on a U.S. generally accepted accounting principles (GAAP) basis for our U.S. dialysis reportable segment as well as for our U.S. IKC business, our U.S. other ancillary services, our international business, and for our total ancillary services which combines them and is disclosed as our other segments category. These non-GAAP or “adjusted” measures are presented because management believes these measures are useful adjuncts to, but not alternatives for, our GAAP results. Note that the non-GAAP measures presented for prior periods below have been conformed to the non-GAAP measures presented for the current period.
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
In addition, our effective income tax rate on income attributable to DaVita Inc. excludes noncontrolling owners' income, which primarily relates to non-tax paying entities. We believe this adjusted effective income tax rate is useful to management, investors and analysts in evaluating our performance and establishing expectations for income taxes incurred on our ordinary results attributable to DaVita Inc.
Finally, our free cash flow represents net cash provided by operating activities less distributions to noncontrolling interests and all capital expenditures (including development capital expenditures, routine maintenance and information technology), plus contributions from noncontrolling interests and proceeds from the sale of self-developed properties. Management uses this measure to assess our ability to fund acquisitions and meet our debt service obligations and we believe this measure is equally useful to investors and analysts as an adjunct to cash flows from operating activities and other measures under GAAP.
It is important to bear in mind that these non-GAAP “adjusted” measures are not measures of financial performance under GAAP and should not be considered in isolation from, nor as substitutes for, their most comparable GAAP measures.

	Three months ended September 30, 2022
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income	$351	$(32)	$(2)	$18	$(15)	$(24)	$312
Center closure charges	40						40
Adjusted operating income	$391	$(32)	$(2)	$18	$(15)	$(24)	$351
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended June 30, 2022
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income	$473	$(21)	$(2)	$15	$(9)	$(31)	$433
Center closure charges	6						6
Adjusted operating income	$479	$(21)	$(2)	$15	$(9)	$(31)	$439
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Nine months ended September 30, 2022
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income	$1,231	$(90)	$(8)	$41	$(57)	$(91)	$1,083
Center closure charges	50						50
Adjusted operating income	$1,281	$(90)	$(8)	$41	$(57)	$(91)	$1,133
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Nine months ended September 30, 2021
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income	$1,524	$(72)	$—	$36	$(37)	$(79)	$1,408
Center closure charges	12						12
Adjusted operating income	$1,536	$(72)	$—	$36	$(37)	$(79)	$1,420
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended		Nine months ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
	(dollars in millions)		(dollars in millions)
Income before income taxes	$207	$349	$819	$1,204
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(59)	(60)	(163)	(172)
Income before income taxes attributable to DaVita Inc.	$148	$289	$655	$1,032
Income tax expense	$43	$64	$164	$241
Less: Income tax attributable to noncontrolling interests	—	—	(1)	(1)
Income tax expense attributable to DaVita Inc.	$42	$64	$163	$241
Effective income tax rate on income attributable to DaVita Inc.	28.7%	22.1%	24.9%	23.3%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Nine months ended
	September 30, 2022	September 30, 2021
	(dollars in millions)
Net cash provided by operating activities	$1,221	$1,401
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Distributions to noncontrolling interests	(189)	(177)
Contributions from noncontrolling interests	11	28
Expenditures for routine maintenance and information technology	(284)	(289)
Expenditures for development and relocations	(125)	(163)
Proceeds from sale of self-developed properties	107	43
Free cash flow	$742	$843
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
As of September 30, 2022, we have outstanding letters of credit in the aggregate amount of approximately $108 million under a bilateral secured letter of credit facility separate from our senior secured credit facilities.
In addition to the commitments listed above, in 2017 we entered into a sourcing and supply agreement with Amgen USA Inc. (Amgen) that expires on December 31, 2022, and has been amended and extended until December 31, 2023. Under the terms of this agreement, we will purchase EPOGEN (EPO) from Amgen in amounts necessary to meet no less than 90% of our requirements for erythropoiesis-stimulating agents (ESAs) through December 31, 2022. Under the terms of the amended agreement, beginning January 1, 2023, we will no longer purchase a percentage of our ESA requirements from Amgen, and instead will begin purchasing EPO from Amgen pursuant to the terms set forth in the amended agreement. As a result, in 2023 we will purchase a reduced share of our ESA requirements from Amgen. The actual amount of EPO that we will purchase will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that we serve.
As of September 30, 2022, we have outstanding purchase agreements with various suppliers to purchase set amounts of dialysis equipment, parts, and supplies. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier, as described further in Note 17 to the Company's consolidated financial statements included in the 2021 10-K.
In addition, we have approximately $56 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities. Income tax liabilities were reduced from $88 million as of December 31, 2021 to $56 million as of September 30, 2022, primarily due to a partial settlement reached with federal tax authorities for years 2014-2015.
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
The tables below provide information about our financial instruments that are sensitive to changes in interest rates as of September 30, 2022. For further information on the components of the Company's long-term debt and their interest rates, see Note 6 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q at Part I Item 1.

	Expected maturity date								Average interest rate	Fair value(1)
	2022	2023	2024	2025	2026	2027	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$10	$41	$33	$33	$44	$31	$4,416	$4,608	4.43%	$3,271
Variable rate	$48	$178	$1,670	$37	$2,584	$3	$1	$4,521	4.35%	$4,355

(1)Represents the fair value of the Company’s long-term debt excluding financing leases. See Note 6 to the condensed consolidated financial statements for further details.
The scheduled principal payments for all debt that bears a variable rate by its terms, including all of Term Loan B-1 and Term Loan A, have been included on the variable rate line of the schedule of expected maturities above. Additionally, the principal amounts of Term Loan B-1 and Term Loan A have been included in the calculation of the average variable interest rate presented.
However, principal amounts of $2,668 million for Term Loan B-1 and $832 million of Term Loan A (the capped debt) are subject to LIBOR caps of 2.00% through June 30, 2024. As of September 30, 2022, applicable LIBOR rates were above this 2.00%, making the interest rates on this capped debt “economically fixed", unless or until applicable LIBOR rates were to fall back below 2.00% during the remaining term of the caps. As a result, as of September 30, 2022, total fixed and economically fixed debt was $8,108 million, with an average interest rate of 4.28%, while total variable rate debt not subject to caps was $1,021 million with an average rate of 5.24%.
See Note 6 for further details on the Company’s interest rate cap agreements.

	Notional amount	Contract maturity date								Fair value
		2022	2023	2024	2025	2026	2027	Thereafter	Receive variable
	(dollars in millions)
2019 cap agreements	$3,500	$—	$—	$3,500	$—	$—	$—	$—	LIBOR above 2%	$139.7
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
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements as of September 30, 2022. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as required by the Exchange Act as of such date for our Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K (2021 10-K) for the year ended December 31, 2021 filed with Securities and Exchange Commission. You should carefully consider the risks included in our 2021 10-K, together with all the other information in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 and this Quarterly Report on Form 10-Q, including the forward-looking statements in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during the third quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
July 1-31, 2022	901	$82.94	901	$1,706,120
August 1-31, 2022	336	89.36	336	$1,676,111
September 1-30, 2022	885	90.48	885	$1,596,085
	2,122	$87.10	2,122
The Company is authorized to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of October 27, 2022, we had a total of $1.596 billion available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Items 3, 4 and 5 are not applicable

Item 6.    Exhibits

Exhibit
Number

3.1	Amended and Restated Bylaws of DaVita Inc., adopted on October 14, 2022. (1)

10.1	Amendment No. 1 to Agreement No. 00135085 between Amgen USA Inc. and DaVita Inc. effective as of January 1, 2023. ✓*

31.1	Certification of the Chief Executive Officer, dated October 28, 2022, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated October 28, 2022, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated October 28, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated October 28, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Filed or furnished herewith.
*	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

(1)	Filed on October 18, 2022 as an exhibit to the Company's Current Report on Form 8-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JOHN D. WINSTEL
John D. Winstel
Chief Accounting Officer*
Date: October 28, 2022

*	Mr. Winstel has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.