Form 10-K
period 2022-12-31
DAVITA INC.
filed 2023-02-22
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its final report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
As of June 30, 2022, the aggregate market value of the registrant's common stock outstanding held by non-affiliates based upon the closing price on the New York Stock Exchange was approximately $7.4 billion.
As of January 31, 2023, the number of shares of the registrant’s common stock outstanding was approximately 90.4 million shares.
Documents incorporated by reference
Portions of the registrant’s proxy statement for its 2023 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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
Overview of DaVita Inc.
DaVita is a leading healthcare provider focused on transforming care delivery to improve quality of life for patients globally. We are one of the largest providers of kidney care services in the U.S. and have been a leader in clinical quality and innovation for more than 20 years. We care for our patients at every stage and setting along their kidney health journey–including earlier diagnosis and prevention, supporting the transplant process, helping with end of life and ensuring they are supported at home, in our dialysis centers and in the hospital and/or skilled nursing facilities. We are committed to bold, patient-centric care models, implementing the latest technologies and advancing integrated care offerings. We have established a value-based culture with a philosophy of caring that is focused on both our patients and teammates. This culture and philosophy fuel our continuous drive toward achieving our mission "to be the provider, partner and employer of choice."
There are five stages of chronic kidney disease (CKD). These stages are generally based on how well the kidneys work to filter waste and extra fluid out of the blood–with higher stages of CKD corresponding to progressing levels of kidney disease. Stage 1 CKD is the closest to healthy kidney function. Stage 5 classification indicates that a patient has severe kidney damage.
A patient diagnosed with Stage 5 CKD has kidneys that have lost nearly all functionality or have failed. If the patient's kidneys fail, they are then diagnosed with end stage renal disease (ESRD), also known as end stage kidney disease (ESKD). Because loss of kidney function is normally irreversible, ESKD patients require continued dialysis treatments or a kidney transplant to sustain life. Dialysis is the removal of toxins, fluids and salt from the blood of patients by artificial means. Patients suffering from ESKD generally require regular life-sustaining dialysis therapy for the rest of their lives or until they receive a kidney transplant.
The treatment goal for CKD patients prior to Stage 5 is to manage and slow the progression of the disease to preserve kidney functionality. Because kidney failure is typically caused by Type I and Type II diabetes, hypertension, polycystic kidney disease, long-term autoimmune attack on the kidneys and prolonged urinary tract obstruction, slowing the progression generally involves working with nephrologists or dieticians to help control blood pressure, monitor blood glucose and maintain healthy diet and exercise routines, among other things.
Our businesses
We are one of the two largest dialysis providers in the United States. Our U.S. dialysis and related lab services (U.S. dialysis) business treats patients with chronic kidney failure, ESKD, in the United States, and is our largest line of business. Our robust platform to deliver kidney care services also includes established nephrology and payor relationships.
In addition, as of December 31, 2022, our international operations provided dialysis and administrative services to a total of 350 outpatient dialysis centers located in 11 countries outside of the U.S., serving approximately 45,600 patients.
Finally, our U.S. integrated kidney care (IKC) business provided integrated care and disease management services to 42,000 patients in risk-based integrated care arrangements and to an additional 15,000 patients in other integrated care arrangements across the United States as of December 31, 2022. A majority of the patients served by our integrated care business are also our dialysis patients.
We also maintain a few other ancillary services and investments outside of our U.S. dialysis, U.S. IKC, or international operations, which we refer to as our U.S. other ancillary services.
We refer to our U.S. integrated kidney care business, U.S. other ancillary services and international operations as, collectively, our "ancillary services." We also have a separate corporate administrative support function that supports our U.S. dialysis business and these ancillary services. Each of our businesses are described in greater detail in the sections that follow.

Our care model
Our patient-centric care model leverages our platform of kidney care services to maximize patient choice in both models and modalities of care. We believe that the flexibility we offer coupled with a focus on comprehensive kidney care supports our commitments to help improve equitable clinical outcomes and quality of life for our patients. According to the most recently published data, for eight consecutive years, we have continued as an industry leader in the Centers for Medicare & Medicaid Services’ (CMS) Quality Incentive Program (QIP), which promotes high quality services in outpatient dialysis facilities treating patients with ESKD. In addition, according to the most recently published data, for seven consecutive years, we have also continued as an industry leader under CMS’ Five-Star Quality Rating system, which rates eligible dialysis centers based on the quality of outcomes to help patients, their families, and caregivers make more informed decisions about where patients receive care. We are also among the early leaders in the ESRD Treatment Choices (ETC) Model, which was launched by the CMS Center for Medicare and Medicaid Innovation (CMMI) in January 2021 with the stated intent to "encourage greater use of home dialysis and kidney transplants for Medicare beneficiaries with ESKD, while reducing Medicare expenditures and preserving or enhancing the quality of care furnished to beneficiaries with ESKD."
Value-based arrangements are proliferating in the kidney health space. These arrangements are allowing for a much larger degree of collaboration between nephrologists, providers, and transplant programs, resulting in a more complete understanding of each patient’s clinical needs, which we believe leads to better care coordination and earlier intervention. Our IKC business is an active participant in CMMI’s Comprehensive Kidney Care Contracting (CKCC) model that seeks to manage the care of late stage CKD and ESKD patients to delay the progression of kidney disease, promote home dialysis, and incentivize transplants.
Our quality clinical outcomes are driven by our experienced and knowledgeable caregivers. We employ registered nurses, licensed practical or vocational nurses, patient care technicians, social workers, registered dietitians, biomedical technicians and other administrative and support teammates who strive to achieve superior clinical outcomes at our dialysis facilities. In addition to our teammates at our dialysis facilities, as of December 31, 2022, our domestic Chief Medical Officer leads a team of 23 nephrologists in our physician leadership team as part of our domestic Office of the Chief Medical Officer (OCMO). Our international Chief Medical Officer leads a team of nine nephrologists in our physician leadership team as part of our international OCMO as of December 31, 2022. Our OCMO teammates represent a variety of academic, clinical practice, and clinical research backgrounds. We also have a Physician Council that serves as an advisory body to senior management, which was composed of 10 physicians with extensive experience in clinical practice and five Group Medical Directors as of December 31, 2022.
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
COVID-19 and its impact on our business
As a caregiving organization, we are impacted by continued and compounding effects of the coronavirus (COVID-19) pandemic. We continue to closely monitor the impact on our business of the pandemic and the resulting economic and political environment, including the various impacts on our patients, teammates, physician partners, suppliers, vendors and business partners.
Our top priorities continue to be the health, safety and well-being of our patients, teammates and physician partners and helping to ensure that our patients have the ability to maintain continuity of care throughout the pandemic, whether in the hospital, outpatient or home setting. To that end, we have dedicated and continue to dedicate substantial resources in response to COVID-19, including the implementation of additional protocols and initiatives to help safely maintain continuity of care for our patients and help protect our caregivers and provide access to vaccinations. These protocols and initiatives include, among other things, policies to implement dedicated care shifts for patients with confirmed or suspected COVID-19 and other enhanced clinical practices. These efforts are part of our wider Prepare, Prevent, Respond and Recover protocol that includes operational initiatives such as the redistribution of teammates, machines and supplies across the country as needed, increased investment in and utilization of telehealth capabilities, and administration of COVID-19 vaccines. These initiatives have increased our expenses and operational complexity, and also may involve increased execution and compliance risks.
We believe the ultimate impact of this pandemic on the Company will depend on future developments that are highly uncertain and difficult to predict. For additional discussion of the COVID-19 pandemic and our response, including its impact on us and related risks and uncertainties, please see the discussion below under the heading "—Human Capital Management," the risk factor in Item 1A. Risk Factors under the heading "Macroeconomic conditions and global events...,"and the discussion under the heading "COVID-19, General Economic and Marketplace Conditions, and Legal and Regulatory Developments" in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
U.S. dialysis business
Our U.S. dialysis business is a leading provider of kidney dialysis services for patients suffering from ESKD. As of December 31, 2022, we provided dialysis and administrative services in the U.S. through a network of 2,724 outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 199,400 patients. We also have contracts to provide hospital inpatient dialysis services in approximately 820 hospitals and related laboratory services throughout the U.S.
According to the United States Renal Data System (USRDS), there were over 562,000 ESKD dialysis patients in the U.S. in 2020. Based on the most recent 2022 annual data report from the USRDS, the underlying ESKD dialysis patient population grew at an approximate compound rate of 3.0% from 2010 to 2020 and 2.1% from 2015 to 2020 as compared to a decline in growth of (1.2)% from 2019 to 2020, which suggests that the rate of growth of the ESKD patient population is declining relative to long term trends. As the USRDS only presents data through December 31, 2020, it does not yet reflect the continued and compounding impact of COVID-19 on this patient base. A number of factors may impact ESKD growth rates, including, among others, mortality rates for dialysis patients or CKD patients, the aging of the U.S. population, transplant rates, incidence rates for diseases that cause kidney failure such as diabetes and hypertension and growth rates of minority populations with higher than average incidence rates of ESKD. Certain of these factors, in particular mortality rates for dialysis or CKD patients, have been impacted by the COVID-19 pandemic.
Treatment options for ESKD
Treatment options for ESKD are dialysis and kidney transplantation.
Dialysis options
•Hemodialysis
Hemodialysis, the most common form of ESKD treatment, is usually performed at a freestanding outpatient dialysis center, at a hospital-based outpatient center, in a skilled nursing facility or at the patient’s home. The hemodialysis machine uses an artificial kidney, called a dialyzer, to remove toxins, fluids and salt from the patient’s blood. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed fluid is circulated through the other chamber. The toxins, salt and excess fluids from the blood cross the membrane into the fluid, allowing cleansed blood to return back into the patient’s body. Each hemodialysis treatment that occurs in the outpatient dialysis centers typically lasts approximately three and one-half hours and is usually performed three times per week.
Hospital inpatient hemodialysis services are required for patients with acute kidney failure primarily resulting from trauma, patients in early stages of ESKD and ESKD patients who require hospitalization for other reasons. Hospital inpatient hemodialysis is generally performed at the patient’s bedside or in a dedicated treatment room in the hospital, as needed.
Some ESKD patients may perform hemodialysis with the help of a care partner in their home or residence through the use of a hemodialysis machine designed specifically for home therapy that is portable, smaller and easier to use. Patients receive training, support and monitoring from registered nurses, usually in our outpatient dialysis centers, in connection with their home hemodialysis treatment. Home hemodialysis is typically performed with greater frequency than dialysis treatments performed in outpatient dialysis centers and on varying schedules.
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
Kidney transplantation
Although kidney transplantation, when successful, is considered the most desirable form of therapeutic intervention, the shortage of suitable donors, side effects of immunosuppressive pharmaceuticals given to transplant recipients and dangers associated with transplant surgery for some patient populations have generally limited the use of this treatment option. An executive order signed in July 2019 (the 2019 Executive Order) directed HHS to develop policies addressing, among other things, the goal of making more kidneys available for transplant. As directed by the 2019 Executive Order, the CMS, through its Center for Medicare and Medicaid Innovation (CMMI), subsequently released the framework for certain proposed voluntary payment models that would adjust payment incentives to encourage kidney transplants. For more information regarding the 2019 Executive Order and these payment models, please see the discussion below under the heading "—Integrated Kidney Care and Medicare and Medicaid program reforms."
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
Our total patient turnover at centers we consolidate, which is based upon all causes, averaged approximately 27% in both 2022 and 2021. The overall number of patients to whom we provided services in the U.S. in 2022 decreased by approximately 1.8% from 2021, primarily due to an increase in mortality rates, which have been impacted by the COVID-19 pandemic. This was partially offset by new dialysis patients who started treating at our centers acquired during the year.
Hospital inpatient hemodialysis services
As of December 31, 2022, we have contracts to provide hospital inpatient hemodialysis services, excluding physician services, to patients in approximately 820 hospitals throughout the U.S. We render these services based on a contracted per-treatment fee that is individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital, as needed.
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
According to the most recent 2022 annual data report from the USRDS, in 2020 approximately 14% of ESKD dialysis patients in the U.S. perform home-based dialysis.

Treatments and revenues by modality:
The following graph summarizes our U.S. dialysis treatments by modality and U.S. dialysis patient services revenues by modality for the year ended December 31, 2022.
Other
ESKD laboratory services
We operate a separately licensed and highly automated clinical laboratory which specializes in ESKD patient testing. This specialized laboratory provides routine laboratory tests for dialysis and other physician-prescribed laboratory tests for ESKD patients. Our laboratory provides these tests predominantly for our ESKD patients throughout the U.S. These tests are performed for a variety of reasons, including to monitor a patient’s ESKD condition, including the adequacy of dialysis, as well as other medical conditions of the patient. Our laboratory utilizes information systems which provide information to certain members of the dialysis centers’ staff and medical directors regarding critical outcome indicators.
Management services
We currently operate or provide management and administrative services pursuant to management and administrative services agreements to 56 outpatient dialysis centers located in the U.S. in which we either own a noncontrolling interest or which are wholly-owned by third parties. Management fees are established by contract and are recognized as earned typically based on a percentage of revenues or cash collections generated by the outpatient dialysis centers.
Sources of revenue—concentrations and risks
Our U.S. dialysis revenues represent approximately 91% of our consolidated revenues for the year ended December 31, 2022. Our U.S. dialysis revenues are derived primarily from our core business of providing dialysis services and related laboratory services and, to a lesser extent, the administration of pharmaceuticals and management fees generated from providing management and administrative services to certain outpatient dialysis centers, as discussed above.
The sources of our U.S. dialysis revenues are principally from government-based programs, including Medicare and Medicare Advantage plans, Medicaid and managed Medicaid plans, other government-based programs including our agreement with the Veterans Administration, and commercial insurance plans. The following table summarizes our U.S. dialysis revenues by payor source for U.S. dialysis patient services revenues the year ended December 31, 2022:

Medicare and Medicare Advantage plans	57%
Medicaid and managed Medicaid plans	7%
Other government-based programs	3%
Total government-based programs	67%
Commercial (including hospital dialysis services)	33%
Total U.S. dialysis patient service revenues	100%

Medicare revenue
Medicare fee for service
Since 1972, the federal government has provided healthcare coverage for qualified ESRD patients under the Medicare ESRD program regardless of age or financial circumstances. ESRD is the first and only disease state eligible for Medicare coverage both for dialysis and dialysis-related services and for all benefits available under the Medicare program.
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
Although Medicare reimbursement limits the allowable charge per treatment, it provides industry participants with a relatively predictable and recurring revenue stream for dialysis services provided to patients without commercial insurance. For the year ended December 31, 2022, approximately 90% of our total dialysis patients were covered under some form of government-based program, with approximately 75% of our dialysis patients covered under Medicare and Medicare Advantage plans.
Under this ESRD Prospective Payment System (PPS), the bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility’s performance in specified quality measures set annually by CMS through its QIP. CMS established QIP through the Medicare Improvements for Patients and Providers Act of 2008 to promote high quality services in outpatient dialysis facilities treating patients with ESRD. QIP associates a portion of Medicare reimbursement directly with a facility’s performance on quality of care measures. Reductions in Medicare reimbursement result when a facility’s overall score on applicable measures does not meet established standards. For scoring and payment adjustment purposes in the performance year 2022 ESRD QIP, CMS determined that circumstances caused by COVID-19 have significantly affected the validity and reliability of the measures and resulting performance scores. The policies finalized in this rule are intended to ensure that these programs do not penalize facilities based on circumstances caused by COVID-19 that the measures were not designed to accommodate. In this final rule, the CMS finalized its proposal to suppress the use of certain measures impacted by COVID-19. Under these finalized policies, no facility will receive a payment reduction for 2022.
Uncertainty about future payment rates remains a material risk to our business, as well as the potential implementation of or changes in coverage determinations or other rules or regulations by CMS or Medicare Administrative Contractors that may impact reimbursement. An important provision in the Medicare ESRD statute is an annual adjustment, or market basket update, to the ESRD PPS base rate. Absent action by Congress, the ESRD PPS base rate is automatically updated annually by a formulaic inflation adjustment, but it does not always cover the actual inflationary increase.
On September 18, 2020, pursuant to the 2019 Executive Order, CMS, through CMMI, published the final ESRD Treatment Choices mandatory payment model (ETC). The ETC launched on January 1, 2021, administered through CMMI in approximately 20% of our dialysis clinics across the country.
On October 31, 2022, CMS issued a final rule to update the ESRD PPS payment rate and policies. Among other things, the rule updates payment rates under the ESRD PPS for renal dialysis services furnished to beneficiaries on or after January 1, 2023, finalizes updates to the Acute Kidney Injury (AKI) dialysis payment rate for dialysis services furnished by ESRD facilities for calendar year 2023 and updates requirements for the ESRD Quality Incentive Program. CMS estimates the final rule will affect ESRD facilities' average reimbursement by a productivity-adjusted market basket increase of 3.0% in 2023.
As a result of the Budget Control Act of 2011 (BCA) and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect in 2013 reducing Medicare payments by 2%, which was subsequently extended through fiscal year 2027. Federal COVID-19 relief legislation suspended the 2% Medicare sequestration from May 1, 2020 through December 31, 2021. The Protecting Medicare and American Farmers from Sequester Cuts Act, signed into law on December 10, 2021, extended the suspension of the 2% Medicare sequestration from December 31, 2021 through March 31, 2022, with 1% Medicare sequestration beginning April 1, 2022 through June 30, 2022 and 2% Medicare sequestration beginning July 1, 2022 and thereafter. While in effect, the suspension of sequestration significantly increased our revenues.
ESRD patients receiving dialysis services become eligible for primary Medicare coverage at various times, depending on their age or disability status, as well as whether they are covered by a commercial insurance plan. Generally, for a patient not covered by a commercial insurance plan, Medicare can become the primary payor for ESRD patients receiving dialysis services either immediately or after a three-month waiting period. For a patient covered by a commercial insurance plan, Medicare generally becomes the primary payor after 33 months, which includes the three-month waiting period, or earlier if the patient’s commercial insurance plan coverage terminates or if the patient chooses Medicare over the commercial plan. When Medicare becomes the primary payor, the payment rates we receive for that patient shift from the commercial insurance plan rates to Medicare payment rates, which are on average significantly lower than commercial insurance rates.
Medicare pays 80% of the amount set by the Medicare system for each covered dialysis treatment. The patient is responsible for the remaining 20%. In many cases, a secondary payor, such as Medicare supplemental insurance, a state Medicaid program or a commercial health plan, covers all or part of these balances. Some patients who do not qualify for Medicaid, but otherwise cannot afford secondary insurance in the form of a Medicare Supplement Plan, can apply for premium payment assistance from charitable organizations to obtain secondary coverage. If a patient does not have secondary insurance coverage, we are generally unsuccessful in our efforts to collect from the patient the remaining 20% portion of the ESRD composite rate that Medicare does not pay. However, we are able to recover some portion of this unpaid patient balance from Medicare through an established cost reporting process by identifying these Medicare bad debts on each center’s Medicare cost report.
Medicare Advantage revenue
Medicare Advantage (MA, managed Medicare or Medicare Part C) plans are offered by private health insurers who contract with CMS to provide their members with Medicare Part A, Part B and/or Part D benefits. These MA plans include health maintenance organizations, preferred provider organizations, private fee-for-service (FFS) organizations, special needs plans (SNPs) or Medicare medical savings account plans. The 21st Century Cures Act (the Cures Act) included a provision that, effective January 1, 2021, has allowed Medicare-eligible beneficiaries with ESRD to choose coverage under an MA plan. Prior to the Cures Act, MA plans were only available to ESRD patients if the patient was remaining on an MA plan that they had enrolled in prior to being diagnosed with ESRD, or in certain other limited situations such as a SNP. As a result, this provision under the Cures Act has broadened access for Medicare ESRD patients to certain enhanced benefits offered by MA plans. MA plans usually provide reimbursement to us at a negotiated rate that is generally higher than Medicare FFS rates. In February 2023, CMS released the CY 2024 MA Advance Notice (the Notice). Among other changes, the Notice contains information about potential future MA rate increases and updates certain policies associated with risk adjustments. We are continuing to assess the impact of the Notice and related MA regulations on our business.
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
Commercial revenue
As discussed above, if a patient has commercial insurance, then that commercial insurance plan is generally responsible for payment of dialysis services for up to the first 33 months before that patient becomes eligible to elect to have Medicare as their primary payor for dialysis services. Although commercial payment rates vary, average commercial payment rates established under commercial contracts are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profits and all of our non-hospital dialysis profits come from commercial payors. Payment methods from commercial payors can include a single lump-sum per treatment, referred to as bundled rates, or in other cases separate payments for dialysis treatments and pharmaceuticals, if used as part of the treatment, referred to as FFS rates. Commercial payment rates are the result of negotiations between us and commercial payors or third party administrators. Our commercial contracts sometimes contain annual price escalator provisions. We are comprehensively contracted, and the vast majority of patients insured through commercial health plans are covered by one of our commercial contracts, though we also receive payments from a limited set of commercial patients that are covered by a health plan that considers us out-of-network. While our out-of-network payment rates are on average higher than in-network commercial contract payment rates, we have made efforts to be contracted with the majority of commercial payors offering health plans.
Approximately 26% of our U.S. dialysis patient services revenues and approximately 10% of our U.S. dialysis patients are associated with non-hospital commercial payors for the year ended December 31, 2022. Non-hospital commercial patients as a percentage of our total U.S. dialysis patients for 2022 were relatively flat compared to 2021. Less than 1% of our U.S. dialysis revenues are due directly from patients. No single commercial payor accounted for more than 10% of total U.S. dialysis revenues for the year ended December 31, 2022. See Note 2 to the consolidated financial statements included in this report for disclosure on our concentration related to our commercial payors on a total consolidated revenue basis.
Both the number of our patients under commercial plans and the rates under these commercial plans are subject to change based on a number of factors. For additional detail on these factors and other risks associated with on our commercial revenue, see the risk factors in Item 1A. Risk Factors under the headings "Our business is subject to a complex set of governmental laws, regulations and other requirements...;" "Changes in federal and state healthcare legislation or regulations...;" "If the number or percentage of patients with higher-paying commercial insurance declines...;" and "Macroeconomic conditions and global events..."
Revenue from other pharmaceuticals
For the year ended December 31, 2020, the oral and intravenous forms of calcimimetics, a drug class taken by many patients with ESRD to treat mineral bone disorder, were separately reimbursed through the transitional drug add-on payment adjustment (TDAPA) model based on a pass-through rate of the average sales price plus 0%, before sequestration. Effective January 1, 2021, both oral and intravenous forms of calcimimetics were added to the ESRD PPS bundled payment and as a result our operating income from calcimimetics since then has been more stable as compared to the year ended December 31, 2020.
Physician relationships
Joint venture partners
We own and operate certain of our dialysis centers through entities that are structured as joint ventures. We generally hold controlling interests in these joint ventures, with nephrologists, hospitals, management services organizations, and/or other healthcare providers holding minority equity interests. These joint ventures are typically formed as limited liability companies. For the year ended December 31, 2022, revenues from joint ventures in which we have a controlling interest represented approximately 28% of our U.S. dialysis revenues. We expect to continue to enter into new U.S. dialysis-related joint ventures in the ordinary course of business.
Community physicians
An ESKD patient generally seeks treatment or support for their home treatment at an outpatient dialysis center near their home where their treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to provide quality dialysis services and to meet the needs of their patients are key factors in the success of our dialysis operations. Over 4,900 nephrologists currently refer patients to our outpatient dialysis centers.
Medical directors
Participation in the Medicare ESRD program requires that dialysis services at an outpatient dialysis center be under the general supervision of a medical director. Per these requirements, this individual is usually a board certified nephrologist. We engage physicians or groups of physicians to serve as medical directors for each of our outpatient dialysis centers. At some outpatient dialysis centers, we also separately contract with one or more other physicians or groups to serve as assistant or associate medical directors over other modalities such as home dialysis. We have over 900 individual physicians and physician groups under contract to provide medical director services.
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
Our medical director contracts and joint venture operating agreements generally include covenants not to compete or own interests in dialysis centers operated by other providers within a defined geographic area for various time periods, as applicable. These non-compete agreements do not restrict or limit the physicians from practicing medicine or prohibit the physicians from referring patients to any outpatient dialysis center, including dialysis centers operated by other providers. In January 2023, the Federal Trade Commission proposed a new rule that would generally prohibit employers from using noncompete clauses in contracts with workers that extend beyond the termination of the employment or independent contractor relationship. The proposed rule remains open for comment and a final rule has not been issued. We are monitoring these developments for any potential impact on us, including on our agreements with teammates, our arrangements with medical directors, joint venture operating agreements, or the terms of any of our existing agreements with physicians should the new rules ultimately be finalized and implemented in this area.

Location of our U.S. dialysis centers
We operated 2,724 outpatient dialysis centers in the U.S. as of December 31, 2022 and 2,668 of these centers are consolidated in our financial statements. Of the remaining 56 nonconsolidated U.S. outpatient dialysis centers, we own noncontrolling interests in 54 centers and provide management and administrative services to two centers that are wholly-owned by third parties. The locations of the 2,668 U.S. outpatient dialysis centers consolidated in our financial statements at December 31, 2022, were as follows:

47
1
1
44
4
29
10
4
51
86
91
3
13
29
Rhode Island 1
27
15
30
17
38
331
129
85
118
58
129
76
District of Columbia 12
54
33
10
42
89
98
54
39
19
5
34
36
10
56
135
248
31
196

Ancillary services, including our international operations
Our ancillary services relate primarily to our core business of providing kidney care services. As of December 31, 2022, these consisted primarily of our U.S. integrated kidney care (IKC) business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations.
We have made and continue to make investments in building our integrated care capabilities, including the operation of certain strategic business initiatives that are intended to integrate and coordinate care among healthcare participants across the renal care continuum from CKD to ESKD to kidney transplant. Through improved technology and data sharing, as well as an increasing focus on value-based contracting and care, these initiatives seek to bring together physicians, nurses, dieticians, pharmacists, hospitals, dialysis clinics, transplant centers, payors and other specialists with a view towards improving clinical outcomes for our patients and reducing the overall cost of comprehensive kidney care. Certain of our ancillary services are described below.
U.S. Integrated Kidney Care
•Integrated Kidney Care. VillageHealth DM, LLC, also doing business as DaVita Integrated Kidney Care (DaVita IKC), provides advanced integrated care management services to health plans and government programs for members/beneficiaries diagnosed with ESKD and CKD. Through a combination of health monitoring, clinical coordination, innovative interventions, predictive analytics, medical claims analysis and information technology, we endeavor to assist our health plan and government program customers and patients in obtaining superior renal healthcare and improved clinical outcomes, as well as helping to reduce overall medical costs. Integrated kidney care management revenues from commercial and Medicare Advantage insurers can be based upon either an established contract fee recognized as earned for services provided over the contract period, or related to the operation of risk-based and value-based programs, including shared savings, pay-for-performance, and capitation contracts. DaVita IKC also contracts with payors to support Medicare Advantage ESKD special needs plans to provide ESKD patients full service healthcare. DaVita IKC supported our ESKD seamless care organizations (ESCO) joint venture programs until their completion in 2021, and DaVita IKC has commenced participation in both the involuntary and certain voluntary payment models administered by CMMI. As further described below under the heading "—Government regulation—CMMI Payment Models", the Company has invested resources, and expects to continue to invest substantial resources in these models as part of the Company's overall plan to grow its integrated kidney care business and value-based care initiatives. See Note 1, Other revenue, in the Company's consolidated financial statements for more information on how the Company accounts for its integrated care arrangements.
The Company is also developing, and has entered into, various forms of technology-based, administrative, financial and other collaboration and incentive arrangements with physician partners and other providers in support of our innovation, developing and expanding integrated kidney care programs and arrangements.
•Physician services. Nephrology Practice Solutions (NPS) is an independent business that partners with physicians committed to providing outstanding clinical and integrated care to patients. NPS provides nephrologist recruitment and staffing services in select markets that are billed on a per-search basis. NPS also offers physician practice management services to nephrologists under administrative and management services agreements. These administrative and management services include physician practice management, billing and collections, credentialing, coding and other support services that enable physician practices to increase efficiency and manage their administrative needs. Fees generated from these services are recognized as earned typically based upon flat fees or cash collections generated by the physician practice.
U.S. Other Ancillary services
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
•Transplant software business. DaVita's transplant software business, MedSleuth, works with transplant centers across the U.S. to provide greater connectivity among transplant candidates, transplant centers, physicians and care teams to help improve the experience and outcomes for kidney and liver transplant patients.
•Venture Group. DaVita Venture Group (DVG) focuses on innovative products, solutions and businesses that improve care for patients with kidney disease and related conditions. DVG identifies companies and products for acquisitions, strategic partnerships, and venture investment opportunities. DVG’s focus includes innovation in digital health, pharmaceuticals, medical devices, and care delivery models.
For additional discussion of our ancillary services, see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
International dialysis operations
We operated 350 outpatient dialysis centers located in 11 countries outside of the U.S. serving approximately 45,600 patients as of December 31, 2022. Of these 350 dialysis centers, 299 are consolidated in our financial statements and we own a noncontrolling interest in the remaining centers. Our international dialysis operations have continued to grow steadily and expand as a result of acquiring and developing outpatient dialysis centers in various strategic markets. Our international operations are included in our ancillary services.

As of December 31, 2022, the international outpatient dialysis centers we operate were located as follows:

Brazil	93
Poland	63
Germany	52
Malaysia(1)	40
Colombia	31
United Kingdom	25
Saudi Arabia	25
Portugal	10
Japan(1)	5
Singapore(1)	4
China(1)	2
350

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
If any of our personnel, representatives, third party vendors or operations are alleged to have violated these or other laws, regulations or requirements, we could experience material harm to our reputation and stock price, and it could impact our relationships and/or contracts related to our business, among other things. If any of our personnel, representatives, third party vendors or operations are found to violate these or other laws, regulations or requirements, we could suffer additional severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows. The consequences could include, among others:
•Loss of required certifications, suspension or exclusion from or termination of our participation in federal or state government programs (including, without limitation, Medicare, Medicaid and CMMI demonstration programs);
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
We expect that our industry will continue to be subject to extensive and complex regulation, the scope and effect of which are difficult to predict. We are currently subject to various legal proceedings, such as lawsuits, investigations, audits and inquiries by various government and regulatory agencies, as further described in Note 16 to the consolidated financial statements, and our operations and activities could be reviewed or challenged by regulatory authorities at any time in the future. In addition, each of the laws, regulations and other requirements, including interpretations thereof, that govern our business may continue to change over time, and there is no assurance that we will be able to accurately predict the nature, timing or extent of such changes or the impact of such changes on the markets in which we conduct business or on the other participants that operate in those markets. For additional detail on risks related to each of the foregoing, see the discussion in Item 1A. Risk Factors under the headings, "Our business is subject to a complex set of governmental laws, regulations and other requirements...;" and "We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits and other legal matters..."
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
We have experienced some delays in obtaining Medicare certifications from CMS, though changes by CMS in the prioritizing of dialysis providers as well as legislation allowing private entities to perform initial dialysis facility surveys for certification has helped to decrease or limit certain delays.
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
In addition to certification by CMS, our dialysis centers are also certified by each state Medicaid program, are licensed in those states that require licensing for dialysis clinics, and are required to obtain licenses, permits and certificates, including for such areas as biomedical waste. Failure to obtain the correct certifications, permits and certificates as well as a failure to adhere to the requirements thereunder, may result in penalties, fines, and the loss of the right to operate, any of which could have a material adverse impact on our business, results of operations, financial condition, cash flow and reputation.
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
Federal criminal penalties for the violation of the federal Anti-Kickback Statute include imprisonment, fines and exclusion of the provider from future participation in the federal healthcare programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years and statutory fines of up to $100,000 or both. Larger criminal fines can be imposed under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of this law include statutory amounts of up to $100,000 (adjusted for inflation) in monetary penalties per violation, assessments of up to three times the total payments between the parties to the arrangement, and permissive exclusion from participation in the federal healthcare programs or suspension from future participation in Medicare and Medicaid. The ACA amended the federal Anti-Kickback Statute to clarify that the defendant may not need to have actual knowledge of the federal Anti-Kickback Statute or have the specific intent to violate it and to provide that any claims for items or services resulting from a violation of the federal Anti-Kickback Statute are considered false or fraudulent for purposes of the False Claims Act (FCA) and can result in treble damages and other penalties under the FCA. In addition, HHS' Office of Inspector General (OIG) and CMS in 2020 released a final rule implementing modifications to the Federal Anti-Kickback Statute and Civil Monetary Penalties Statute intended to promote value-based and coordinated care arrangements as well as reduce other regulatory burdens. Most changes implemented by the final rule went into effect on January 19, 2021.
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
In the ordinary course of our business operations, DaVita and its ancillary businesses and subsidiaries enter into numerous arrangements with physicians and other potential referral sources, that potentially implicate the Anti-Kickback Statute. Examples of such arrangements include, among other things, medical director agreements, joint ventures, leases and subleases with entities in which physicians, hospitals or medical groups hold ownership interests, consulting agreements, hospital services agreements, discharge planning services agreements, acute dialysis services agreements, value-based care arrangements, employment and coverage agreements, and incentive performance arrangements. In addition, some referring physicians may own DaVita Inc. common stock. Furthermore, our dialysis centers and subsidiaries sometimes enter into certain rebate, pricing, or other contracts to acquire certain discounted items and services that may be reimbursed by a federal healthcare program.
Agreements and other arrangements can still be appropriate under the federal Anti-Kickback Statute even if they fail to meet all parameters of a relevant safe harbor provision; and we endeavor to structure our arrangements within applicable safe harbors, although some arrangements are not structured fully within a safe harbor.
If any of our current or previous business transactions or arrangements, including but not limited to those described above, were found to violate the federal Anti-Kickback Statute, we, among other things, could face criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs. Any findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, cash flows, reputation and stock price.
Stark Law
The Stark Law is a strict liability civil law that prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing Designated Health Services (DHS), from referring Medicare and Medicaid patients to such entities for the furnishing of DHS, unless an exception applies. The types of financial arrangements between a physician and a DHS entity that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The Stark Law also prohibits the DHS entity receiving a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. If an exception to the Stark Law is not satisfied, then the parties to the arrangement could be subject to sanctions. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, a civil penalty of up to $15,000 (adjusted for inflation) for each service arising out of the prohibited referral, a statutory civil penalty of up to $100,000 (adjusted for inflation) against parties that enter into a scheme to circumvent the Stark Law prohibition, civil assessment of up to three times the amount claimed, and potential exclusion from the federal healthcare programs, including Medicare and Medicaid. Furthermore, Stark Law violations and failure to return overpayments timely can form the basis for FCA liability as discussed below. In addition, CMS released a final rule implementing modifications to the Stark Law intended to promote value-based and coordinated care arrangements as well as reduce other regulatory burdens. Most changes implemented by the final rule went into effect on January 19, 2021.
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
In the ordinary course of business operations, DaVita and its ancillary businesses and subsidiaries have many different types of financial arrangements with referring physicians that potentially implicate the Stark Law, including, but not limited to, medical director agreements, joint ventures, leases and subleases with entities in which physicians, hospitals or medical groups hold ownership interest, consulting agreements, hospital services agreements, discharge planning services agreements, acute dialysis services agreements, value-based care arrangements, employment agreements and incentive performance arrangements. In addition, some referring physicians may own our common stock in reliance on the Stark Law exception for investment interests in large publicly traded companies.
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
False Claims Act
The federal FCA is a means of policing false claims, false bills or false requests for payment in the healthcare delivery system. In part, the FCA authorizes the imposition of up to three times the government’s damages and civil penalties, plus up to approximately $25,000 per claim, on any person who, among other acts:
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

In addition, the FCA imposes severe penalties for the knowing and improper retention of overpayments collected from government payors. Under these provisions, within 60 days of identifying and quantifying an overpayment, a provider is required to follow certain notification and repayment processes. An overpayment impermissibly retained could subject us to liability under the FCA, exclusion from government healthcare programs, and penalties under the federal Civil Monetary Penalty statute. As a result of these provisions, our procedures for identifying and processing overpayments may be subject to greater scrutiny.
The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. The ACA provides that claims tainted by a violation of the federal Anti-Kickback Statute are false for purposes of the FCA. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government. In December 2022, proposed modifications relating to the application of FCA under the Medicare program were released. As proposed, the modifications would amend the knowledge requirement and remove references to quantification, among other things. We will monitor the comment process and finalization of the proposed rules, and will assess any changes relating to the FCA that are implemented to the extent they could impact our business.
Fraud and abuse under state law
State fraud and abuse laws related to anti-kickback, physician self-referral, beneficiary inducement and false claims often mirror those requirements of the applicable federal laws, or, in some instances contain additional or different requirements. If we were found to violate these state laws and regulations, we, among other things, could face criminal, civil or administrative sanctions, including loss of licensure or possible exclusion for Medicaid and other state and federal healthcare programs. Any findings that we have violated these laws and regulations could have a material adverse impact on our business, operations, financial condition, cash flows, reputation and stock price.
In addition to these fraud waste and abuse laws, some states in which we operate dialysis centers have laws prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. Some of these laws could potentially be interpreted broadly as prohibiting physicians who hold shares of our publicly traded stock or are physician owners from referring patients to our dialysis centers if the centers use our laboratory subsidiary to perform laboratory services for their patients or do not otherwise satisfy an exception to the law. States also have laws similar to or stricter than the federal Anti-Kickback Statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some state anti-kickback laws also include civil and criminal penalties. Some of these laws include exemptions that may be applicable to our medical directors and other physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, may include no explicit exemption for certain types of agreements and/or relationships entered into with physicians. If these laws are interpreted to apply to referring physicians with whom we contract for items or services, including medical directors, or to referring physicians with whom we hold joint ownership interests or to referring physicians who hold interests in DaVita Inc. limited solely to our publicly traded stock, and for which no applicable exception exists, we may be required to terminate or restructure our relationships with or refuse referrals from these referring physicians and could be subject to criminal, civil and administrative sanctions, refund requirements and exclusions from participation in government healthcare programs, including Medicare and Medicaid, which could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.
Corporate Practice of Medicine and Fee-Splitting
There are states in which we operate that have laws that prohibit business entities not owned by health care providers, such as our Company and our subsidiaries, from practicing medicine, employing physicians and other licensed health care providers providing certain clinical services or exercising control over medical or clinical decisions by physicians and potentially other types of licensed health care providers (known collectively as the corporate practice of medicine). These states may also prohibit entities from engaging in certain financial arrangements, such as fee-splitting, with physicians and potentially other types of licensed health care providers. Violations of the corporate practice of medicine, fee-splitting and related laws vary by state and may result in physicians and potentially other types of licensed health care providers being subject to disciplinary action, as well as to forfeiture of revenues from payors for services rendered. Violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license and violating the corporate practice of medicine, fee-splitting and related laws. Some of the relevant laws, regulations, and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation.
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
Substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalty Statute and vary, depending on the underlying violation. In addition, an assessment of not more than three times the total amount claimed for each item or service may also apply, and a violator may be subject to exclusion from participation in federal and state healthcare programs.
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
Privacy and data protection laws are also evolving nationally, providing for enhanced state privacy rights that are broader than the current federal privacy rights, and may add additional compliance costs and legal risks to our U.S. operations. For example, the California Consumer Protection Act (CCPA), which became effective January 1, 2020, requires certain companies doing business in California to enhance privacy disclosures regarding the collection, use and sharing of a consumer's personal data. The CCPA also permits the imposition of civil penalties, grants enforcement authority to the state Attorney General and provides a private right of action for consumers where certain personal information is breached due to unreasonable information security practices. Additionally, the California Privacy Rights Act (CPRA), which took effect on January 1, 2023, significantly expands the data protection obligations imposed by the CCPA on companies doing business in California, including additional consumer rights processes, limitations on data uses, and opt outs for certain uses of sensitive data. California also has a new data protection agency, the California Privacy Protection Agency, which is in the process of promulgating regulations under the CPRA amendments to the CCPA and will have concurrent enforcement powers with the California Department of Justice. Under CPRA amendments, certain businesses with higher risk privacy and security practices are required to submit annual audits to the agency on a regular basis. In addition to California, other states have passed similar privacy laws that will come into effect in 2023. These state data protection laws will likely result in broader increased regulatory scrutiny in applicable states of businesses' privacy and security practices, could lead to a further rise in data protection litigation, and will require additional compliance investment and potential business process changes.
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
Companies must also safeguard personal information in accordance with federal and state data security laws and requirements. These requirements are akin to the HIPAA requirements to safeguard PHI, described above. The Federal Trade

Commission, for example, requires companies to implement reasonable data security measures relative to its operations and the volume and complexity of the information it processes. Also, various state data security laws require companies to safeguard data with technical security controls and underlying policies and processes. Due to the constant changes in the data security space, companies must continuously review and update data security practices to seek to mitigate any potential operational or legal liabilities stemming from data security risks. For additional details on the risks of compliance with applicable privacy and security laws, regulations and standards, see the discussion in Item 1A. Risk Factors under the heading "Privacy and information security laws are complex..."
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
CMMI Payment Models: The 2019 Executive Order directed CMS to create payment models through CMMI to evaluate the effects of creating payment incentives for the greater use of home-based dialysis and kidney transplants for those already on dialysis, improve quality of care for kidney patients and reduce expenditures. The first of these, the ESRD Treatment Choices (ETC) mandatory payment model launched in approximately 30% of dialysis clinics across the country on January 1, 2021, and CMS subsequently issued several clarifying rules through November 2022. CMS also announced the implementation of two voluntary kidney care payment models, Kidney Care First (KCF) and Comprehensive Kidney Care Contracting (CKCC), with the stated goal of helping healthcare providers reduce the cost and improve the quality of care for patients with late-stage chronic kidney disease and ESRD. CMS has stated these payment models are aimed to prevent or delay the need for dialysis and encourage kidney transplantation. Certain of these payment models, such as the First Performance Period for the Kidney Care Choices Model CKCC Options (the CKCC Model) commenced on January 1, 2022. As described above, the Company has invested substantial resources, and expects to continue to invest substantial resources in these models as part of the Company's overall plan to grow its integrated kidney care business and value-based care initiatives.
For additional details on the risks related to integrated kidney care and Medicare and Medicaid program reforms, see the discussion in Item 1A. Risk Factors under the headings "If we are not able to successfully implement our strategy with respect to our integrated kidney care and value-based care initiatives...;" and "If we are unable to compete successfully..."
Healthcare Reform, ACA and related regulations: The ACA regulatory framework of the healthcare marketplace continues to evolve as a result of executive, legislative, regulatory and administrative developments and judicial proceedings. For example, the expanded access to healthcare developed under the ACA has been both positively and negatively impacted over time by subsequent legal, regulatory and judicial action. In 2021 and 2022, the American Rescue Plan and Inflation Reduction Act of 2022 included several provisions designed to expand health coverage, including the expansion and extension of premium tax credits that assist consumers who purchase health insurance on marketplaces developed under the ACA and temporarily offering incentives to expand Medicaid coverage for states that have not yet done so. Our revenue and operating income levels are highly sensitive to the percentage of our patients with higher-paying commercial health insurance and any legislative, regulatory or other changes that decrease the accessibility and availability, including the duration, of commercial insurance is likely to have a material adverse impact on our business.
Changes to the political environment may increase the likelihood of legislative or regulatory changes that would impact us, such as changes to the healthcare regulatory landscape. Examples of such potential changes also could include, among other things, legislative developments or changes to the eligibility age for Medicare beneficiaries. Some of these or other changes could in turn impact the percentage of our patients with higher-paying commercial health insurance, impact the scope or terms of coverage under commercial health plans and/or increase our expenses, among other things. The timing of legislative or executive action related to these potential initiatives, if any, remains uncertain, particularly in light of the current economic environment, and as such, considerable uncertainty exists surrounding the continued development of the ACA and related regulations, programs and models, as well as similar healthcare reform measures and/or other potential changes at the federal and/or state level to laws, regulations and other requirements that govern our business.
21st Century Cures Act: As described above under the heading "—Medicare Advantage revenue," the Cures Act broadened patient access to certain enhanced benefits offered by MA plans. This change in benefit eligibility has increased the percentage of our patients on MA plans as compared to Medicare Part B plans, though it is unclear how many eligible ESRD patients will continue to seek to enroll in MA plans for their ESRD benefits over time. In addition, the Cures Act also includes provisions related to data interoperability, information blocking and patient access. For details on the risks associated with these provisions of the Cures Act, see the risk factors in Item 1A. Risk Factors under the headings, "Our business is subject to a complex set of governmental laws, regulations and other requirements...;" "If the number or percentage of patients with higher-

paying commercial insurance declines...;" and "Failing to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely..."
Health Plan Price Transparency Rules: In addition, recent price transparency regulations require most group health plans, and health insurance issuers in the group and individual markets, to make certain pricing and patient responsibility information publicly available. On July 1, 2022, most group health plans and issuers of group or individual health insurance were required to begin publishing machine-readable files that include negotiated rates for all covered items and services with all providers and out-of-network allowed amounts. For plan years that begin on or after January 1, 2023, most group health plans, and health insurance issuers in the group and individual markets, must provide enrollees with out-of-pocket cost and underlying provider negotiated rate information in a consumer-friendly format for an initial list of 500 designated services (which do not include dialysis). A plan or issuer may choose to include more than these 500 services, and for plan years that begin on or after January 1, 2024, most group health plans, and health insurance issuers in the group and individual markets, must provide enrollees with this information for all covered items and services. Additionally, CMS released regulations associated with "surprise billing" which necessitate, among other requirements, that certain providers provide patients with information regarding patient financial accountability and costs of services in advance of care being provided. While the ultimate impact of these requirements remains uncertain, any changes by group health plans, health insurance issuers in the group and individual markets, or consumer choices resulting from these requirements could have a material adverse impact on our business, results of operations, and financial condition, and could materially harm our reputation.
In addition to the aforementioned pricing transparency rules, the government has also implemented certain additional pricing transparency requirements that apply to certain types of providers, including DaVita. Under the No Surprises Act, which went into effect January 1, 2022, certain providers, including DaVita, will be required to develop and disclose a “Good Faith Estimate” (GFE) that details the expected charges for furnishing an item or service to an uninsured or self-pay patient. The GFE must include certain specific information such as, among other things, co-provider service cost estimates, and is subject to certain format, availability and dispute resolution requirements. Similar to the aforementioned pricing transparency rules, the impact of the GFE requirements on DaVita remains uncertain at this time, in part due to ongoing rulemaking around the No Surprises Act as well as uncertainty around operational timeframes, potential penalties and patient reaction, among other things.
COVID-19 Response: The COVID-19 pandemic has had a continuing and compounding impact on our community and our business. Through the pandemic, we have continued our focus on the health, safety and well-being of our patients, teammates and physician partners. Most importantly, we have continued to focus on helping to ensure that our patients have the ability to maintain continuity of care throughout this pandemic, whether in the hospital, outpatient or home setting. To that end, we have dedicated and continue to dedicate substantial resources in response to COVID-19, including the implementation of additional protocols and initiatives to help safely maintain continuity of care for our patients and help protect our caregivers. We carefully monitor the efficacy of our response protocols and their impact on our operations and strategic priorities as the pandemic continues.
Federal and state governments have also responded to the pandemic through legislation, rule making, interpretive guidance and modifications to agency policies and procedures, designed to provide emergency economic relief measures. These governmental responses include, among other things, regulations from OSHA and CMS that impact our operations. COVID-19-related regulations have shaped our pandemic response, and have impacted our costs and operations. Certain of these increased costs relate to, among other things, personal protective equipment (PPE), fit-testing, paid time off, and surveillance testing of our teammates for COVID-19, as well as other heightened obligations with which we must comply. Compliance with COVID-19-related safety rules and regulations is enforced with sanctions and/or fines, and non-compliance also has the potential for negative publicity or reputational impact. These rules have added complexity and uncertainty to the already complex and highly regulated environment that we operate in, and the novel nature of our COVID-19 response, including, among other things, with respect to waivers of certain regulatory requirements, temporary clinical and operational changes and administration of COVID-19 vaccines, some of which are currently available under emergency use authorizations, as well as our efforts to comply with these evolving rules and regulations, may increase our exposure to legal, regulatory and clinical risks. In addition, in the event any of our temporary clinical and operational changes in response to COVID-19 become permanent, it could have an adverse impact on our business to the extent such changes result in increased costs or otherwise negatively impact our operations.
As the COVID-19 pandemic evolves, federal and state regulatory authorities continue to issue additional guidance with respect to COVID-19, and at this time we cannot predict the ultimate impact these government actions may have on our business, results of operations, financial condition and cash flows. We will continue to assess the impact of statutes, regulations and supervisory guidance related to the COVID-19 pandemic. For additional information on the risks to our business associated with COVID-19 and labor market conditions, see the risk factors in Item 1A. Risk Factors under the headings, "Macroeconomic conditions and global events...;" and "Our business is labor intensive and if our labor costs continue to rise..."

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
State initiatives
There have been several state-based policy proposals to limit payments to dialysis providers or impose other burdensome operational requirements, which, if passed, could have a material adverse impact on our business, results of operation, financial condition and cash flows. For instance, in 2022, voters in California considered a statewide ballot initiative proposed by the Service Employees International Union - United Healthcare Workers West (SEIU) that sought to impose certain regulatory requirements on dialysis clinics, including requirements related to physician staffing levels, clinical reporting, clinical treatment options and limitations on the ability to make decisions on closing or reducing services for dialysis clinics. While voters rejected this most recent ballot initiative in 2022, we incurred substantial costs to oppose it. We may continue to face ballot initiatives or other proposed regulations or legislation in California or other states in future years, which may require us to incur further substantial costs and which, if passed, could have a material adverse impact on our business, results of operations, financial condition and cash flows.
Evolving proposed or issued laws, requirements, rules and guidance that impact our business, including without limitation as may be described above, and any failure on our part to adequately adjust to any resulting marketplace developments could have a material adverse effect on our business, results of operations, financial condition and cash flows. For additional discussion on the risks associated with the evolving payment and regulatory landscape for kidney care, see the discussion in Item 1A. Risk Factors, including the discussion under the heading, "Our business is subject to a complex set of governmental laws, regulations and other requirements..."
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
Competition
The U.S. dialysis industry remains highly competitive, with many new entrants aggressively entering the kidney healthcare business space. In our U.S. dialysis business, we continue to face intense competition from large and medium-sized providers, among others, which compete directly with us for limited acquisition targets, for individual patients who may choose to dialyze with us and to engage physicians qualified to provide required medical director services. In addition to these large and medium sized dialysis providers with substantial financial resources and other established participants in the dialysis space, we also compete with new dialysis providers, individual nephrologists, former medical directors or physicians that have opened their own dialysis units or facilities. Moreover, as we continue our international dialysis expansion into various international markets, we face competition from large and medium-sized providers, among others, for acquisition targets as well as physician relationships. We also experience competitive pressures from other dialysis and healthcare providers in recruiting and retaining qualified skilled clinical personnel as well as in connection with negotiating contracts with commercial healthcare payors and inpatient dialysis service agreements with hospitals. Acquisitions, developing new outpatient dialysis centers, patient retention and referrals, and referral source relationships, in which such sources understand us to be the clinical and operational leaders in the market are significant components of our growth strategy and our business could be adversely affected if we are not able to continue to make dialysis acquisitions on reasonable and acceptable terms, continue to develop new outpatient dialysis centers, maintain our referral sources' trust in our capabilities or if we experience significant patient attrition or lack of new patient growth relative to our competitors.
Our largest competitor, Fresenius Medical Group (FMC), manufactures a full line of dialysis supplies and equipment in addition to owning and operating outpatient dialysis centers worldwide. This may, among other things, give FMC cost advantages over us because of its ability to manufacture its own products. Additionally, FMC has been one of our largest suppliers of dialysis products and equipment over the last several years. In 2021, we entered into and subsequently extended a new agreement with FMC to purchase a certain amount of dialysis equipment, parts and supplies from FMC which extends through December 31, 2024. The amount of purchases from FMC over the remaining term of this agreement will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, and growth of our existing centers.
In addition to traditional dialysis providers, there have been a number of announcements, initiatives and capital raises by non-traditional dialysis providers and others along the full continuum of kidney care from CKD to dialysis to transplant. These business entities, certain of which command considerable resources and capital, may increasingly compete with us in the integrated kidney care market as we seek to grow in that space, or they may focus their efforts on the development of more conventional dialysis competition or the commencement of other new business activities or the development of innovative technologies that could be transformative to the industry. For additional discussion on these developments and associated risks, see the risk factor in Item 1A. Risk Factors under the heading, "If we are unable to compete successfully..."
Insurance
We are primarily self-insured with respect to professional and general liability, workers' compensation and automobile risks, and a portion of our employment liability practice risks, through wholly-owned captive insurance companies. We are also predominantly self-insured with respect to employee medical and other health benefits. We also maintain insurance, excess coverage, or reinsurance for property and general liability, professional liability, directors’ and officers’ liability, workers' compensation, cybersecurity and other coverage in amounts and on terms deemed appropriate by management, based on our actual claims experience and expectations for future claims. Future claims could, however, exceed our applicable insurance coverage. Physicians practicing at our dialysis centers are required to maintain their own malpractice insurance, and our medical directors are required to maintain coverage for their individual private medical practices. Our liability policies cover our medical directors for the performance of their duties as medical directors at our outpatient dialysis centers.
Human capital management
Overview
At DaVita, we are guided by our Mission—to be the provider, partner and employer of choice—and a set of Core Values—Service Excellence, Integrity, Team, Continuous Improvement, Accountability, Fulfillment and Fun—which are reinforced at all levels of the organization. Our teammates share a common passion for equitably improving patients' lives and are the cornerstone for the health of DaVita.

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
We believe that this intentional investment of time and resources fosters a special community of teammates that, in turn, leads to better care of our patients and the communities we serve.
As of December 31, 2022, we employed approximately 70,000 teammates, including our international teammates.
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
Diversity & Belonging
Our investment in our teammates is underscored by our commitment to Diversity & Belonging (D&B). We published our first D&B Report in March 2021, which disclosed our diversity metrics and roadmap for delivering our vision of cultivating "a diverse Village where everyone belongs." Our 3,074 dialysis centers operate in communities large and small, in nearly every state in the U.S. as well as 11 other countries. Our Village's diversity is inherent in the teammates who work in our centers, the patients we care for, the physicians with whom we partner, and the communities where we serve.
To help achieve this vision, we empower all leaders and teammates to cultivate D&B in their centers and on their teams. One way we do this is by sharing tools and resources like our Belonging Teammate and Belonging Leader Guides, which encourage teammates to connect with each other to learn about individual experiences with belonging and better understand the impact of unconscious bias. In addition, in 2022, we launched certain employee resource groups to create a community for teammates from underrepresented groups. Based on our most recent internal surveys, 81% of teammates indicated that they feel a sense of belonging within the DaVita community. We also launched our third annual Week of Belonging in 2022, engaging teammates globally with activities and education designed to further create a sense of belonging.
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
As of December 31, 2022, our Village in the U.S. was comprised of 78% women and 56% people of color. We are proud of the fact that in the U.S. as of December 31, 2022, 74% of our managers and 61% of our directors are women and that leaders with profit and loss responsibility are 53% women and 30% people of color. We also are proud that our Board is comprised of 30% women and 20% people of color. With respect to Board leadership positions, we are one of the few companies in the S&P 500 to have a woman serving as the Chair of the Board. We are also among the 11% of a selected group of companies in the Fortune 500 and S&P 500 to have a person of color serve as our CEO. We publish our demographic data in our EEO-1 Report, which is included in our Sustainability Accounting Standards Board (SASB) Report. As of December 31, 2022, we are meeting or exceeding 79% of EEO-1 benchmarks.
Talent Pipeline and Career Development
We understand that a key component of developing strong representation of women and people of color in leadership is to have recruiting practices focused on diversity. Our practices include:
•Diverse Sourcing: Our recruiters are trained on how to source for diverse candidates to ensure we have a robust pipeline at all levels of the organization.
•Diversity In Hiring: We are committed to increasing diverse representation via our hiring practices. One way we do this is with diverse interview panels as well as diverse candidate slates to help ensure a fair and equitable process.
•Diverse Partnerships: We have external partnerships with organizations like Forte Foundation and Management Leadership for Tomorrow to help create equal opportunities for diverse candidates.
•Redwoods Leadership: We partner closely with diverse student body organizations at colleges and universities to source applicants for our Redwoods leadership development programs.
Helping teammates reach the next stage in their career and increasing their earning potential is foundational to our Employer of Choice strategy. We have a robust set of career development offerings to support teammates in reaching their professional ambitions. We have invested in an end-to-end career development pipeline that includes programs and initiatives that provide financial, education and social support to our clinical and operations personnel to help achieve their higher education and leadership goals. We are proud of our Clinical Ladders program that ties performance to career progression. This program is designed to provide our teammates with clear expectations on what's needed to progress to the next level on the ladder and provide them access to tools to do so. Since rolling out Clinical Ladders, we have celebrated more than 9,000 promotions among our nurse and patient care technician teammates. Predominately all of our teammates are clinical field/operations personnel, and we have programs in place to help guide their potential journey at DaVita. Beginning with programs like Bridge to Your Dreams that cover certification fees for PCTs to coaching and tuition programs that help guide PCTs to becoming registered nurses (RNs) to programs that help develop high potential nurses, clinical coordinators and clinic nurse managers into operational managers and ultimately to programs that prepare and coach operational managers for potential regional operations director roles, our goal is to make resources available to teammates at each step of a possible career path. We are proud of the work we have done in this area, with approximately 56% of our Facility Administrators and managers having been promoted internally, and over 1,450 teammates enrolled in the Bridge to Your Dreams program, as of December 31, 2022.
Total Rewards Program
Our total rewards philosophy and practices are designed to be competitive in the local market and reward strong team and individual performance. We believe merit-driven pay encourages teammates to do their best work, including in caring for our patients, and we strive to link pay to performance so we can continue to incentivize the provision of extraordinary care to our patients and grow our Village.
To attract, retain and grow our teammates, we have a holistic approach to total rewards that includes financial, physical and emotional support. Highlights include, among other things:
•Healthcare benefits including a menu of plan designs and health savings accounts.
•Health programs in support of the most prevalent health conditions affecting our teammates, including hypertension, diabetes prevention/maintenance, musculoskeletal issues and weight loss/management.
•Financial wellness including 401(k) match, employee stock purchase plan (ESPP), a deferred compensation plan, financial planning support and access to free banking services.
•Family support programs to our teammates and their families that include family care programs for back-up child and elder care, family planning support for fertility, adoption and surrogacy, parental support for children’s educational and special needs and parental leave programs. We also offer a number of scholarships for teammates' children and grandchildren.

•Teammate Assistance Program that offers counseling sessions annually to all teammates and their household members, along with work/life resources and tools that include telephonic or face to face legal consultation and expert financial planning/consultation; each household member has access to ten free sessions per life event.
•Free access to Headspace, an application for digital meditation and mindfulness, and referrals/consultations on everyday issues such as dependent care, auto repair, pet care and home improvement.
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
•DailyPay, a service that provides teammates with financial flexibility by allowing them to access earned but unpaid wages before payday.
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
Continued Response to COVID-19 Public Health Crisis
The COVID-19 pandemic has continued to test our ability to respond to external developments and care for not only our patients, but also our teammates in real time. We have maintained many of our initial COVID-19 practices and have adapted our guidance based on ongoing changes to regulatory requirements. As the pandemic continues into 2023, we are integrating certain COVID-19 response protocols into our standard workflows and monitoring for any change in the Public Health Emergency status. Following the surge in January 2022, we changed our capacity management process during potential surges which was a beneficial operational shift for our facilities. We also continued to include COVID-19 testing, treatments, vaccines and boosters in our teammate communications program.
Most importantly, the health, well-being and safety of our teammates, physician partners and their families remains a top priority throughout this ongoing pandemic. We implemented guidance early in the pandemic to help mitigate risks imposed by COVID-19 and maintain many practices, including, among other things, securing necessary supplies of PPE, restricting visitor access to our centers and implementing masking policies.
We also converted numerous leadership development programs to virtual delivery, to help ensure that our teammates across our global Village could continue to grow personally and professionally and have access to career development resources despite the ongoing pandemic. Additionally, we have been able to begin gathering in person with COVID-19 meeting guidance in place and opened up our Central Business Offices for teammates.
We believe our ability to engage with teammates and respond to these developments has helped us to better care for them. By caring for our teammates, we have been generally able to maintain continuity of care for our patients and support the broader healthcare community throughout this unprecedented public health crisis.
For additional information about certain risks associated with our human capital management and our response to the COVID-19 pandemic, see the risk factors in Item 1A. Risk Factors under the headings, "Our business is labor intensive and if our labor costs continue to rise...;" and "Macroeconomic conditions and global events..."
We also encourage you to visit our website at davitacommunitycare.com for more detailed information regarding certain aspects of our human capital and ESG related programs and initiatives described herein, including our D&B Report and Community Care Report, as well as our efforts to care for our patients, our community and our world. Nothing on our website, sections thereof or documents linked thereto, shall be deemed incorporated by reference into this report.

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
Risks Related to the Operation of our Business
•macroeconomic conditions and global events;
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
•our ability to establish and maintain supply relationships that meet our needs at cost-effective prices or at prices that allow for adequate reimbursement as applicable, our ability to access new technology or superior products in a cost-effective manner and our increasing reliance on third party service providers;
•changes in clinical practices, payment rates or regulations impacting pharmaceuticals and/or devices;
•our ability to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors;
•our U.S. integrated kidney care, ancillary services and our international operations and our ability to expand within markets or to new markets, or invest in new products or services;
•political, economic, legal, operational and other risks as we expand our operations and offer our services in markets outside of the U.S., and utilizing third-party suppliers and service providers operating outside of the U.S.;

•our ability to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely, including, without limitation, our clinical, billing and collections systems, and our ability to adhere to federal and state data sharing and access requirements and regulations;
•our acquisitions, mergers, joint ventures, noncontrolling interest investments or dispositions;
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
•the effects of natural or other disasters, political instability, public health crises or adverse weather events such as hurricanes, earthquakes, fires or flooding;
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
Risks Related to the Operation of our Business
Macroeconomic conditions and global events have impacted and will continue to impact our business and cost structure in a variety of ways, and there can be no assurance that we will be able to successfully execute cost savings initiatives in a manner that will offset the impact of these challenging conditions, which could result in a material adverse impact on us.
We continue to be impacted by general conditions in the global economy and marketplace, many of which are interrelated. These conditions relate to, among other things, the COVID-19 pandemic, inflation, rising interest rates, challenging labor market conditions and supply chain challenges. Certain of these impacts could be further intensified by concurrent global events such as the ongoing conflict between Russia and Ukraine, which has continued to drive sociopolitical and economic uncertainty and volatility in Europe and across the globe. The ultimate impact of these and other conditions on our business over time depends on future developments that are highly uncertain and difficult to predict. With respect to COVID-19, these future developments include, among other things, the ultimate severity and duration of the pandemic; the evolution of new strains or variants of the virus that may present varying levels of infectivity or virulence; COVID-19's impact on the chronic kidney disease (CKD) patient population and our patient population, including on the mortality of these patients; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments and therapies; the pandemic’s continuing impact on our revenue and non-acquired growth due to lower treatment volumes; the potential negative impact on our commercial mix or the number of patients covered by commercial insurance plans; continued increased COVID-related costs; supply chain challenges and disruptions, including with respect to our clinical supplies; the responses of our competitors to the pandemic and related changes in the marketplace; the timing, scope and effectiveness of federal, state and local government responses; and any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern our business. COVID-19 has also intensified certain conditions and developments in the U.S. and global economies, labor market conditions, inflation and monetary policies that continue to impact our business as further described below.
We have experienced and expect to continue to experience a negative impact on revenue and non-acquired growth from COVID-19 due to lower treatment volumes, including from the negative impact of COVID-19 on the mortality rates of our patients, which has in turn impacted our patient census, as well as the direct and indirect impact of COVID-19 on our missed treatment rate and new admissions. We expect that the impact of COVID-19 is likely to continue to negatively impact our revenue and non-acquired growth for a period of time even as the pandemic subsides due to the compounding impact of mortalities, among other things. Because ESKD patients may be older and generally have comorbidities, several of which are risk factors for COVID-19, we believe the mortality rate of infected patients has been higher in the dialysis population than in the general population. Over the longer term, we believe that changes in mortality in both the ESKD and CKD populations due to COVID-19 will continue to depend primarily on the infection rate, case fatality rate, the age and health status of affected patients, and access to and continued efficacy of vaccinations or other treatments or therapies, particularly as it relates to variants of the virus, as well as willingness to be vaccinated. New admission rates, future revenues and non-acquired growth could also continue to be negatively impacted over time to the extent that the CKD population experiences elevated mortality levels due to the pandemic. There remains significant uncertainty as to the ultimate impact of COVID-19 on our treatment volumes, in part due to, among other things, the indeterminate severity and duration of the pandemic and the complexity of factors that may drive new admissions and missed treatment rates over time. Depending on the ultimate severity and duration of the pandemic, the magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows. For further information on our growth strategy and the rate of growth of the ESKD population, see the risk factor under the heading, "If we are unable to compete successfully..."
COVID-19 and other global conditions have also increased, and will continue to increase, our expenses, including, among others, staffing and labor costs. Our business is labor intensive and our financial and operating results have been and continue to be sensitive to variations in labor-related costs and productivity. We have historically faced and expect to continue to face difficulties in hiring and retaining caregivers due in part to a nationwide shortage of clinical personnel. These challenges have been heightened by the increased demand for and demand upon such personnel by the ongoing pandemic and our COVID-19 response, as well as ongoing volatility and uncertainty in the labor market, particularly in healthcare. In 2022, as part of our continuing efforts in this challenging and highly competitive labor market, we incurred higher than usual wage increases, and higher incentive pay. For additional details on the substantial resources dedicated, and costs incurred in response to COVID-19, see the discussion under Part I, Item 1. Business of this Form 10-K under the heading "COVID-19 and its impact on our business". In addition, potential staffing shortages or disruptions, if material, could ultimately lead to the unplanned closures of certain centers or adversely impact clinical operations, and may otherwise have a material adverse impact on our ability to provide dialysis services or the cost of providing those services, among other things.
The staffing and labor cost inflation described above, in addition to higher equipment and clinical supply costs, among other things, have put pressure on our existing cost structure, and we expect that some of these increased costs will continue as labor market conditions remain challenging, global supply chains continue to experience volatility and disruptions and as inflationary pressures continue. Prolonged volatility, uncertainty, labor supply shortages and other challenging labor market conditions could have an adverse impact on our growth and ability to execute on our other strategic initiatives and a material adverse impact on our labor costs, among other things. Prolonged strain on global supply chains may result in equipment and clinical supply shortages, disruptions, delays or associated price increases that could impact our ability to provide dialysis services or the cost of providing those services, among other things. Moreover, to the extent that monetary policies or other factors impacting structural costs over the long term have contributed to or may in the future contribute to inflationary pressures, this may in turn continue to increase our labor and supply costs at a rate that outpaces the Medicare or any other rate increases we may receive. In our value-based care and other programs where we assume financial accountability for total patient cost, an increase in COVID-19 rates among patients could have an impact on total cost of care. This increase may in turn impact the profitability of those programs relative to their respective funding.
We continue to implement cost savings opportunities to help mitigate these cost and volume pressures. These include, among other things, anticipated cost savings related to general and administrative cost efficiencies, such as ongoing initiatives that increase our use of third party service providers to perform certain activities, including financial reporting and information technology functions, initiatives relating to clinic optimization, initiatives for capacity utilization improvement, and procurement opportunities, such as our transition to a new erythropoiesis stimulating agent (ESA) contract. We have incurred, and expect to continue to incur charges in connection with the continued implementation of these initiatives, and there can be no assurance that we will be able to successfully execute these initiatives or that they will achieve expectations or succeed in helping offset the impact of these challenging conditions. Any failure on our part to adjust our business and operations in this manner, to adjust to other marketplace developments or dynamics or to appropriately implement these initiatives in accordance with applicable legal, regulatory or compliance requirements could adversely impact our ability to provide dialysis services or the cost of providing those services, among other things, and ultimately could have a material adverse effect on our business, reputation, results of operations, financial condition and cash flows.
Deterioration in economic conditions, whether in connection with the COVID-19 pandemic or driven by other macroeconomic conditions or global events, including the aforementioned inflationary and labor market pressures, volatility and uncertainty, as well as rising interest rates, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Among other things, the potential decline in federal and state tax revenues that may result from a deterioration in economic conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increases in job losses in the U.S. as a result of adverse economic conditions, including economic deterioration, could ultimately result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower-paying government insurance programs or being uninsured. In the event a material reduction occurs in the share of our patients covered by commercial insurance plans, it would have a material adverse impact on our business, results of operations, financial condition and cash flows. The extent of these effects will depend upon, among other things, the extent and duration of any increased unemployment levels for our patient population, any economic deterioration or potential recession; the timing and scope of federal, state and local governmental responses to the ongoing pandemic; and patients’ ability to retain existing insurance and their individual choices with respect to their coverage, all of which are highly uncertain and difficult to predict. In a declining economy, employers may also select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a slowdown in collections and a reduction in the amounts we expect to collect. For additional information on risks regarding the potential impact of decreases to the percentage or number of our patients with commercial insurance, see the risk factor under the heading "If the number or percentage of patients with higher-paying commercial insurance declines..."
If general economic conditions deteriorate further or remain uncertain for an extended period of time, we may incur future charges to recognize impairment in the carrying amount of our goodwill and other intangible assets. We may experience an increased need for additional liquidity funded by accessing existing credit facilities, raising new debt in the capital markets, or other sources, and we may seek to refinance existing debt, which may be more difficult or costly in an uncertain or declining economic environment. For additional information regarding the risks related to our indebtedness, see the discussion in the risk factor under the heading "The level of our current and future debt..." Furthermore, any extended billing or collection cycles, or deterioration in collectability of accounts receivable, will adversely impact our results of operations and cash flows.
Should our revenues and financial results be materially, unfavorably impacted due to, among other things, a worsening of the economic and labor market conditions in the United States that negatively impacts reimbursement rates or the availability of insurance coverage for our patients, we may incur future charges to recognize impairment in the carrying amount of our goodwill and other intangible assets, which could have a material adverse effect on our business, results of operations and financial condition. As of December 31, 2022, we had approximately $7 billion of goodwill recorded on our consolidated balance sheet. We account for impairments of goodwill in accordance with the provisions of applicable accounting guidance, and record impairment charges when and to the extent a reporting unit's carrying amount is determined to exceed its estimated fair value. We use a variety of factors to assess changes in the financial condition, future prospects and other circumstances concerning our businesses and to estimate their fair value when applicable. These assessments and the related valuations can involve significant uncertainties and require significant judgment on various matters.
Any or all of these economic conditions or developments, as well as other consequences of these conditions or developments, none of which we can reasonably predict, could have a material adverse effect on our patients, teammates, physician partners, suppliers, business, results of operations, financial condition and/or cash flows or materially harm our reputation. In addition, these conditions or developments each may heighten many of the other risks and uncertainties discussed herein.
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
We operate in a complex regulatory environment with an extensive and evolving set of federal, state and local governmental laws, regulations and other requirements that apply to us. These laws, regulations and other requirements are promulgated and overseen by a number of different legislative, regulatory, administrative, and quasi-regulatory bodies, each of which may have varying interpretations, judgments or related guidance. As such, we utilize considerable resources on an ongoing basis to monitor, assess and respond to applicable legislative, regulatory and administrative requirements, but there is no guarantee that we will be successful in our efforts to adhere to all of these requirements. Laws, regulations and other requirements that apply to or impact our business include, but are not limited to:
•Medicare and Medicaid reimbursement statutes, and other federal reimbursement statutes, rules and regulations (including, but not limited to, manual provisions, local coverage determinations, national coverage determinations, payment schedules and agency guidance);
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
•the No Surprises Act;
•laws and regulations regarding the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials; and
•individualized state laws and regulations associated with the operation of our business.
If any of our personnel, representatives, third party vendors, or operations are alleged to have violated these or other laws, regulations or requirements, we could experience material harm to our reputation and stock price, and it could impact our relationships and/or contracts related to our business, among other things. If any of our personnel, representatives, third party vendors or operations are found to violate these or other laws, regulations or requirements, we could suffer additional severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows, including, among others:
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
The complex and highly regulated environment that we operate in, the novel nature of our COVID-19 response and rulemaking responses to COVID-19 by certain state and federal agencies, including without limitation OSHA and CMS, may increase our exposure to legal, regulatory compliance and clinical risks. Compliance with COVID-19-related safety rules and regulations is enforced with sanctions and/or fines, and non-compliance also has the potential for negative publicity or reputational impact. In addition, our novel response to the pandemic included implementing certain restrictive operational protocols for an extended period of time. Maintaining these restrictive operational protocols may also have adversely impacted our strategic initiatives, such as our strategy to continue to build our abilities to offer home dialysis options and expanding our integrated care capabilities. Moreover, the expected expiration of the federal government's national emergency and public health emergency declarations in May 2023 may impact the coverage for certain services for Medicare and Medicaid patients and will end waivers for the provision of certain services, and returning our services to a pre-pandemic regulatory state similarly may increase our exposure to legal, regulatory, compliance and clinical risks. If we experience a failure of the fitness of our clinical laboratory, dialysis centers and related operations and/or other facilities as a result of operational changes implemented in connection with the COVID-19 pandemic or for any other reason, or if another event or occurrence adversely impacts the safety of our caregivers or patients (or is alleged to have done so), we could face adverse consequences, including without limitation, material negative impact on our brand, increased litigation, compliance or regulatory investigations, teammate unrest, work stoppages or other workforce disruptions. Any governmental investigations or legal actions brought by patients, teammates, caregivers or others relating to the safety of our caregivers or patients, or alleged exposure to COVID-19 at our facilities or by our caregivers, may involve significant demands and require substantial legal defense costs, which may not be adequately covered by our professional and general liability insurance, and may materially harm our reputation.
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
Among other things, the regulatory framework of the healthcare marketplace continues to evolve as a result of executive, legislative, regulatory and administrative developments and judicial proceedings. These changes shape the landscape for our current dialysis and ancillary businesses as well as for emerging comprehensive and integrated kidney care markets. For example, as further described below, we have made substantial investments in and dedicated resources to our integrated care business, value-based care initiatives and home-based dialysis business to address recent regulatory developments that include innovative payment models, and there are risks to those investments, or additional investments may be required, in the event the regulatory environment changes and we do not adequately adapt to such changes.
In addition, access to healthcare has been both positively and negatively impacted over time by legal, regulatory and judicial action and changes to the political environment may increase the likelihood of regulatory or legislative changes that would impact us. If access to healthcare is significantly altered or if other reforms limiting access to healthcare are enacted in the future, such changes could impact our business in a number of ways, some of which may be material. Considerable uncertainty exists surrounding the continued development of the healthcare regulatory environment including pilot programs and models, as well as similar healthcare reform measures and/or other changes to laws, regulations and other requirements at the federal and/or state level that govern our business.
Changes to the continuously evolving healthcare regulatory landscape may also have the potential to generate opportunities with relative ease of entry for certain smaller and/or non-traditional providers and we may be competing with them for patients in an asymmetrical environment with respect to data and/or regulatory requirements given our status as an ESRD service provider. For example, CMS may consider opening for comment its established Medicare ESRD conditions for coverage. In the event that this process results in reductions or other changes in minimum health and safety standards for the provision of dialysis services, it may change the marketplace in which we operate. If we are unable to successfully adapt to these marketplace developments in a timely and compliant manner, we may experience a material adverse reduction in our overall number of patients, among other things. For additional detail on our evolving competitive environment, see the risk factor under the heading "If we are unable to compete successfully..." Broader changes to the regulatory landscape may also impact our business. For example, in January 2023, the Federal Trade Commission proposed a new rule that would generally prohibit employers from using noncompete clauses in contracts with workers that extend beyond the termination of the employment or independent contractor relationship. While the rule remains open for comment and the final rule has not been issued, we are monitoring these developments for any potential impact on our agreements with teammates, our arrangements with medical directors, joint venture operating agreements, or the terms of any of our existing agreements with physicians should the proposed rule be finalized and implemented.
Although we cannot predict the short- or long-term effects of legislative or regulatory changes, future market changes could result in, among other things, more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. Because our revenue and operating income levels are highly sensitive to the percentage and number of our patients with higher-paying commercial health insurance, any legislative, regulatory or other changes that decrease the accessibility and availability, including the duration, of commercial insurance is likely to have a material adverse impact on our business. For additional information on the impact of economic conditions or legislative or regulatory changes on the coverage and rates for our services and the percentage or number of our patients with commercial insurance, see the risk factor under the heading "If the number or percentage of patients with higher-paying commercial insurance declines..."
There have also been several state initiatives to limit payments to dialysis providers or impose other burdensome operational requirements, which, if passed, could have a material adverse impact on our business, results of operation, financial condition and cash flow. For instance, in 2022, voters in California considered a statewide ballot initiative proposed by the Service Employees International Union - United Healthcare Workers West (SEIU-UHW) that sought to impose certain regulatory requirements on dialysis clinics, including requirements related to physician staffing levels, clinical reporting, clinical treatment options and limitations on the ability to make decisions on closing or reducing services for dialysis clinics. While voters rejected this most recent ballot initiative in 2022, we incurred substantial costs to oppose it. We may face ballot initiatives or other proposed regulations or legislation in California or other states in future years, which may require us to incur further substantial costs and which, if passed, could have a material adverse impact on our business, results of operations, financial condition and cash flows.
Finally, there have also been rule making and legislative efforts at both the federal and state level regarding the use of charitable premium assistance for ESRD patients that may establish new conditions for coverage standards for dialysis facilities. For example, on October 13, 2019, a California bill (AB 290) was signed into law that limits the amount of reimbursement paid to certain providers for services provided to patients with commercial insurance who receive charitable premium assistance. The American Kidney Fund (AKF), an organization that provides charitable premium assistance, announced that it would be withdrawing from California as a result of AB 290. The implementation of AB 290 has been stayed pending resolution of legal challenges, but in the event AB 290 becomes effective and the AKF withdraws from California, it may cause other organizations that provide charitable premium assistance to withdraw from California, and we would expect an adverse impact on the ability of patients to afford Medicare premiums and Medicare supplemental and commercial coverage. We expect that such an adverse impact will in turn adversely impact our business, results of operations, financial condition and cash flows. In the past, bills similar to AB 290 have been introduced in other states, but none has become law. If these or similar bills are introduced and implemented in other jurisdictions, and organizations that provide charitable premium assistance in those jurisdictions are similarly impacted, it could in the aggregate have a material adverse impact on our business, results of operations, financial condition and cash flows. For additional information on risks associated with charitable premium assistance for ESRD patients and the potential impact of decreases to the percentage or number of our patients with commercial insurance, see the risk factor under the heading "If the number or percentage of patients with higher-paying commercial insurance declines..."
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
A substantial portion of our U.S. dialysis net patient services revenues for the year ended December 31, 2022 was generated from patients who have commercial payors as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. As such our revenue and net income levels are sensitive to the number of our patients with higher-paying commercial insurance coverage and the percentage of our patients under higher-paying commercial plans relative to government-based programs. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors.
When traditional or original Medicare (Medicare) becomes the primary payor for a patient, the payment rate we receive for that patient decreases from the employer group health plan or commercial plan rate to the lower Medicare payment rate. If the number of our patients who have Medicare or another government-based program as their primary payor increases, it could negatively impact the percentage of our patients covered under commercial insurance plans. There are a number of factors that could drive a decline in the number or percentage of our patients covered under commercial insurance plans, including, among others, a continued decline in the rate of growth of the ESRD patient population, improved mortality, changes in the patient's or a family member's employment status, reduced availability of commercial health plans or reduced coverage by such plans through the ACA exchanges or otherwise due to changes to the laws, marketplace, healthcare regulatory system or otherwise. Commercial payors could also cease paying in the primary position after providing 30 months of coverage resulting in potentially material reductions in payment as the patient moves to Medicare primary. Declining macroeconomic conditions could also negatively impact the percentage of our patients covered under commercial insurance plans. To the extent there are job losses in the U.S., we could experience a decrease in the number of patients covered under commercial plans and/or an increase in uninsured and underinsured patients independent of whether general economic conditions improve. If we experience higher numbers of uninsured or underinsured patients, it also would result in an increase in uncollectible accounts.
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
Our negotiations with commercial payors may relate to commercial fee-for-service contracts, value-based care (VBC) contracts in which we share risk with commercial payors or other structures that allow the parties to share in cost savings upon the achievement of certain outcomes, as well as contracts to provide dialysis services to Medicare Advantage (MA) patients. If we fail to maintain contracts with payors and other healthcare providers with competitive or favorable terms, either with respect to commercial plans, commercial VBC contracts, MA plans or otherwise, including, without limitation, with respect to reimbursement rates, scope and duration of coverage and in-network benefits, contract term or termination rights, or if we fail to accurately estimate the price for and manage our medical costs in an effective manner, whether due to inflationary pressures or otherwise, such that the profitability of our commercial or other value-based products is negatively impacted, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. The ultimate result of our negotiations with payors cannot be predicted as they occur in a highly competitive environment and are influenced by marketplace dynamics such as those previously discussed. Among other things, these negotiations may result in termination or non-renewals of existing agreements, decreases in contracted rates, and reduction in the number of our patients that are covered by commercial plans, and we may not be able to enter into new agreements on competitive terms or at all. In the event that our ongoing negotiations with commercial payors result in overall rate reductions in excess of overall rate increases, the cumulative effect could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, to the extent that these negotiations result in a reduction in the number of our patients covered by plans with commercial payors, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. A material portion of both our commercial revenue and MA revenue is concentrated with a limited number of commercial payors, and any changes impacting our highest paying commercial payors or our relationships with these payors will have a disproportionate impact on us.
Certain payors have been attempting to design and implement plans that restrict access to ESRD coverage both in the commercial and individual market. Among other things, these restrictive plan designs seek to limit the duration and/or the breadth of ESRD benefits, limit the number of in-network providers, set arbitrary provider reimbursement rates, or otherwise restrict access to care, all of which may result in a decrease in the number of patients covered by commercial insurance or the reimbursement rate for ESRD services, among other things. Payors have also disputed the scope and duration of ESRD benefit coverage under their plans, and, among other things, have required patients to seek Medicare coverage for ESRD treatments. On June 21, 2022, the U.S. Supreme Court issued a decision in the matter of Marietta Memorial Hospital Employee Health Benefit Plan, et al. v. DaVita Inc., et al., a case evaluating the scope of the Medicare Secondary Payor Act (MSPA), deciding that a group health plan that provides limited benefits for outpatient dialysis, but does so uniformly for all plan participants, does not violate the terms of the MSPA because the plan treats all patients uniformly, regardless of whether a participant has ESRD and regardless of whether the participant is eligible for Medicare. For additional information, see Note 16 to the consolidated financial statements included in this report. We cannot reasonably estimate the ultimate impact of the U.S. Supreme Court’s decision at this time, as there is significant uncertainty as to, among other things, whether and to what extent payors, including, among others employer group health plans, may seek to design and implement plans to restrict access to ESRD in light of the decision; whether and how regulators and legislators will respond to the decision, including whether they will issue regulatory guidance or adopt new legislation; how courts will interpret other anti-discriminatory provisions that may apply; whether there could be other potential negative impacts of the decision and any resultant plan behavior on our commercial or government mix or the number of our patients covered by commercial insurance; and the timing of each of these items. If more commercial or employer group health plans seek to implement or utilize plan designs that discourage or prevent ESRD patients from retaining their commercial coverage, it may lead to a decrease in the number of patients with commercial plans, the duration of benefits for patients under commercial plans and/or a decrease in the payment rates we receive, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our negotiations and relationships with payors may also be impacted by legislative or regulatory developments and associated legal rulings. For example, the final rules for the Cures Act, which are described in detail in Part I, Item 1. Business of this Form 10-K under the heading "Government Regulation—21st Century Cures Act," broadened ESRD patient access to certain enhanced benefits offered by MA plans. While these rules increased our MA plan enrollment for ESRD benefits in their first year, the potential ultimate impact of this change in benefit eligibility remains subject to change as market participants continue to adjust to this new regulatory environment. As an example, the removal of objective time and distance standards relating to network adequacy for outpatient dialysis centers for MA plans that was included in the final rules may adversely impact the number of ESRD patients that select MA plans and also may result in the Company not being an in-network provider for significant MA plans in the event MA plans attempt to use this revision to the rules to limit or restrict their networks. If kidney patients choose not to enroll in MA plans or choose to leave MA plans, whether due to network adequacy standards or otherwise, or if we fail to provide education to kidney patients in the manner specified by CMS, we could be subject to certain clinical, operational, financial and legal risks, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, recent price transparency regulations require most group health plans and health insurance issuers in the group and individual markets to make certain pricing and patient responsibility information publicly available. For further detail on these regulations see the discussion in Part I, Item 1. Business of this Form 10-K under the heading "Government Regulation—Health Plan Price Transparency Rules." On July 1, 2022, enforcement began of the requirement that plans publish machine readable files that include negotiated rates for all covered items and services with all providers and out-of-network allowed amounts. To comply with these requirements, plans have begun to publish these files and make them available to the public. The information that has been made available to date is highly diverse and complex. While the ultimate impact of these requirements remains uncertain, any changes by group health plans, health insurance issuers in the group and individual markets, or consumer choices resulting from these requirements could have a material adverse impact on our business, results of operations, and financial condition, and our reputation could be materially harmed. We could also experience a further decrease in the payments we receive for services if changes to the marketplace or the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans, or plans with lower reimbursement rates, among other things. For additional details regarding potential legislative or regulatory changes, the specific risks we face in connection with any decrease in payments we receive for services due to, for example, fewer patients being covered under commercial plans or an increase of patients covered under more restrictive commercial plans, or plans with lower reimbursement rates, please see Part I, Item 1. Business of this

Form 10-K under the heading "Government Regulation" and the discussion in the risk factor under the heading "Changes in federal and state healthcare legislation or regulations..."
In addition to the aforementioned pricing transparency rules, the government has also implemented certain additional pricing transparency requirements that apply to certain types of providers, including DaVita. Under the No Surprises Act, which went into effect January 1, 2022, certain providers, including DaVita, will be required to develop and disclose a “Good Faith Estimate” (GFE) that details the expected charges for furnishing an item or service to an uninsured or self-pay patient. The GFE must include certain specific information such as, among other things, co-provider service cost estimates, and is subject to certain format, availability and dispute resolution requirements. Similar to the aforementioned pricing transparency rules, the impact of the GFE requirements on DaVita remains uncertain at this time, in part due to ongoing rulemaking around the No Surprises Act as well as uncertainty around operational timeframes, potential penalties and patient reaction, among other things. Patient dissatisfaction with the GFE process, whether with respect to the level of charges, how such charges are communicated or otherwise, may impact patient choices and over time could have a material adverse impact on our business, results of operations and financial condition, and could materially harm our reputation.
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
Our integrated kidney care business manages patients and coordinates their care through value-based care arrangements with commercial payors and through government programs. We have continued to grow this portion of our business both with commercial payors, including as MA has expanded, and with government programs as CMS and CMMI implement new payment models focused on comprehensive and integrated kidney care. As part of our growth strategy, we have invested and expect to continue to invest substantial resources in the further development of our integrated care business and value-based care initiatives. There can be no assurances that we will be able to successfully implement our strategies with respect to integrated kidney care and value-based care in a complex, evolving and highly competitive and regulated environment, including, among other things, maintaining our existing business; recovering our investments; entering into agreements with payors, physicians, third party vendors and others on competitive terms, as appropriate, that prove actuarially sound; structuring these agreements and arrangements to comply with evolving rules and regulations, including, among other things, rules and regulations related to fraud and abuse and the use of protected health information. Implementing our expanded integrated kidney care strategies and value-based care initiatives at scale also increases certain execution and compliance risks associated with developing our operational, IT, billing and telehealth systems, including our ability to accurately capture relevant patient care data, among other things. For additional details on risks associated with information systems and new technology generally, see the risk factor under the heading "Failing to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely..."
New entrants are aggressively pursuing opportunities to participate in the new CMMI payment models or otherwise establish value-based care programs, and with increasing investment and funding, these new entrants may adopt strategies that increase our costs to participate in these payment models and/or adversely impact our ability to enter into competitive arrangements with payors, physicians and hospitals. For additional detail on our evolving competitive environment, see the risk factor under the heading "If we are unable to compete successfully..." If any of these or other of our integrated kidney care and value-based care initiatives are unsuccessful, it could result in a loss of our investments and have a material adverse effect on our growth strategy, could adversely impact our business, results of operations, financial condition and cash flows, and could materially harm our reputation.
In addition, future legislative or regulatory action related to, among other things, integrated kidney care, including among others, CMMI, and/or full capitation demonstration for ESRD may impact our ability to provide a competitive and successful integrated care program at scale. There can be no assurances that any other legislation or regulation that aligns with our strategy and investments will be passed into law or enacted, and the ongoing COVID-19 pandemic may delay the progress of such initiatives. Additionally, the ultimate terms and conditions of any potential legislative or regulatory action impacting integrated kidney care, full capitation demonstrations or the existing CMMI program remain unclear. For example, our costs of care could exceed our associated reimbursement rates under such legislation. Irrespective of whether such laws are passed or regulations enacted, there can be no assurances that we will be able to successfully execute on the required strategic initiatives that would allow us to provide a competitive and successful integrated care program on a broad scale, and in the desired time frame. Any failure on our part to adequately implement strategic initiatives to adjust to any marketplace developments resulting from executive, legislative, regulatory or administrative changes could have a material adverse impact on our business.
If we are not able to successfully implement our strategy with respect to home-based dialysis, including maintaining our existing business and further developing our capabilities in a complex and highly regulated environment, it could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation.
Our home-based dialysis services, which include home hemodialysis and peritoneal dialysis (PD), represented approximately 18% of our U.S. dialysis patient services revenues for the year ended December 31, 2022, and have increasingly become an important part of our overall strategy. In addition, home-based dialysis recently has been the subject of increased political and industry focus. For example, in connection with the 2019 Executive Order, HHS set out specific goals related to home dialysis and CMMI’s ESRD Treatment Choices (ETC) mandatory payment model and voluntary payment models included new incentives to encourage dialysis at home. More recently, CMS finalized changes to the ETC model and other regulations to encourage dialysis facilities and healthcare providers to seek to decrease disparities in health equity across racial and socioeconomic status in rates of home dialysis and kidney transplants among ESRD patients. We are a leader in home-based dialysis and have made investments in processes and infrastructure to continue to grow this modality. There are, however, risks associated with this growth, including, among other things, financial, legal and operational risks related to our ability to design and develop infrastructure and to plan for capacity in a modality that is part of an evolving marketplace. We may also be subject to associated risks related to our ability to successfully manage related operational initiatives, find, train and retain appropriate staff, contract with payors for appropriate reimbursement, and maintain processes to adhere to the complex regulatory and legal requirements, including without limitation those associated with billing Medicare. For additional detail on risks associated with operating in a highly regulated environment, see the risk factor under the heading "Our business is subject to a complex set of governmental laws, regulations and other requirements..." In addition to the above risks, certain risks inherent to home-based dialysis will increase as we expand our home-based dialysis offerings, including risks related to managing transitions between in-center and home-based dialysis, billing and telehealth systems, among others. For additional detail on risks associated with information systems and new technology generally, see the risk factor under the heading "Failing to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely..."
An increased focus on home-based dialysis is also indicative of the generally evolving market for kidney care. This developing market may create additional opportunities for competition with relative ease of entry, and if we are unable to successfully adapt to these or other marketplace developments, which, among other things, may include regulatory changes with respect to conditions of coverage, in a timely and compliant manner, we may experience a material adverse impact on our growth in home-based dialysis or a reduction in our overall number of patients, among other things. Our response to the COVID-19 pandemic has also required us to impose certain operational restrictions that may adversely impact certain home-based dialysis initiatives, and the extent of this impact may depend on the severity or duration of the pandemic, among other things. For additional detail on the competitive landscape in kidney care, see the risk factor under the heading "If we are unable to compete successfully..." and for additional detail on the impact of COVID-19 on our home-based dialysis business, see the risk factor under the heading "Macroeconomic conditions and global events..." If we are not able to successfully implement our strategy with respect to home-based dialysis, including maintaining our existing business and further developing our capabilities in a complex and highly regulated environment, it could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation.
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

Under the ESRD Prospective Payment System (PPS), bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility's performance in specified quality measures set annually by CMS through the ESRD Quality Incentive Program, which was established by the Medicare Improvements for Patients and Providers Act of 2008. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors. In addition, the ESRD PPS is subject to rebasing, which can have a positive financial effect, or a negative one if the government fails to rebase in a manner that adequately addresses the costs borne by dialysis facilities. Similarly, as new drugs, services or labs are added to the ESRD bundle, CMS' failure to adequately calculate or fund the costs associated with the drugs, services or labs could have a material adverse effect on our business, results of operations, financial condition and cash flows. In certain instances, new injectable, intravenous or oral products may be reimbursed separately from the bundled payment for a defined period of time through a transitional drug add-on payment adjustment (TDAPA). For a discussion of certain risks associated with this transitional pricing process, see the risk factor under the heading, "Changes in clinical practices, payment rates or regulations impacting pharmaceuticals and/or devices..."
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
•Risk of continued federal budget sequestration cuts or other disruptions in federal government operations and funding. As a result of the Budget Control Act of 2011, the Bipartisan Budget Act (BBA) and the CARES Act, an annual 2% reduction to Medicare payments took effect on April 1, 2013, and has been extended through 2030. These across-the-board spending cuts have affected and will continue to adversely affect our business, results of operations, financial condition and cash flows. Any extended disruption in federal government operations and funding, including an extended government shutdown, U.S. government debt default and/or failure of the U.S. government to enact annual appropriations could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, disruptions in federal government operations may delay or negatively impact regulatory approvals and guidance that are important to our operations, and create uncertainty about the pace of upcoming regulatory developments.
•Risk that failure to adequately develop and maintain our clinical or other operational systems or failure of our clinical or operational systems to operate effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows. For example, in connection with claims for which at least part of the government's payments to us is based on clinical performance or patient outcomes or co-morbidities, if our clinical systems fail to accurately capture the data we report to CMS or we otherwise have data integrity issues with respect to the reported information, we might be over-reimbursed by the government, which could, among other things, subject us to liability exclusion from participation in federal healthcare programs and penalties under the federal Civil Monetary Penalty statute, and could adversely impact our reputation.

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
In addition to the above risks under the current Medicare ESRD program, changing legislation and other regulatory and executive developments have led and may continue to lead to the emergence of new models of care and other initiatives in both the government and private sector that, among other things, may impact the structure of, and payment rates under, the Medicare ESRD program. Moreover, the number of our patients with primary Medicare coverage may be subject to change, particularly with the effectiveness of the Cures Act, which allows Medicare-eligible individuals with ESRD to enroll in MA managed care plans. For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations or failing to adequately implement strategic initiatives to adjust to marketplace developments, see the risk factors above under the headings "Our business is subject to a complex set of governmental laws, regulations and other requirements...;" and "Changes in federal and state healthcare legislation or regulations..."
Primary coverage for a significant number of our patients also comes from state Medicaid programs partially funded by the federal government as well as other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA). As state governments and other governmental organizations face increasing financial hardship and budgetary pressure, including as a result of the COVID-19 pandemic or changes in the political environment, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions, such as the VA's adoption of Medicare's bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 3% of our U.S. dialysis patient services revenues for the year ended December 31, 2022 were generated by the VA. In addition, in 2019, we entered into a Nationwide Dialysis Services contract with the VA that includes five separate one-year renewal periods throughout the term of the contract. The term structure is similar to our prior five-year agreement with the VA, and is consistent with VA practice for similar provider agreements. With this contract award, the VA has agreed to keep our percentage of Medicare reimbursement consistent with that under our prior agreement with the VA during the term of the contract. As with that prior agreement, this agreement provides the VA with the right to terminate the agreements without cause on short notice, among other things. Should the VA renegotiate, not renew or cancel these agreements for any reason, we may cease accepting patients under this program and may be forced to close centers or experience lower reimbursement rates, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We face increasing labor costs generally, and in particular, we continue to face increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel that has been exacerbated by the ongoing COVID-19 pandemic and recent developments in the labor market. As referenced above, the current labor market is challenging and continues to experience volatility, uncertainty and labor supply shortages, particularly in healthcare. Our business is labor intensive, and our financial and operating results have been and continue to be sensitive to variations in labor-related costs, productivity and the number of pending or potential claims against us related to labor and employment practices. We have incurred and expect to continue to incur increased labor costs and experience staffing challenges, including without limitation those related to COVID-19, the ultimate extent of which will depend on the severity and duration of the pandemic and ancillary impacts on the economy and labor market, among other things. For additional discussion of the risks facing us related to the current labor environment and COVID-19, see the risk factor under the heading "Macroeconomic conditions and global events..." Additionally, to the extent that general inflationary pressures continue or further increase, this may in turn increase our labor and supply costs at a rate that outpaces the Medicare or any other rate increases we may receive.
We compete for nurses with hospitals and other healthcare providers. The ongoing nursing shortage may limit our ability to expand our operations. Furthermore, changes in certification requirements can impact our ability to maintain sufficient staff levels, including to the extent our teammates are not able to meet new requirements, among other things. In addition, if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth may be negatively impacted, which could adversely affect our business, results of operations, financial condition and cash flows. For example, in 2022, we did experience elevated rates of teammate turnover, which led to increased training costs and costs related to contract labor, among other things. We also face competition in attracting and retaining talent for key leadership positions. If we are unable to attract and retain qualified individuals, we may experience disruptions in our business operations, including, without limitation, our ability to achieve strategic goals, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
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
We must comply with numerous federal and state laws and regulations in both the U.S. and the foreign jurisdictions in which we operate governing the collection, dissemination, access, use, security and privacy of PHI, including, without limitation, HIPAA and its implementing privacy, security, and related regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH) and collectively referred to as HIPAA. We are also required to report known breaches of PHI and other certain personal information consistent with applicable breach reporting requirements set forth in applicable laws and regulations. From time to time, we may be subject to both federal and state inquiries or audits related to HIPAA, HITECH and other state privacy laws associated with complaints, desk audits, and data breaches. Requirements under HIPAA also continue to evolve. If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information, including PHI, or financial information or payroll data on our behalf, properly maintain the integrity of our data, protect our proprietary rights, or defend against cybersecurity attacks, it could materially harm our reputation and/or have a material adverse effect on our business, results of operations, financial condition and cash flows. These risks may be intensified to the extent that the laws change or to the extent that we increase our use of third-party service providers that utilize sensitive personal information, including PHI, on our behalf.
Data protection laws are evolving globally, and may continue to add additional compliance costs and legal risks to our international operations. For more details on certain international data protection laws and regulations affecting our business, see Part I, Item 1. Business of this Form 10-K under the heading "Government Regulation." The costs of compliance with, and other burdens imposed by these international data protection laws and regulations including, among others, the General Data Protection Regulation (GDPR) in the EU and UK, and other new laws, regulations and policies implementing these regulations may impact our international operations and may limit the ways in which we can provide services or use personal data collected while providing services.
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
Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information, including, among others, PHI, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business, results of operations, financial condition, and cash flows and materially harm our reputation. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications. The occurrence of any of these events could, among other things, result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems and liability under privacy and security laws, all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows, or materially harm our reputation and trigger regulatory actions and private party litigation. If we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and relationships with our patients, physicians, vendors and other business partners would be harmed, and our business, results of operations, financial condition and cash flows could be materially and adversely affected. Failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or to defend against cybersecurity attacks, could subject us to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly, and could further result in a material adverse effect on our business, results of operations, financial condition and cash flows or harm our reputation. As malicious cyber activity escalates, including activity that originates outside of the U.S., and as we continue with certain remote work arrangements and a broadened technology footprint, the risks we face relating to transmission of data and our use of service providers outside of our network, as well as the storing or processing of data within our network, have intensified. There have been increased international, federal and state and other privacy, data protection and security enforcement efforts and we expect this trend to continue. While we plan to maintain cyber liability insurance, there can be no assurance that we will successfully be able to obtain such insurance on terms and conditions that are favorable to us or at all.

Additionally, any cyber liability insurance may not cover us for all types of losses or harms and may not be sufficient to protect us against the amount of all losses.
If certain of our suppliers do not meet our needs, if there are material price increases on supplies, if we are not reimbursed or adequately reimbursed for drugs we purchase or if we are unable to effectively access new technology or superior products, it could negatively impact our ability to effectively provide the services we offer and could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation. We are also subject to the risk associated with our increased reliance on third party service providers.
We have significant suppliers, with a substantial portion of our total vendor spend concentrated with a limited number of third party suppliers. These third party suppliers include, without limitation, suppliers of pharmaceuticals or clinical products that may be the primary source of products critical to the services we provide, or to which we have committed obligations to make purchases, sometimes at particular prices. We and other dialysis providers have experienced supply chain shortages with respect to certain of our equipment and clinical supplies, such as dialysate, which is the fluid solution used in hemodialysis to filter toxins and fluid from the blood, and in certain cases, we have had to make significant operational changes in response. Separately, the ongoing COVID-19 pandemic also has resulted in global supply chain challenges and has materially impacted global supply chain reliability, as further described in the risk factor under the heading, "Macroeconomic conditions and global events..."
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
We also rely increasingly on third party service providers to perform certain functions, including, among others, finance and accounting and information technology functions. This reliance subjects us to risks arising from the loss of control over these services, changes in pricing that may affect our operating results, and potentially, termination of provisions of these services by our providers. There can be no assurance that our third party service providers will provide, or continue to provide, the level of services we require. Any failure by our third party service providers to adequately perform their obligations could negatively impact our ability to effectively execute certain important corporate functions and have a material adverse effect on our business, results of operations, financial condition and cash flows.
Changes in clinical practices, payment rates or regulations impacting pharmaceuticals and/or devices could have a material adverse effect on our business, results of operations, financial condition, and cash flows and negatively impact our ability to care for patients.
Medicare bundles certain pharmaceuticals into the ESRD PPS payment rate at industry average doses and prices. Variations above the industry average may be subject to partial reimbursement through the PPS outlier reimbursement policy. Changes to industry averages, which can be caused by, among other things, changes in physician prescribing practices, including in response to the introduction of new drugs, treatments or technologies, changes in best and/or accepted clinical practice, changes in private or governmental payment criteria regarding pharmaceuticals and/or devices, or the introduction of administration policies may negatively impact our ability to obtain sufficient reimbursement levels for the care we provide, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Physician practice patterns, including their independent determinations as to appropriate pharmaceuticals and dosing, are subject to change, including, for example, as a result of changes in labeling of pharmaceuticals or the introduction of new pharmaceuticals. Additionally, commercial payors have increasingly examined their administration policies for pharmaceuticals and, in some cases, have modified those policies. If such policy and practice trends or other changes to private and governmental payment criteria make it more difficult to preserve our margins per treatment, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. Further, increased utilization of certain pharmaceuticals whose costs are included in a bundled reimbursement rate, or decreases in reimbursement for pharmaceuticals whose costs are not included in a bundled reimbursement rate, could also have a material adverse effect on our business, results of operation, financial condition and cash flows.
Regulations and processes impacting reimbursement for pharmaceuticals and/or devices and any changes thereto could similarly affect our operating results. Among other things, as new kidney care drugs, treatments or technologies are introduced over time, we expect that the use of transitional payment adjustments to incorporate certain of these new drugs, treatments or technologies as defined by the CMS policy into the bundled Medicare Part B ESRD payment may lead to fluctuations in associated levels of operating income and risk that the reimbursement levels of such drugs, treatments or technologies may not adequately cover our cost to obtain the drug or other associated costs. Drivers of these risks include, among other things, the risk that CMS may not provide adequate funding in the Medicare Part B ESRD payment in the post-transitional period or such items are not covered by transitional add on pricing, in which case there may be less clarity on the reimbursement, either of which may in turn materially adversely impact our business, results of operations, financial condition and cash flows. For example, in the event that a hypoxia-inducible factor (HIF) product is approved by the FDA we expect that HIF products will be subject to a TDAPA period prior to being incorporated into the payment bundle. We are developing operational and clinical processes designed to provide the drug as may be required under the applicable regulations and as may be prescribed by physicians and also are working to contract with manufacturers of drug(s) to establish terms and access to the product, as well as payors, as applicable, for reimbursement and/or administration of the drug. While the timing and details of a potential approval, including the contents of the applicable FDA label, remain uncertain, if HIF products are approved, we could experience significant fluctuations in our associated levels of operating income and could be subject to material financial, operational and/or legal risk if we are not adequately reimbursed for the cost of the drug, if we are unable to implement effective and appropriate operational measures to distribute the drug, if we fail to implement appropriate storage and diversion controls or if we cannot obtain competitive pricing for the HIF, the aggregate impact of these risks could have a material adverse effect on our business, results of operation, financial condition and cash flows.
Similar operating and clinical rigor and appropriate processes will be needed for other potential new drugs, treatments or technologies that are approved and come onto the market, as well as for drugs, treatments or technologies that we contract to receive from different suppliers. In 2022, for example, a new medication that assists with uremic pruritus in dialysis patients was available to patients, and we began our transition to our new ESA contract. In both cases, we developed systems and processes for all facets of operationalizing the availability and reimbursement of each medication. We anticipate other drugs and/or biologics to continue to come onto the market in subsequent years. Any failure to successfully contract with manufacturers for competitive pricing, failure to successfully contract with the government or other payors for appropriate reimbursement, or failure to prepare, develop and implement processes that provide for appropriate availability and use in our clinics in compliance with applicable laws, including those related to controlled substances, could have a material adverse impact on our business, results of operations, financial condition and cash flows.
We may also be subject to increased inquiries or audits from a variety of governmental bodies or claims by third parties related to pharmaceuticals, which would require management's attention and could result in significant legal expense. Any negative findings could result in, among other things, substantial financial penalties or repayment obligations, the imposition of certain obligations on and changes to our practices and procedures as well as the attendant financial burden on us to comply with the obligations, or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation. For additional details, see the risk factor under the heading "Our business is subject to a complex set of governmental laws, regulations and other requirements..."
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
Competition for relationships with certain referral sources, including nephrologists and hospitals, in existing and expanding geographies or areas is intense, and we continue to face intense competition from large and medium-sized providers, among others, which compete directly with us for physicians qualified to serve as medical directors, for limited acquisition targets and for individual patients. In addition to these large and medium-sized competitors with substantial financial resources and other established participants in the dialysis space, we also compete with individual nephrologists who have opened their own dialysis units or facilities. Our largest competitor, Fresenius Medical Group, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers, which may, among other things, give it cost advantages over us because of its ability to manufacture its own products.
We continuously compete for maintaining or developing relationships with physicians that can serve as medical directors at our centers. Physicians, including medical directors, choose where they refer their patients, and neither of our current or former medical directors have an obligation to refer their patients to our centers. Certain physicians prefer to have their patients treated at dialysis centers where they or other members of their practice supervise the overall care provided as medical director of the center. As a result, referral sources for many of our centers include the physician or physician group providing medical director services to the center. Moreover, because Medicare regulations require medical directors for each of our Medicare certified dialysis centers, our ability to operate our centers depends in part on our ability to secure medical director agreements with a sufficient number of nephrologists. Our medical director contracts are for fixed periods, generally ten years, and at any given time a large number of them could be up for renewal at the same time. Medical directors have no obligation to extend their agreements with us and, under certain circumstances, our former medical directors may choose to provide medical director services for competing providers or establish their own dialysis centers in competition with ours. If we are unable to contract with nephrologists to provide medical director services, then we may be unable to satisfy the federal Medicare requirements associated with medical directors and to operate our centers. The aging of the nephrologist population and opportunities presented by our competitors may negatively impact a medical director's decision to enter into or extend his or her agreement with us. In addition, if the terms of any existing agreement are found to violate applicable laws, there can be no assurances that we would be successful in restructuring the relationship, which would lead to the early termination of the agreement. If we are unable to obtain qualified medical directors to provide supervision of the operations and care provided at our dialysis centers, it could affect not only our ability to operate the center and for other physicians to feel confident in referring patients to our dialysis centers. If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to law, rule or regulation, new competition, a perceived decrease in the quality of service levels at our centers or other reasons, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, as we continue to expand our offerings across the kidney care continuum, our ability to enter into and maintain integrated kidney care relationships with payors, physicians and other providers may have an impact on dialysis patient retention and the continued referrals of patients from referral sources such as hospitals and nephrologists. This environment is highly competitive and has been evolving. For example, there have been a number of announcements, initiatives and capital raises by non-traditional dialysis providers and others, which relate to entry into the dialysis and pre-dialysis space, the development of innovative technologies, or the commencement of new business activities that could be transformative to the industry. Some of these new entrants have considerable financial resources. Although these and other potential competitors may face operational or financial challenges, the evolving nature of the dialysis and pre-dialysis marketplaces have presented some opportunities for relative ease of entry for these and other potential competitors. As a result, we may compete with these smaller or non-traditional providers or others in an asymmetrical environment with respect to data and regulatory requirements that we face as an ESRD service provider, thereby negatively impacting our ability to effectively compete. These and other factors have continued to drive change in the dialysis and pre-dialysis space, and if we are unable to successfully adapt to these dynamics, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. As an example, new entrants are aggressively pursuing opportunities to participate in the new CMMI payment models or otherwise establish value-based care programs, and increasing investment in and availability of funding to new entrants in the dialysis and pre-dialysis marketplace that are not subject to the same regulatory restrictions as the Company, could adversely impact our ability to enter into competitive arrangements.
Each of the aforementioned competitive pressures and related risks may be impacted by a continued decline in the rate of growth of the ESRD patient population, higher mortality rates for dialysis patients or other reductions in demand for dialysis treatments, whether due to the development of innovative technologies or otherwise. The recent 2022 annual data report from the United States Renal Data System (USRDS) suggests that the rate of growth of the ESRD patient population is declining relative to long-term trends. A number of factors may impact ESRD growth rates, including, without limitation, the aging of the U.S. population, incidence rates for diseases that cause kidney failure such as diabetes and hypertension, transplant rates, mortality rates for dialysis patients or CKD patients and growth rates of minority populations with higher than average incidence rates of ESRD. Certain of these factors, in particular the mortality rates for dialysis patients, have been impacted by the COVID-19 pandemic. The magnitude of these cumulative COVID-19 related impacts on our patient census and treatment volumes has been material and depending on the ultimate severity and duration of the pandemic, could continue to be material. While we have continued efforts to seek growth opportunities, such as by expanding our business into various international markets, we face ongoing competition from large and medium-sized providers, among others, for acquisition targets in those markets. Providers may reduce pricing in an attempt to capture more volume in the face of declining ESRD patient growth. Any failure on our part to appropriately adjust our business and operations in light of these complicated marketplace dynamics could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.

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
The U.S. integrated kidney care, U.S. other ancillary services and international operations that we operate or invest in now or in the future may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, our business, results of operations, financial condition and cash flows may be negatively impacted and we may have to write off our investment and incur other exit costs.
Our U.S. integrated kidney care and U.S. other ancillary services are subject to many of the same risks, regulations and laws, as described in the risk factors related to our dialysis business set forth in Part I, Item 1A. of this Form 10-K, and are also subject to additional risks, regulations and laws specific to the nature of the particular strategic initiative. We have added, and expect to continue to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare products or services not directly related to dialysis. Many of these initiatives require or would require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable in the expected timeframe or at all. There can be no assurance that any such strategic initiative will ultimately be successful. Any significant change in market conditions or business performance, including, without limitation, as a result of the COVID-19 pandemic, or in the political, legislative or regulatory environment, may impact the performance or economic viability of any of these strategic initiatives.
If any of our U.S. integrated kidney care, U.S. ancillary services or international operations are unsuccessful, it may have a negative impact on our business, results of operations, financial condition and cash flows, and if we determine to exit that line of business we may incur significant termination costs. For discussion of risks and potential impacts specific to our integrated kidney care business and related growth strategy, see the risk factor under the heading "If we are not able to successfully implement our strategy with respect to our integrated kidney care and value-based care initiatives..." In addition, we may incur material write-offs or impairments of our investments, including, without limitation, goodwill or other assets, in one or more of our U.S. integrated kidney care, U.S. ancillary services or international operations. In that regard, we have taken, and may in the future take, impairment and restructuring charges in addition to those described above related to our U.S. integrated kidney care, U.S. ancillary services and international operations, including, without limitation, in our prior pharmacy businesses.
Expansion of our operations to and offering our services in markets outside of the U.S., and utilizing third-party suppliers and service providers operating outside of the U.S., subjects us to political, economic, legal, operational and other risks that could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
We are continuing to expand our operations by offering our services and entering new lines of business in certain markets outside of the U.S., and we have increased our utilization of third-party suppliers and service providers operating outside of the U.S., which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include those relating to:
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
•failure to comply with U.S. laws, such as the FCPA, or local laws that prohibit us, our partners, or our partners' or our agents or intermediaries from making improper payments to foreign officials or any third party for the purpose of obtaining or retaining business; and
•data and privacy restrictions, among other things.
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
Our business depends significantly on effective information systems. Our information systems require an ongoing commitment of significant resources to maintain, upgrade and enhance existing systems and develop or contract for new systems in order to keep pace with continuing changes in information processing technology, emerging cybersecurity risks and threats, evolving industry, legal and regulatory standards and requirements, new models of care, and other changes in our business, among other things. For example, the provisions related to data interoperability, information blocking, and patient access in the Cures Act and No Surprises Act include, among other things, changes to the Office of the National Coordinator for Health Information Technology’s (ONC's) Health IT Certification Program and requirements that CMS-regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces (APIs) that connect to provider electronic health records. We have made and expect to continue to make significant investments in updating and integrating our clinical IT systems and continuing to build our data interoperability capabilities. Any failure to adequately comply with these and other provisions related to data interoperability, information blocking, and patient access may, among other things, result in fines and sanctions, adversely impact our Medicare business, our ability to scale our integrated care business and our ability to compete with certain smaller and/or non-traditional providers taking advantage of an asymmetrical environment with respect to data and/or regulatory requirements given our status as an ESRD service provider; or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. Rulemaking in these areas is ongoing, and there can be no assurances that the implementation of planned enhancements to our systems, such as our implementation of these data interoperability provisions or our other ongoing efforts to upgrade and better integrate our clinical systems, will be successful once the regulatory environment settles or that we will ultimately realize anticipated benefits from investments in new or existing information systems. In addition, we may from time to time obtain significant portions of our systems-related support, technology or other services from independent third parties, which may make our operations vulnerable if such third parties fail to perform adequately.
Failure to successfully implement, operate and maintain effective and efficient information systems with adequate technological capabilities, deficiencies or defects in the systems and related technology, or our failure to efficiently and effectively implement ongoing system upgrades or consolidate our information systems to eliminate redundant or obsolete applications, could result in increased legal and compliance risks and competitive disadvantages, among other things, which could have a material adverse effect on our business, financial condition, results of operations and reputation. For additional information on the risks we face in a highly competitive market, see the risk factor under the heading, "If we are unable to compete successfully..." If the information we rely upon to run our business was found to be inaccurate or unreliable or if we or third parties on which we rely fail to adequately maintain information systems and data integrity effectively, whether due to software deficiencies, human coding or implementation error or otherwise, we could experience difficulty meeting clinical outcome goals, face regulatory problems, including sanctions and penalties, incur increases in operating expenses or suffer other adverse consequences, any of which could be material. Moreover, failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or information systems and data hosted by third parties upon which we rely, could subject us to severe consequences as described in the risk factor under the heading "Privacy and information security laws are complex..."
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
In the clinical environment, a failure of our clinical systems, or the systems of our third-party service providers, to operate effectively could have a material adverse effect on our business, the clinical care provided to patients, results of operations, financial condition and cash flows. For example, in connection with claims for which at least part of the government's payments to us is based on clinical performance or patient outcomes or co-morbidities, if relevant clinical systems fail to accurately capture the data we report to CMS or we otherwise have data integrity issues with respect to the reported information, this could impact our payments from government payors.
Additionally, we expect the highly competitive environment in which we operate to become increasingly more competitive as the market evolves and new technologies are introduced. This dynamic environment requires continuous investment in new technologies and clinical applications. Machine learning and artificial intelligence are increasingly driving innovations in technology, and parts of our operations may employ robotics. If these technologies or applications fail to operate as anticipated or do not perform as specified, including due to potential design defects and defects in the development of algorithms or other technologies, human error or otherwise, our clinical operations, business and reputation may be harmed. If we are unable to successfully maintain, enhance or operate our information systems, including through the implementation of such technologies or applications in our clinical operations and laboratory, we may be, among other things, unable to efficiently adapt to evolving laws and requirements, unable to remain competitive with others who successfully implement and advance this technology, subject to increased risk under existing laws, regulations and requirements that apply to our business, and our patients' safety may be adversely impacted, any of which could have a material adverse impact on our business, results of operations and financial condition and could materially harm our reputation. For additional detail, see the discussion in the risk factor under the heading "Our business is subject to a complex set of governmental laws, regulations and other requirements..."
We may engage in acquisitions, mergers, joint ventures, noncontrolling interest investments, or dispositions, which may materially affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business, and, under certain circumstances, could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
Our business strategy includes growth through acquisitions of dialysis centers and other businesses, as well as through entry into joint ventures. We may engage in acquisitions, mergers, joint ventures or dispositions or expand into new business lines or models, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business. For example, in 2022 we entered into an agreement with Medtronic, Inc. and one of its subsidiaries (collectively, Medtronic) to form a new, independent kidney care-focused medical device company (NewCo). The transaction is expected to close in 2023, subject to customary closing conditions and regulatory approvals, and is expected to require us to make significant cash investments to help fund the business and fund additional consideration to Medtronic in certain circumstances. See the discussion under "Off-balance sheet arrangements and aggregate contractual obligations" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
There can be no assurance that we will be able to identify suitable acquisition or joint venture targets or merger partners or buyers for dispositions or that, if identified, we will be able to agree to acceptable terms or on the desired timetable. There can also be no assurance that we will be successful in completing any acquisitions, joint ventures, mergers or dispositions that we announce, executing new business lines or models or integrating any acquired business into our overall operations. There is no guarantee that we will be able to operate acquired businesses successfully as stand-alone businesses, or that any such acquired business will operate profitably or will not otherwise have a material adverse effect on our business, results of operations, financial condition and cash flows or materially harm our reputation. In addition, acquisition, merger or joint venture activity conducted as part of our overall growth strategy is subject to antitrust and competition laws, and antitrust regulators can investigate future (or pending) and consummated transactions. These laws could impact our ability to pursue these transactions, and under certain circumstances, could result in mandated divestitures, among other things. If a proposed transaction or series of transactions is subject to challenge under antitrust or competition laws, we may incur substantial legal costs, management’s attention and resources may be diverted, and if we are found to have violated these or other related laws, regulations or requirements, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation and stock price. For additional detail, see the risk factor under the heading "Our business is subject to a complex set of governmental laws, regulations and other requirements..." Further, we cannot be certain that key talented individuals at the business being acquired will continue to work for us after the acquisition or that they will be able to continue to successfully manage or have adequate resources to successfully operate any acquired business. In addition, certain of our acquired dialysis centers and facilities have been in service for many years, which may result in a higher level of maintenance costs. Further, our facilities, equipment and information technology may need to be improved or renovated to maintain or increase operational efficiency, compete for patients and medical directors, or meet changing regulatory requirements. Increases in maintenance costs and/or capital expenditures could have, under certain circumstances, a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Additionally, joint ventures or noncontrolling interest investments, including, without limitation, our Asia Pacific joint venture, inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or noncontrolling interest investment. In addition, we may be dependent on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partner, controlling shareholders or management may require us to make capital contributions or necessitate other payments, result in litigation or regulatory action against us, result in reputational harm to us or adversely affect the value of our investment or partnership, among other things. In addition, we have potential obligations to purchase the interests held by third parties in many of our joint ventures as a result of put provisions that are exercisable at the third party's discretion within specified time periods, pursuant to the applicable agreement. If these put provisions were exercised, we would be required to purchase the third party owner's equity interest, generally at the appraised market value. There can be no assurances that these joint ventures and/or noncontrolling interest investments, including, without limitation, our Asia Pacific joint venture, ultimately will be successful.
If our joint ventures were found to violate the law, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
As of December 31, 2022, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 28% of our U.S. dialysis revenues for the year ended December 31, 2022. In addition, we also owned noncontrolling equity investments in several other dialysis related joint ventures. We expect to continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. Our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, however, and therefore are susceptible to government scrutiny. Additionally, our joint ventures and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. If our joint ventures are found to violate applicable laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation. For additional information on these risks, see the risk factors under the headings "Our business is subject to a complex set of governmental laws, regulations and other requirements...;" and "We may engage in acquisitions, mergers, joint ventures, noncontrolling interest investments, or dispositions..."
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
If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to adequately pursue or fulfill our goals and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to other risks, which under certain circumstances could be material. If we are not able to adequately recognize and respond to the rapid and ongoing developments and governmental and social expectations relating to ESG matters, this failure could result in missed corporate opportunities, additional regulatory, social or other scrutiny of us, the imposition of unexpected costs, or damage to our reputation with governments, patients, teammates, third parties and the communities in which we operate, which in turn could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline.
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
There are significant risks associated with estimating the amount of U.S. dialysis net patient services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for approximately 199,400 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient's commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis patient services revenues estimating risk to be within 1% of revenues for the segment. If our estimates of U.S. dialysis patient services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our business, results of operations, financial condition and cash flows.
General Risk Factors
The level of our current and future debt could have an adverse impact on our business, and our ability to generate cash to service our indebtedness and for other intended purposes and our ability to maintain compliance with debt covenants depends on many factors beyond our control.
We have a substantial amount of indebtedness outstanding and we may incur substantial additional indebtedness in the future, including indebtedness incurred to finance repurchases of our common stock pursuant to our share repurchase authorization discussed under "Stock Repurchases" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." As described in Note 13 to the consolidated financial statements included in this report, we are party to a senior secured credit agreement (the Credit Agreement), which consists of an up to $1 billion secured revolving line of credit, a secured term loan A facility and a secured term loan B-1 facility. Our long-term indebtedness also includes $4.250 billion aggregate principal amount of senior notes.
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
Our indebtedness levels and the required payments on such indebtedness may also be impacted by developments related to LIBOR replacement. The variable interest rates payable under our senior secured credit facilities have historically been linked to LIBOR as the benchmark for establishing such rates. We expect that the LIBOR benchmark will cease to exist after June 30, 2023. Our senior secured credit facilities include mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR and through this mechanism or other amendments or agreements with our lenders we expect to reference a replacement index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities (Secured Overnight Financing Rate or SOFR) or a variation thereof; however, no assurance can be made that we and our lenders, or any lenders in a subsequent refinancing of our credit facilities, will agree on such an alternative rate and, even if agreed upon, such alternative rate may not perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect, which could impact our cost of capital.
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
We are subject to tax laws and regulations of the U.S. federal, state and local governments as well as various foreign jurisdictions. We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. As the tax rates vary among jurisdictions, a change in earnings attributable to the various jurisdictions in which we operate could result in a change in our overall tax provision.
Changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. There can be no assurance that changes in tax laws or regulations, both within the domestic and foreign jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, results of operations, financial condition and cash flows. Similarly, changes in tax laws and regulations that impact our patients, business partners and counterparties or the economy may also impact our results of operations, financial condition and cash flows.
In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to material penalties and liabilities. We are regularly subject to audits by various tax authorities. For example, our current audits include an audit by the Internal Revenue Service for the years 2016–2017, and it is possible that the final determination of this and any other tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Any changes in enacted tax laws, rules or regulatory or judicial interpretations; any adverse development or outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, results of operations, financial condition and cash flows.
The effects of natural or other disasters, political instability, public health crises or adverse weather events such as hurricanes, earthquakes, fires or flooding could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Some of our operations, including our clinical laboratory, dialysis centers and other facilities, may be adversely impacted by the effects of natural or other disasters, political instability, public health crises such as global pandemics or epidemics, including the COVID-19 pandemic, or adverse weather events such as hurricanes, earthquakes, fires or flooding. Each of these effects and risks may be further intensified by the increasing impact of climate change on a global scale. In addition, these risks are particularly heightened for our patients in part because individuals with chronic illness may be more susceptible to the adverse effects of epidemics or other public health crises and also because any natural or other disaster, political instability or adverse weather event that disrupts or limits the operation of any of our centers or other facilities or services may delay or otherwise impact the critical services we provide to dialysis patients. Further, any such event or other occurrence that results in a failure of the fitness of our clinical laboratory, dialysis centers and related operations and/or other facilities or otherwise adversely impacts the safety of our teammates or patients at any of those locations could lead us to face adverse consequences, including, without limitation, the potential loss of data, including PHI or PII, compliance or regulatory investigations, any of which could materially impact our business, results of operations and financial condition, and could materially harm our reputation. For example, our clinical laboratory is located in Florida, a state that has in the past experienced and may in the future experience hurricanes. Natural or other disasters or adverse weather events could significantly damage or destroy our facilities, disrupt operations, increase our costs to maintain operations and require substantial expenditures and recovery time to fully resume operations. In addition, as the effects of climate change progressively surface, such as through potential increases in the frequency and intensity of natural or other disasters or adverse weather events or through laws or regulations adopted in response, we may face increased costs associated with operating our clinics, including, without limitation, with respect to supplies of water or energy costs.
Our presence in markets outside the U.S. may increase our exposure to these and similar risks related to natural disasters, public health crises, political instability, climate change or other catastrophic events outside our control. For additional information regarding the risks related to our international business, see the discussion in the risk factor under the heading "Expansion of our operations to and offering our services in markets outside of the U.S...."
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.        Properties.
Our corporate headquarters are located in Denver, Colorado, consisting of one owned 240,000 square foot building and one leased 345,900 square foot location. Our headquarters are occupied by teammates engaged in management, finance, marketing, strategy, legal, compliance and other administrative functions. We lease six business offices located in California, Pennsylvania, Tennessee, and Washington in the U.S. In addition, our international headquarters is located in the United Kingdom and consists of one leased business office. Our laboratory is based in Florida where we operate our lab services out of one leased building. We also lease other administrative offices in the U.S. and worldwide.
The vast majority of our U.S. outpatient dialysis centers are located on premises that we lease. We regularly own an insignificant population of properties for development, including operating outpatient dialysis centers and properties we hold for sale.
The majority of our leases for our U.S. dialysis business cover periods from five years to 15 years and typically contain renewal options of five years to ten years at the fair rental value at the time of renewal. Our leases are generally subject to fixed escalation clauses, or contain consumer price index increases. Our outpatient dialysis centers range in size from approximately 1,000 to 33,000 square feet, with an average size of approximately 7,800 square feet. Our international leases generally range from one to ten years.
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

PART II
Item 5.        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol DVA. The closing price of our common stock on January 31, 2023 was $82.39 per share. According to Computershare, our registrar and transfer agent, as of January 31, 2023, there were 6,987 holders of record of our common stock. This figure does not include the indeterminate number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.
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
Stock Repurchases
The following table summarizes our repurchases of our common stock during 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
January 1 - March 31, 2022	2,104	$110.90	2,104	$2,150,621
April 1 - June 30, 2022	3,869	95.56	3,869	$1,780,881
July 1 - September 30, 2022	2,122	87.10	2,122	$1,596,085
October 1 - December 31, 2022	—	—	—	$1,596,085
Total	8,095	$97.33	8,095
Effective on December 10, 2020, the Board terminated all remaining prior share repurchase authorizations available to the Company and approved a new share repurchase authorization of $2.0 billion. Effective on December 17, 2021, the Board increased the Company's existing authorization by $2.0 billion. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of February 22, 2023, we have a total of $1.596 billion available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations, including under the terms of our senior secured credit facilities.
Item 6.        Reserved

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, DaVita's response to and the expected future impacts of the coronavirus (COVID-19), including statements about our balance sheet and liquidity, our expenses and expense offsets, revenues, billings and collections, availability or cost of supplies, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, the availability, acceptance, impact, administration and efficacy of COVID-19 vaccines, treatments and therapies, the continuing impact on the U.S. and global economies, labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, expenses, strategic initiatives, government and commercial payment rates, expectations related to value-based care, integrated kidney care and Medicare Advantage (MA) plan enrollment and our ongoing stock repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," "could," "plan," "anticipate," "believe," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•the continuing impact of the COVID-19 pandemic, current macroeconomic and marketplace conditions, and global events, many of which are interrelated and which relate to, among other things, the impact of the COVID-19 pandemic on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition and results of operations; the government's response to the ongoing pandemic; the pandemic's continuing impact on the U.S. and global economies, labor market conditions, interest rates, inflation and evolving monetary policies; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments and therapies; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus; the continuing impact of the pandemic on our revenues and non-acquired growth due to lower treatment volumes; COVID-19's impact on the chronic kidney disease (CKD) population and our patient population including on the mortality of these patients; any potential negative impact on our commercial mix or the number of our patients covered by commercial insurance plans; continued increased COVID-19-related costs; our ability to successfully implement cost savings initiatives; supply chain challenges and disruptions; and elevated teammate turnover and training costs and higher salary and wage expense, including, among other things, increased contract wages, driven in part by persisting labor market conditions and a high demand for our clinical personnel, any of which may also have the effect of heightening many of the other risks and uncertainties discussed below, and in many cases, the impact of the pandemic and the aforementioned global economic conditions on our business may persist even after the pandemic subsides;
•the extent to which the ongoing implementation of healthcare reform, or changes in or new legislation, regulations or guidance, enforcement thereof or related litigation result in a reduction in coverage or reimbursement rates for our services, a reduction in the number of patients enrolled in or that select higher-paying commercial plans, including for example MA plans or other material impacts to our business or operations; or our making incorrect assumptions about how our patients will respond to any such developments;
•risks arising from potential changes in laws, regulations or requirements applicable to us, such as potential and proposed federal and/or state legislation, regulation, ballot, executive action or other initiatives, including without limitation those related to healthcare and/or labor matters;
•the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates; a reduction in the number or percentage of our patients under such plans, including, without limitation, as a result of restrictions or prohibitions on the use and/or availability of charitable premium assistance, which may result in the loss of revenues or patients, as a result of our making incorrect assumptions about how our patients will respond to any change in financial assistance from charitable organizations; or as a result of payors’ implementing restrictive plan designs, including, without limitation, actions taken in response to the U.S. Supreme Court’s decision in Marietta Memorial Hospital Employee Health Benefit Plan, et al. v. DaVita Inc. et al. ("Marietta"); how and whether regulators and legislators will respond to the Marietta decision including, without limitation, whether they will issue regulatory guidance or adopt new legislation; how courts will interpret other anti-discriminatory provisions that may apply to restrictive plan designs; whether there could be other potential negative impacts of the Marietta decision; and the timing of each of these items;
•our ability to attract, retain and motivate teammates and our ability to manage operating cost increases or productivity decreases whether due to union organizing activities, legislative or other changes, demand for labor, volatility and uncertainty in the labor market, the current challenging and highly competitive labor market conditions, or other reasons;
•U.S. and global economic and marketplace conditions, interest rates, inflation, unemployment, labor market conditions, and evolving monetary policies, and our ability to respond to these challenging conditions, including among other things our ability to successfully identify cost savings opportunities and to implement cost savings initiatives such as ongoing initiatives that increase our use of third-party service providers to perform certain activities, initiatives that relate to clinic optimization and capacity utilization improvement, and procurement opportunities, among other things;
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
On June 19, 2019, we completed the sale of our prior DaVita Medical Group (DMG) business to Collaborative Care Holdings, LLC, a subsidiary of UnitedHealth Group Inc. The effects of the DMG sale have been reported in discontinued operations for all periods presented and DMG is not included below in this Management's Discussion and Analysis.
We continued to experience challenges related to the coronavirus pandemic (COVID-19) and certain interrelated macroeconomic developments and conditions which negatively impacted our year-over-year revenue and treatment volumes in 2022. We also incurred higher compensation expense and advocacy spend in 2022, as well as increases in severance costs and center closures costs as we continue to focus on cost savings initiatives. In addition, 2022 was negatively impacted by our increased investment in our integrated care support functions needed to support the IKC patient growth. These negative trends were partially offset by increased U.S. dialysis average patient services revenue per treatment and continued growth in international businesses. In addition our 2022 financial performance benefited from lower pharmaceutical unit costs and intensity, health benefits expenses and medical supply expense as compared to the prior year.
Operational and financial highlights for 2022 include, among other things:
•total U.S. dialysis revenue benefited from an increase in average patient services revenue per treatment growth of $6.00 per treatment offset by a decrease in the number of treatments primarily due to increased mortality due to COVID-19's impact on our patient population;
•total revenue growth of 8.3% in our IKC business and 3.6% in our international operations;
•operating income of $1,339 million and adjusted operating income of $1,450 million;
•operating cash flows of $1,565 million and free cash flows of $817 million; and
•repurchase of 8,094,661 shares of our common stock for aggregate consideration of $788 million, and a 7.1% reduction in our share count year-over-year.
Additional highlights include:
•net decrease of 91 U.S. dialysis centers to improve center capacity and utilization, as well as a net increase of 11 international dialysis centers from acquisitions;
•continued patient growth in IKC to 42,000 patients in risk-based integrated care arrangements and an additional 15,000 patients in other integrated care arrangements; and
•the continued impact of COVID-19 and other macroeconomic conditions.
In 2023, we expect that COVID-19 and certain macroeconomic conditions will continue to impact our business and financial performance though the cumulative magnitude of these impacts remains difficult to predict and subject to significant uncertainty due to a number of factors, as described in further detail below under the heading "COVID-19, General Economic and Marketplace Conditions, and Legal and Regulatory Developments." On treatment volume, we continue to face pressure primarily driven by the impact of COVID-19 on the mortality rates of dialysis patients, as well as the direct and indirect impact of COVID-19 on our missed treatment rate and new admissions. We anticipate that this pressure also will be magnified by continued slowing industry growth and continued competitive activity in 2023. On reimbursement rate, we expect growth in aggregate, primarily due to the increase in Medicare payment rates under the ESRD Prospective Payment System as well as a continuing increase in anticipated Medicare Advantage enrollment due to the 21st Century Cures Act, partially offset by a full year of the resumption of Medicare sequestration. On cost, we continue to expect increasing pressure on wage rates and other costs due to the challenging labor market and inflationary conditions and increased severance costs as we focus on efficiencies in our administrative support functions partially offset by continued anticipated savings on pharmaceutical costs and a decrease in depreciation and amortization. We expect to incur significantly less advocacy costs in 2023 than we experienced in 2022. We also expect to continue making investments to expand our ability to offer home-based dialysis service options and further advance our integrated care and value-based care initiatives in 2023. Finally, considerable uncertainty exists surrounding the continued development of the various governmental laws, regulations and other requirements that impact our business.

The discussion below includes analysis of our financial condition and results of operations for the years ended December 31, 2022 compared to December 31, 2021. Our Annual Report on Form 10-K for the year ended December 31, 2021, includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020, in its Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
References to the "Notes" in the discussion below refer to the notes to the Company's consolidated financial statements included in this Annual Report on Form 10-K at Item 15, "Exhibits, Financial Statement Schedules" as referred from Part II Item 8, "Financial Statements and Supplementary Data."
COVID-19, General Economic and Marketplace Conditions, and Legal and Regulatory Developments
As noted above and described in further detail below, the continued impacts on our business in connection with the COVID-19 pandemic and general economic and market conditions could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, cash flows and/or liquidity. Many of these external factors and conditions are interrelated, including, among other things, supply chain challenges, inflation, rising interest rates, labor market conditions and wage pressure. Certain of these impacts could be further intensified by concurrent global events such as the ongoing conflict between Russia and Ukraine, which has continued to drive sociopolitical and economic uncertainty and volatility in Europe and across the globe.
Operational and Financial Impacts
In 2022 we continued to experience a negative impact on revenue and non-acquired growth from COVID-19 due to lower treatment volumes. As noted above, these lower treatment volumes were driven primarily by the negative impact of COVID-19 on the mortality rates of our patients, which has in turn impacted our patient census, as well as the direct and indirect impact of COVID-19 on our missed treatment rate and new admissions. We expect that the impact of COVID-19 is likely to continue to negatively impact our revenue and non-acquired growth for a period of time even as the pandemic subsides due to the compounding impact of mortalities, among other things. During 2022, lower treatment volumes were also driven in part by declining new admissions and elevated missed treatment rates. New admission rates, future revenues and non-acquired growth could also continue to be negatively impacted over time to the extent that the CKD population experiences elevated mortality levels due to the pandemic. There remains significant uncertainty as to the ultimate impact of COVID-19 on our treatment volumes, in part due to, among other things, the indeterminate severity and duration of the pandemic and the complexity of factors that may drive new admissions and missed treatment rates over time. Depending on the ultimate severity and duration of the pandemic, the magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows.
COVID-19 and other global conditions have also increased, and will continue to increase, our expenses, including, among others, staffing and labor costs. In 2022, we incurred higher than usual wage increases, and higher incentive pay. During 2022 we also incurred increased costs due to an increased utilization of contract labor, inefficient productivity and increased investment in training expenses. Each of those cost drivers were in turn primarily the result of the combination of our ongoing COVID-19-related clinical protocols and general labor, supply chain and inflationary pressures. As noted above, we expect certain of these increased costs to continue, and the cumulative impact of these costs could be material. In addition, potential staffing shortages or disruptions, if material, could ultimately lead to the unplanned closures of certain centers or adversely impact clinical operations, and may otherwise have a material adverse impact on our ability to provide dialysis services or the cost of providing those services, among other things. In 2022, we also saw a continued increase, relative to pre-pandemic conditions, in the effort and cost needed to procure certain of our equipment and clinical supplies, including pharmaceuticals and personal protective equipment (PPE), and some of which have been substantial.
The staffing and labor cost inflation described above, in addition to higher equipment and clinical supply costs, have put pressure on our existing cost structure, and as noted above, we expect that certain of those increased costs will persist as global supply chains continue to experience volatility and disruptions and as inflationary pressures and challenging labor market conditions continue. Prolonged volatility, uncertainty, labor supply shortages and other challenging labor market conditions could have an adverse impact on our growth and ability to execute on our other strategic initiatives and a material adverse impact on our labor costs. Prolonged strain on global supply chains may result in equipment and clinical supply shortages, disruptions, delays or associated price increases that could impact our ability to provide dialysis services or the cost of providing those services, among other things. Moreover, to the extent that inflationary pressure persists, this may in turn continue to increase our labor and supply costs at a rate that outpaces the Medicare or any other rate increases we may receive. In our value-based care and other programs where we assume financial accountability for total patient cost, an increase in COVID-19 rates among patients could have an impact on total cost of care. This increase may in turn impact the profitability of those programs relative to their respective funding.

As referenced above, we continue to implement cost savings opportunities to help mitigate these cost and volume pressures. These include, among other things, anticipated cost savings related to certain general and administrative cost efficiencies, such as ongoing initiatives that increase our use of third party service providers to perform certain activities, including, among others, finance and accounting functions as well as related information technology functions; initiatives relating to clinic optimization and initiatives for capacity utilization improvement; and procurement opportunities. We have incurred, and expect to continue to incur, charges in connection with the continued implementation of these initiatives, and there can be no assurance that we will be able to successfully execute these initiatives or that they will achieve expectations or succeed in helping offset the impact of these challenging conditions. Any failure on our part to adjust our business and operations in this manner, to adjust to other marketplace developments or dynamics or to appropriately implement these initiatives in accordance with applicable legal, regulatory or compliance requirements could adversely impact our ability to provide dialysis services or the cost of providing those services, among other things, and ultimately could have a material adverse effect on our business, reputation, results of operations, financial condition and cash flows.
Federal, State and Local Government Response
The government response to COVID-19 has been wide-ranging and will continue to develop over time. As a result, we may not be able to accurately predict the nature, timing or extent of the impact of such changes on the markets in which we conduct business or on the other participants that operate in those markets, or any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern our business. For example, federal COVID-19 relief legislation suspended the 2% Medicare sequestration from May 1, 2020 through March 31, 2022. The Medicare sequestration was reinstated in stages until the full 2% level was resumed as of July 1, 2022. While in effect, the suspension of sequestration significantly increased our revenues.
We believe the ultimate impact of the COVID-19 pandemic and the aforementioned general economic and marketplace conditions on the Company over time will depend on future developments that are highly uncertain and difficult to predict. With respect to COVID-19, these future developments include, among other things, the ultimate severity and duration of the pandemic; the evolution of new strains or variants of the virus that may present varying levels of infectivity or virulence; COVID-19's impact on the CKD patient population and our patient population, including on the mortality of these patients; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments and therapies; the pandemic’s continuing impact on our revenue and non-acquired growth due to lower treatment volumes; the potential negative impact on our commercial mix or the number of patients covered by commercial insurance plans; continued increased COVID-related costs; supply chain challenges and disruptions, including with respect to our clinical supplies; the responses of our competitors to the pandemic and related changes in the marketplace; the timing, scope and effectiveness of federal, state and local government responses; and any potential changes to the extensive set of federal, state and local laws, regulations and requirements that govern our business. In certain cases, the impact of the pandemic on us may persist even after the pandemic subsides. COVID-19 has also intensified certain of the aforementioned general economic and marketplace conditions and developments in the U.S. and global economies, including labor market conditions, inflation and monetary policies, among others. We expect that these conditions will continue to impact our business in 2023.
For additional discussion of the COVID-19 pandemic and our response, the various general economic and marketplace conditions that may impact our business, and the risks and uncertainties related to each of these, please see the discussion in Part I Item 1. Business under the headings, "COVID-19 and its impact on our business" and "Human Capital Management," as well as the risk factors in Part I Item 1A. Risk Factors, including, among others, the risks under the headings, "Macroeconomic conditions and global events..." and "If we are unable to compete successfully...".
Legal and Regulatory Developments
In 2022, the U.S. Supreme Court issued a decision in the matter of Marietta Memorial Hospital Employee Health Benefit Plan, et al. v. DaVita Inc., et al., a case evaluating the scope of the Medicare Secondary Payor Act (MSPA), deciding that a group health plan that provides limited benefits for outpatient dialysis, but does so uniformly for all plan participants, does not violate the terms of the MSPA because the plan treats all patients uniformly, regardless of whether a participant has ESRD and regardless of whether the participant is eligible for Medicare. For additional information, see Note 16 to the consolidated financial statements included in this report and the risk factor in Part I Item 1A. Risk Factors under the heading "If the number or percentage of patients with higher-paying commercial insurance declines..." There is significant uncertainty as to the ultimate impact of the decision, but if a significant number of commercial plans, including employer group health plans, implement or utilize plan designs that discourage or prevent ESRD patients from retaining their commercial coverage, it may lead to a decrease in the number of patients with commercial plans, the duration of benefits for patients under commercial plans and/or decrease in the payment rates we receive, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Consolidated results of operations
The following table summarizes our revenues, operating income (loss) and adjusted operating income (loss) by line of business. See the discussion of our results for each line of business following this table. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Year ended December 31,		Annual change
	2022	2021	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$10,600	$10,667	$(67)	(0.6)%
Other - Ancillary services	1,101	1,047	54	5.2%
Elimination of intersegment revenues	(91)	(95)	4	4.2%
Total consolidated revenues	$11,610	$11,619	$(9)	(0.1)%

Operating income (loss):
U.S. dialysis	$1,565	$1,975	$(410)	(20.8)%
Other - Ancillary services	(97)	(66)	(31)	(47.0)%
Corporate administrative support	(130)	(112)	(18)	(16.1)%
Operating income	$1,339	$1,797	$(458)	(25.5)%

Adjusted operating income (loss):(1)
U.S. dialysis	$1,668	$1,993	$(325)	(16.3)%
Other - Ancillary services	(89)	(66)	(23)	(34.8)%
Corporate administrative support	(129)	(112)	(17)	(15.2)%
Adjusted operating income	$1,450	$1,815	$(365)	(20.1)%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of non-GAAP measures" section below.
U.S. dialysis business
As of December 31, 2022, our U.S. dialysis business is a leading provider of kidney dialysis services, operating 2,724 outpatient dialysis centers serving a total of approximately 199,400 patients, and contracted to provide hospital inpatient dialysis services in approximately 820 hospitals. We estimate that we have approximately a 36% share of the U.S. dialysis market based upon the number of patients we serve.
Approximately 91% of our 2022 consolidated revenues were derived directly from our U.S. dialysis business. The principal drivers of our U.S. dialysis revenues include    :
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
In the U.S., government dialysis-related payment rates are principally determined by federal Medicare and state Medicaid policy. For 2022, approximately 67% of our total U.S. dialysis patient services revenues were generated from government-based programs for services to approximately 90% of our total U.S. patients. These government-based programs are principally Medicare and Medicare Advantage, Medicaid and managed Medicaid plans, and other government plans, representing approximately 57%, 7% and 3% of our U.S. dialysis patient services revenues, respectively.

On October 31, 2022, CMS issued a final rule to update the ESRD PPS payment rate and policies, as described further above. CMS estimates the final rule will affect ESRD facilities' average reimbursement by a productivity-adjusted market basket increase of 3.0% in 2023.
Dialysis payment rates from commercial payors vary and a major portion of our commercial rates are set at contracted amounts with payors and are subject to intense negotiation pressure. On average, dialysis-related payment rates from contracted commercial payors are significantly higher than Medicare, Medicaid and other government program payment rates, and therefore the percentage of commercial patients in relation to total patients represents a significant driver of our total average dialysis patient service revenue per treatment. Commercial payors (including hospital dialysis services) represent approximately 33% of U.S. dialysis patient services revenues.
For discussion of government reimbursement, the Medicare ESRD bundled payment system, Medicare Advantage and commercial reimbursement, see the discussion in Part I. Item 1. Business under the heading "U.S. dialysis business – Sources of revenue-concentrations and risks." For a discussion of operational, clinical and financial risks and uncertainties that we face in connection with the Medicare ESRD bundled payment system, see the risk factor in Part I. Item 1A. Risk Factors under the heading "Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements..." For a discussion of operational, clinical and financial risks and uncertainties that we face in connection with commercial payors, see the risk factor in Item 1A. Risk Factors under the heading "If the number or percentage of patients with higher-paying commercial insurance declines, if the average rates that commercial payors pay us declines..."
Approximately 1% of our total U.S. dialysis patient services revenues for each of the years 2022 and 2021 were associated with the administration of separately-billable physician-prescribed pharmaceuticals, the majority of which relate to the administration of calcimimetics.
We anticipate that we will continue to experience increases in our operating costs in 2023 that may outpace any net Medicare, commercial or other rate increases that we may receive, which could significantly impact our operating results. In particular, we expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, including increases in maintenance costs, regardless of whether there is a compensating inflation-based increase in Medicare, commercial or other payor payment rates. We also continue to expect to incur additional COVID-19-related costs while the pandemic continues. In addition, we expect to continue to incur capital expenditures and associated depreciation and amortization to improve, renovate and maintain our facilities, equipment and information technology to meet evolving regulatory requirements and otherwise.
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
Other cost categories that can present significant variability include insurance costs and professional fees. In addition, proposed ballot initiatives or referendums, legislation, regulations or policy changes could cause us to incur substantial costs to prepare for, or implement changes required. Any such changes could result in, among other things, increases in our labor costs or limitations on the amount of revenue that we can retain. For additional information on risks associated with potential and proposed ballot initiatives, referendums, legislation, regulations or policy changes, see the risk factor in Item 1A. Risk Factors under the heading, "Changes in federal and state healthcare legislation or regulations..."
Our average clinical hours per treatment increased in 2022 compared to 2021. We are always striving for improved productivity levels, however, changes in factors such as federal and state policies or regulatory billing requirements can lead to increased labor costs. In 2022, the demand for skilled clinical personnel continued, exacerbated by the nationwide shortage caused by the continuing COVID-19 pandemic on these resources. In 2022 and 2021, we experienced increases in our clinical labor rates of approximately 7.4% and 3.9%, respectively. We expect to continue to see higher clinical labor rates and continued use of contract labor in 2023 due to the labor market conditions and the continued competition for skilled clinical personnel. In 2022, our overall clinical teammate turnover increased from 2021. We also continue to experience increases in the infrastructure and operating costs of our dialysis centers and general increases in rent and repairs and maintenance. In 2022, we continued to implement certain cost control initiatives to help manage our overall operating costs, including labor productivity, and we expect to continue these initiatives in 2023.
Our U.S. dialysis general and administrative expenses represented 9.8% and 8.7% of our U.S. dialysis revenues in 2022 and 2021, respectively. Increases in general and administrative expenses over the last several years were primarily related to strengthening our dialysis business and related compliance and operational processes, responding to certain legal and compliance matters, professional fees associated with enhancing our information technology (IT) systems, such as our new clinical system, and more recently advocacy costs in 2022 related to countering union policy efforts and severance costs related to planned administrative efficiencies. We expect that these levels of general and administrative expenses will be impacted by lower advocacy costs in 2023 compared to 2022, continued investment in developing our capabilities and executing on our strategic priorities, as well as additional severance costs as we implement the planned administrative efficiencies, among other things.
U.S. dialysis results of operations
Treatment volume:

	Year ended December 31,		Annual change
	2022	2021	Amount	Percent
Dialysis treatments	28,954,433	29,622,188	(667,755)	(2.3)%
Average treatments per day	92,506	94,640	(2,134)	(2.3)%
Treatment days	313.0	313.0	—	—%
Normalized non-acquired treatment growth(1)	(2.0)%	(1.9)%		(0.1)%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given period versus the prior period.
Our U.S. dialysis treatment volume is directly correlated with our operating revenues and expenses. The decrease in our U.S. dialysis treatments in 2022 was primarily driven by the impact of increased mortality over recent periods on our patient population, and higher missed treatment rates, slightly offset by acquisition related growth. We believe the increased mortality rate is largely attributable to the impact of COVID-19 on our patient population.
Revenues:

	Year ended December 31,		Annual change
	2022	2021	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$10,600	$10,667	$(67)	(0.6)%
Average patient service revenue per treatment	$365.24	$359.24	$6.00	1.7%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.
U.S. dialysis average patient service revenue per treatment increased primarily driven by increases in both commercial mix and rates, an increase in the Medicare base rate in 2022, and the continued shift to Medicare Advantage plans, partially offset by the reinstatement of 1% Medicare sequestration beginning April 1, 2022 through June 30, 2022 and 2% Medicare sequestration beginning July 1, 2022 and thereafter.

Operating expenses and charges:

	Year ended December 31,		Annual change
	2022	2021	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$7,334	$7,153	$181	2.5%
General and administrative(1)	1,038	926	111	12.0%
Depreciation and amortization	691	643	48	7.5%
Equity investment income	(28)	(30)	2	6.7%
Total operating expenses and charges	$9,034	$8,692	$343	3.9%
Patient care costs per treatment	$253.31	$241.47	$11.84	4.9%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers

(1)General and administrative expenses for the year ended December 31, 2022 included advocacy costs of approximately $51 million incurred to counter union policy efforts, including a California statewide ballot initiative (CA Proposition 29).
Charges impacting operating income
Closure costs. During the year ended December 31, 2022, we incurred higher than normal charges for center capacity closures. These closures were the result of a strategic review of our outpatient clinic capacity requirements and utilization, which have been impacted both by declines in our patient census in some markets due to the COVID-19 pandemic, as well as by our initiatives toward, and advances in, increasing the proportion of our home dialysis patients.
Our 2022 charges for U.S. dialysis center closures were approximately $86 million, which increased our patient care costs by $21 million, our general and administrative expenses by $19 million and our depreciation and amortization expense by $46 million. By comparison, 2021 charges for U.S. dialysis center closures were approximately $18 million, which increased our patient care costs by $2 million, our general and administrative expenses by $3 million and our depreciation and amortization expense by $12 million. These capacity closures costs included net losses on assets retired, lease costs, asset impairments and accelerated depreciation and amortization.
We will continue to optimize our U.S. dialysis center footprint through center mergers and/or closures and expect our center closure rates to remain at elevated levels over the next several quarters.
Severance costs. During the fourth quarter of 2022, we committed to a plan to increase efficiencies and cost savings in certain general and administrative support functions. As a result of this plan, we recognized expenses related to termination and other benefit commitments in our U.S. dialysis business of $17 million.
Patient care costs. U.S. dialysis patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of compensation expenses including labor and benefits, pharmaceuticals, medical supplies and other operating costs of the dialysis centers.
U.S. dialysis patient care costs per treatment increased primarily due to increases in compensation expenses including increased wage rates and contract wages. Other drivers of this increase include increases in other direct operating expenses associated with our dialysis centers, including increases in utilities expense partially due to lower expense in 2021 related to our virtual power purchase arrangements, as well as center closure costs, as described above, insurance expenses and costs related to travel. In addition, our fixed other direct operating expenses negatively impacted patient care costs per treatment due to our decrease in treatments in 2022. These increases were partially offset by decreases in pharmaceutical unit costs, health benefit expenses and medical supply costs.
General and administrative expenses. U.S. dialysis general and administrative expenses increased primarily due to increases in advocacy costs to counter union policy efforts, compensation expenses including increased wage rates and severance costs, as described above, travel costs, center closure, as described above, and higher IT-related costs. This increase in U.S. dialysis general and administrative expenses was partially offset by gains recognized on the sale of our self-developed properties, and decreases in professional fees and contributions to our charitable foundation.
Depreciation and amortization. Depreciation and amortization expense is directly impacted by the number of dialysis centers and the information technology that we develop and acquire as well as changes in useful lives. U.S. dialysis depreciation and amortization expense increased in 2022 primarily due to accelerated depreciation for expected center closures, as described above, increased depreciation and amortization for hardware associated with our new clinical system and other corporate technology projects and the development of new centers.

Equity investment income. U.S. dialysis equity investment income decreased primarily due to a decline in profitability at certain nonconsolidated dialysis partnerships.
Operating income and adjusted operating income

	Year ended December 31,		Annual change
	2022	2021	Amount	Percent
	(dollars in millions)
Operating income	$1,565	$1,975	$(410)	(20.8)%
Adjusted operating income(1)	$1,668	$1,993	$(325)	(16.3)%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income by reportable segment, see the "Reconciliations of non-GAAP measures" section below.
U.S. dialysis operating income was negatively impacted by center closure and severance costs, as described above. Operating income and adjusted operating income decreased compared to 2021 primarily due to decreased dialysis treatments and increases in compensation expenses, advocacy costs, other direct operating expenses associated with our dialysis centers, costs related to travel, depreciation expense related to IT projects and insurance expenses, each described above. Operating income and adjusted operating income were positively impacted by an increase in our average patient service revenue per treatment, as described above, as well as decreases in pharmaceutical unit costs, gains on sale of our self-developed properties and decreases in health benefit expenses and medical supply costs.
Other - Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of December 31, 2022, these consisted primarily of our U.S. integrated kidney care (IKC) business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations.
These ancillary services, including our international operations, generated revenues of approximately $1.101 billion in 2022, representing approximately 9% of our consolidated revenues.
As of December 31, 2022, DaVita IKC provided integrated care and disease management services to approximately 42,000 patients in risk-based integrated care arrangements and to an additional 15,000 patients in other integrated care arrangements. We also expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include, among other things, healthcare services not related to dialysis.
For a discussion of the risks related to IKC and our ancillary services, see the discussion in the risk factors in Item 1A. Risk Factors under the headings, "The U.S. ancillary services and strategic initiatives and international operations that we operate or invest in now or in the future..." and "If we are not able to successfully implement our strategy with respect to our integrated kidney care and value-based care initiatives..."
As of December 31, 2022, our international dialysis business owned or operated 350 outpatient dialysis centers located in 11 countries outside of the U.S. For 2022, total revenues generated from our international operations were approximately 6% of our consolidated revenues.

Ancillary services results of operations

	Year ended December 31,		Annual change
	2022	2021	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$378	$349	$29	8.3%
U.S. other ancillary	23	22	1	4.5%
International	700	676	24	3.6%
Total ancillary services revenues	$1,101	$1,047	$54	5.2%

Operating (loss) income:
U.S. IKC	$(125)	$(111)	$(14)	(12.6)%
U.S. other ancillary	(9)	3	(12)	(400.0)%
International(1)	37	42	(5)	(11.9)%
Total ancillary services loss	$(97)	$(66)	$(31)	(47.0)%

Adjusted operating (loss) income(2):
U.S. IKC	$(124)	$(111)	$(13)	(11.7)%
U.S. other ancillary	(9)	3	(12)	(400.0)%
International(1)	44	42	2	4.8%
Total adjusted operating loss:	$(89)	$(66)	$(23)	(34.8)%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)The reported operating income and adjusted operating income for the years ended December 31, 2022 and December 31, 2021, includes foreign currency (losses) gains embedded in equity method income recognized from our APAC joint venture of approximately $(0.3) million and $3.3 million, respectively.
(2)For a reconciliation of adjusted operating (loss) income by reportable segment, see the "Reconciliations of non-GAAP measures" section below.
Revenues:
Our IKC revenues were impacted by an increase in shared savings, including savings from new programs, partially offset by a decrease in revenues from our special needs plans. Our other U.S. ancillary services revenues increased due to revenues from our newly acquired transplant software business, partially offset by decreased revenues in our clinical research programs. Our international revenues increased primarily due to acquisition-related growth, partially offset by the impact of increased mortality over recent periods on our patient population.
Charges impacting operating income - Severance and other costs.
During the fourth quarter of 2022, similar to U.S. dialysis, we committed to a plan to increase efficiencies and cost savings in certain general and administrative support functions and other overhead costs. As a result of this plan, we recognized expenses related to termination and other benefit commitments in our IKC business and these expenses and other charges in our international operations of $0.5 million and $7.5 million, respectively.
Operating loss and adjusted operating loss:
Our IKC operating loss and adjusted operating loss increased primarily due to continued investments in our integrated care support functions, partially offset by an increase in shared savings and improved performance in our special needs plans. Our other U.S. ancillary services operating loss was impacted by a benefit received from run-off of a legacy business recognized in 2021 and decreased revenues in our clinical research programs in 2022. Our international operating income was impacted by severance and other costs in one of our international businesses, as described above. International operating income and adjusted operating income were impacted by acquisition-related growth, partially offset by the impact of increased mortality over recent periods on our patient population and losses on foreign exchange compared to gains in the prior year.

Corporate administrative support
Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation expense, as well as professional fees, for departments which provide support to all of our various operating lines of business. Corporate administrative support expenses are included in general and administrative expenses on our consolidated income statement.
Corporate administrative support expenses increased $18 million primarily driven by increased legal fees and compensation expenses. These increases were partially offset by decreased long-term incentive compensation expense.
Corporate-level charges

	Year ended December 31,		Annual change
	2022	2021	Amount	Percent
	(dollars in millions)
Debt expense	$357	$285	$72	25.3%
Other (loss) income, net	$(16)	$6	$(22)	366.7%
Effective income tax rate	20.5%	20.2%		0.3%
Effective income tax rate from continuing operations attributable to DaVita Inc.(1)	26.5%	23.8%		2.7%
Net income attributable to noncontrolling interests	$221	$233	$(12)	(5.2)%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)For a reconciliation of our effective income tax rate from continuing operations attributable to DaVita Inc., see the "Reconciliations of non-GAAP measures" section below.
Debt expense
Debt expense increased primarily due to an increase in our overall weighted average effective interest rate and weighted average credit facility balance outstanding, which included draws on our revolving line of credit during 2022. Our overall weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, was 3.96% in 2022 compared to 3.28% in 2021. See Note 13 to the consolidated financial statements for further information on the components of our debt and changes in them since 2021.
Other (loss) income
Other (loss) income consists primarily of interest income on cash and cash equivalents and short- and long-term investments, realized and unrealized gains and losses recognized on investments, and foreign currency transaction gains and losses. Other income decreased primarily due to increased losses on investments in 2022, partially offset by an increase in interest income.
Provision for income taxes
Our effective income tax rate and effective income tax rate from continuing operations attributable to DaVita Inc. increased in 2022 primarily due to increases in nondeductible advocacy expenses, foreign tax provision expense and a reduction in benefits from stock-based compensation. These increases were partially offset by benefits recognized in 2022 for uncertain tax positions outside the statute of limitations and a reduction in tax expense recognized in 2021 for deferred re-measurement. Additionally, our effective income tax rate was impacted by the portion of earnings attributable to our non-controlling interests.
Net income attributable to noncontrolling interests
The decrease in income attributable to noncontrolling interests in 2022 compared to 2021 was due to a decrease in earnings at certain U.S. dialysis partnerships.
Accounts receivable
Our consolidated accounts receivable balances at December 31, 2022 and December 31, 2021 were $2.132 billion and $1.958 billion, respectively, representing approximately 68 days and 62 days of revenue (DSO), respectively. The increase in consolidated DSO resulted primarily from an increase of five days of DSO in our U.S. dialysis business, primarily due to delays in collections related to certain payors, temporary billing holds and changes in payor mix related to the continued shift to Medicare Advantage plans for which average collection times are longer than that of Medicare. Our DSO calculation is based on the most recent quarter’s average revenues per day. There were no significant changes during 2022 from 2021 in the carrying amount of accounts receivable outstanding over one year old or in the amounts pending approval from third-party payors.
As of December 31, 2022 and 2021, our patient services accounts receivable balances that are more than six months old represented approximately 18% and 16%, respectively, of our total accounts receivable balances outstanding. Substantially all revenue realized for patient services is received from government and commercial payors, as discussed above. Less than 1% of our revenues in both periods were classified as patient pay.
Amounts pending approval from third-party payors associated with Medicare bad debt claims as of December 31, 2022 and 2021, other than the standard monthly billing, consisted of approximately $111 million and $133 million, respectively, and are classified as other receivables. A significant portion of our Medicare bad debt claims are typically paid to us before the Medicare fiscal intermediary audits the claims but are subject to subsequent adjustment based upon the actual results of those audits. Such audits typically occur one to four years after the claims are filed.
Liquidity and capital resources
The following table summarizes our major sources and uses of cash, cash equivalents and restricted cash:

	Year ended December 31,		Annual change
	2022	2021	Amount	Percent
	(dollars in millions)
Net cash provided by operating activities:
Net income	$782	$1,212	$(430)	(35.5)%
Non-cash items in net income	783	860	(77)	(9.0)%
Other working capital changes	66	(108)	174	161.1%
Other	(66)	(33)	(33)	(100.0)%
	$1,565	$1,931	$(366)	(19.0)%

Net cash used in investing activities:
Capital expenditures:
Routine maintenance/IT/other	$(431)	$(421)	$(10)	(2.4)%
Developments and relocations	(172)	(220)	48	21.8%
Acquisition expenditures	(57)	(187)	130	69.5%
Proceeds from sale of self-developed properties	109	56	53	94.6%
Other	(78)	(12)	(66)	(550.0)%
	$(630)	$(785)	$155	19.7%

Net cash used in financing activities:
Debt (payments) issuances, net	$(11)	$754	$(765)	(101.5)%
Deferred financing and debt redemption costs	—	(9)	9	100.0%
Distributions to noncontrolling interests	(268)	(244)	(24)	(9.8)%
Contributions from noncontrolling interests	15	32	(17)	(53.1)%
Stock award exercises and other share issuances	(37)	(60)	23	38.3%
Share repurchases	(802)	(1,539)	737	47.9%
Other	(17)	(17)	—	—%
	$(1,121)	$(1,083)	$(38)	(3.5)%

Total number of shares repurchased	8,094,661	13,877,193	(5,782,532)	(41.7)%

Free cash flow(1)	$817	$1,133	$(316)	(27.9)%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)For a reconciliation of our free cash flow, see the "Reconciliations of Non-GAAP measures" section below.

Consolidated cash flows
Consolidated cash flows from operating activities for 2022 and 2021 were $1,565 million and $1,931 million, respectively. The decrease in cash flow from continuing operations was primarily driven by decreased earnings from operations and increases in tax and interest payments, partially offset by timing of working capital items.
Cash flows used for investing activities in 2022 decreased $155 million compared to 2021 primarily due to decreases in acquisition expenditures combined with an increase in proceeds from the sale of self-developed properties, which was principally driven by the sale of one of our self-developed properties.
Cash flows used in financing activities increased $38 million in 2022 compared to 2021. Significant sources of cash during 2022 included a net draw of $165 million on our revolving line of credit. Significant uses of cash during 2022 consisted primarily of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $98 million on Term Loan A and $27 million on Term Loan B-1 and additional required principal payments under other debt arrangements. In addition, during the year ended December 31, 2022 we used cash to repurchase 8,094,661 shares of our common stock.
By comparison, 2021 included the issuance of $1,000 million in aggregate principal amount of senior notes as an add-on offering to our 4.625% senior notes due 2030 which were issued at an offering price of 101.750% of the principal amount in February 2021. Significant uses of cash during 2021 consisted primarily of the repayment in full of $75 million of borrowings under our revolving line of credit, net payments of regularly scheduled mandatory principal amounts due under our senior secured credit facilities totaling approximately $88 million on Term Loan A and $27 million on Term Loan B-1 and additional required principal payments under other debt arrangements. In addition, we incurred bond issuance costs of approximately $9 million. During the year ended December 31, 2021 we used cash to repurchase 13,877,193 shares of our common stock.
Dialysis center capacity and growth
We are typically able to increase our capacity by extending hours at our existing dialysis centers, expanding our existing dialysis centers, relocating our dialysis centers, developing new dialysis centers and by acquiring dialysis centers. The development of a typical new outpatient dialysis center generally requires approximately $2.0 million for leasehold improvements and other capital expenditures. Based on our experience, a new outpatient dialysis center typically opens within a year after the property lease is signed, normally achieves operating profitability in the second year after Medicare certification, and normally reaches maturity within three to five years. Acquiring an existing outpatient dialysis center requires a substantially greater initial investment, but profitability and cash flows are generally accelerated and more predictable. To a limited extent, we enter into agreements to provide management and administrative services to outpatient dialysis centers in which we own a noncontrolling interest or which are wholly-owned by third parties in return for management fees.
The table below shows the growth in our dialysis operations by number of dialysis centers owned or operated:

	U.S.		International
	2022	2021	2022	2021
Number of centers operated at beginning of year	2,815	2,816	339	321
Acquired centers	5	19	11	17
Developed centers	39	42	6	7
Net change in non-owned managed or administered centers(1)	(1)	3	5	—
Sold and closed centers(2)	(22)	(11)	(9)	(5)
Closed centers(3)	(112)	(54)	(2)	(1)
Number of centers operated at end of year	2,724	2,815	350	339

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

Stock repurchases
The following table summarizes our common stock repurchases during the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
	(dollars in millions and shares in thousands, except per share data)
Shares	8,095	13,877
Amounts paid	$788	$1,546
Average paid per share	$97.33	$111.41
Subsequent to December 31, 2022, we did not repurchase any shares through February 22, 2023. We retired all shares of common stock held in treasury effective December 31, 2022 and 2021.
See further discussion of our share repurchase activity and authorizations in Note 19 to the consolidated financial statements.
Available liquidity
As of December 31, 2022, our cash balance was $244 million and we held approximately $78 million in short-term investments. At that time we also had $165 million outstanding and $835 million available on our $1.0 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of December 31, 2022. As of December 31, 2022 we separately had approximately $109 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
See Note 13 to the consolidated financial statements for components of our long-term debt and their interest rates.
The COVID-19 pandemic and certain economic and marketplace conditions, including inflationary and labor pressures, have driven increased pressure on our cash flows. As of the date of this report, we have not experienced a material deterioration in our liquidity position as a result of COVID-19 or those global economic and market conditions. The ultimate impact of the pandemic and those economic and market conditions will depend on future developments that are highly uncertain and difficult to predict.
We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our senior secured credit facilities and our access to the capital markets, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. Our primary recurrent sources of liquidity are cash from operations and cash from borrowings, which are subject to general, economic, financial, competitive, regulatory and other factors that are beyond our control, as described in Item 1A. Risk Factors under the heading "The level of our current and future debt..."
Reconciliations of non-GAAP measures
The following tables provide reconciliations of adjusted operating income (loss) to operating income (loss) as presented on a U.S. generally accepted accounting principles (GAAP) basis for our U.S. dialysis reportable segment as well as for our U.S. IKC business, our U.S. other ancillary services, our international business, and for our total ancillary services which combines them and is disclosed as our other segments category, in addition to our corporate administrative support. These non-GAAP or "adjusted" measures are presented because management believes these measures are useful adjuncts to, but not alternatives for, our GAAP results.
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

	Year ended December 31, 2022
	U.S. dialysis	Ancillary services				Corporate administration
		U.S. IKC	U.S. Other	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$1,565	$(125)	$(9)	$37	$(97)	$(130)	$1,339
Center closure charges	86			3	3		89
Severance and other costs	17	—		5	5	1	23
Adjusted operating income (loss)	$1,668	$(124)	$(9)	$44	$(89)	$(129)	$1,450
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Year ended December 31, 2021
	U.S. dialysis	Ancillary services				Corporate administration
		U.S. IKC	U.S. Other	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$1,975	$(111)	$3	$42	$(66)	$(112)	$1,797
Center closure charges	18						18
Adjusted operating income (loss)	$1,993	$(111)	$3	$42	$(66)	$(112)	$1,815
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Year ended December 31,
	2022	2021
	(dollars in millions)
Income from continuing operations before income taxes	$966	$1,518
Less: Noncontrolling owners’ income primarily attributable to non-tax paying entities	(222)	(234)
Income from continuing operations before income taxes attributable to DaVita Inc.	$744	$1,284

Income tax expense for continuing operations	$198	$307
Income tax attributable to noncontrolling interests	(1)	(1)
Income tax expense from continuing operations attributable to DaVita Inc.	$197	$306

Effective income tax rate on income from continuing operations attributable to DaVita Inc.	26.5%	23.8%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Year ended December 31,
	2022	2021
	(dollars in millions)
Net cash provided by operating activities	$1,565	$1,931
Adjustments to reconcile net cash provided by continuing operating activities to free cash flow from continuing operations:
Distributions to noncontrolling interests	(268)	(244)
Contributions from noncontrolling interests	15	32
Expenditures for routine maintenance and information technology	(431)	(421)
Expenditures for development	(172)	(220)
Proceeds from sale of self-developed properties	109	56
Free cash flow	$817	$1,133
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.
Off-balance sheet arrangements and aggregate contractual obligations
In addition to the debt obligations and operating lease liabilities reflected on our balance sheet, we have commitments associated with letters of credit as well as certain working capital funding obligations associated with our equity investments in nonconsolidated dialysis ventures that we manage and some we manage that are wholly-owned by third parties.
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
The following is a summary of these cash contractual obligations and commitments as of December 31, 2022:

	2023	2024-2025	2026-2027	Thereafter	Total
	(dollars in millions)
Debt and leases:
Long-term debt(1):
Principal payments	$205	$1,599	$2,602	$4,289	$8,695
Interest payments on credit facilities and senior notes	354	701	465	515	2,035
Financing leases(2)	26	57	60	131	274
Operating leases, including imputed interest(2)	493	953	734	1,175	3,355
	$1,078	$3,310	$3,861	$6,110	$14,359
Partnership interests subject to put provisions:(3)
On-balance sheet:
Noncontrolling interests subject to put provisions	1,129	123	55	42	1,349
Off-balance sheet:
Non-owned and minority owned put provisions	88	3	—	—	91
	$1,217	$126	$55	$42	$1,440

(1)See Note 13 to the consolidated financial statements for components of our long-term debt and related interest rates.
(2)See Note 14 to the consolidated financial statements for components of our leases and related interest rates.
(3)Represents amounts for which we are contractually committed, should the outside partner exercise its put option.
As of December 31, 2022 we had outstanding letters of credit in the aggregate amount of approximately $109 million under a separate bilateral secured letter of credit facility.
As of December 31, 2022 we have outstanding purchase agreements with various suppliers to purchase set amounts of dialysis equipment, parts, pharmaceuticals, and supplies. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier. For additional information see Note 17 to the consolidated financial statements.

We also have certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated dialysis businesses that we manage and in which we own a noncontrolling equity interest or which are wholly-owned by third parties. For additional information see Note 17 to the consolidated financial statements.
Additionally, we expect our 2023 capital expenditures to be in alignment with 2022 capital expenditures.
In addition, we have approximately $54 million of existing long-term income tax liabilities for unrecognized tax benefits, including interest and penalties, which are excluded from the table above as reasonably reliable estimates of their timing cannot be made.
Finally, on May 25, 2022, we entered into an agreement with Medtronic, Inc. and one of its subsidiaries (collectively, Medtronic) to form a new, independent kidney care-focused medical device company (NewCo). The transaction is expected to close in 2023, subject to customary closing conditions and regulatory approvals. At close, we will make a cash payment to Medtronic of approximately $75 million, subject to certain customary adjustments prior to the closing, and will contribute certain other non-cash assets to NewCo valued at approximately $25 million. Additionally, at close, each of DaVita and Medtronic will contribute approximately $200 million in cash to launch NewCo. We also agreed to pay Medtronic additional consideration of up to $300 million if certain regulatory and commercial milestones are achieved between 2024 and 2028.

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
Revenues associated with Medicare and Medicaid programs are recognized based on (a) the payment rates that are established by statute or regulation for the portion of the payment rates paid by the government payor (e.g., 80% for Medicare patients) and (b) for the portion not paid by the primary government payor, the estimated amounts that will ultimately be collectible from other government programs providing secondary coverage (e.g., Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient. Our dialysis-related reimbursements from Medicare are subject to certain variations under Medicare’s single bundled payment rate system whereby our reimbursements can be adjusted for certain patient characteristics and other variable factors. Our revenue recognition depends upon our ability to effectively capture, document and bill for Medicare’s base payment rate and these other factors. In addition, as a result of the potential range of variations that can occur in our dialysis-related reimbursements from Medicare under the single bundled payment rate system, our revenue recognition is subject to a greater degree of estimating risk.

Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates; however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients covered under commercial healthcare plans with which we have formal agreements, non-contracted commercial healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, the estimated timing of collections, changes in our expectations of the amounts that we expect to collect and regulatory compliance matters. Determining applicable primary and secondary coverage for our approximately 199,400 U.S. dialysis patients at any given point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years or longer after services are provided.
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
Goodwill is not amortized, but is assessed for impairment when changes in circumstances warrant and at least annually. An impairment charge is recorded when and to the extent a reporting unit's carrying amount is determined to exceed its estimated fair value. Changes in circumstance that may trigger a goodwill impairment assessment for one of our business units can include, among others, changes in the legal environment, addressable market, business strategy, development or business plans, reimbursement structure or rates, operating performance, future prospects, relationships with partners, interest rates and/or market value indications for the subject business. We use a variety of factors to assess changes in the financial condition, future prospects and other circumstances for businesses subject to goodwill impairment assessment. However, these assessments and the related valuations can involve significant uncertainties and require significant judgment on various matters. See Note 10 to the consolidated financial statements for a sensitivity summary on the Company's reporting units considered at risk of goodwill impairment as of December 31, 2022.
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
Significant new accounting standards
See Note 1 to the consolidated financial statements included in this report for information regarding certain recent financial accounting standards that have been issued by the Financial Accounting Standards Board (FASB).
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity
The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The first table below presents scheduled principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2022. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus the interest rate margins in effect as of December 31, 2022. At December 31, 2022, the Term Loan A interest rate margin in effect was 1.75% and the Term Loan B-1 interest rate margin in effect was also 1.75%. The interest rates in effect on our Term Loan A and revolving line of credit are subject to adjustment depending upon changes in our leverage ratio.

	Expected maturity date							Average interest rate	Fair value(1)
	2023	2024	2025	2026	2027	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$41	$32	$33	$43	$31	$4,418	$4,598	4.43%	$3,414
Variable rate	$190	$1,556	$35	$2,584	$4	$2	$4,371	4.61%	$4,268

(1)Represents the fair value of our long-term debt excluding financing leases.
The scheduled principal payments for all debt that bears a variable rate by its terms, including all of Term Loan B-1 and Term Loan A, have been included on the variable rate line of the schedule of expected maturities above. Additionally, the principal amounts of Term Loan B-1 and Term Loan A have been included in the calculation of the average variable interest rate presented.
However, principal amounts of $2,661 million for Term Loan B-1 and $839 million of Term Loan A (the capped debt) are hedged by our 2019 interest rate cap agreements through June 30, 2024. As of December 31, 2022, applicable LIBOR rates were above the 2.00% threshold of our cap agreements making the interest rates on this capped debt “economically fixed", unless or until applicable LIBOR rates were to fall back below 2.00% during the remaining term of the caps. As a result, as of December 31, 2022, total fixed and economically fixed debt was $8,098 million, with an average interest rate of 4.28%, while total variable rate debt not subject to caps was $871 million with an average rate of 6.71%.

	Notional amount	Contract maturity date					Receive variable	Fair value
		2023	2024	2025	2026	2027
	(dollars in millions)
2019 interest rate cap agreements	$3,500	$—	$3,500	$—	$—	$—	LIBOR above 2.0%	$139.8
For a further discussion of our debt and interest rate cap agreements, see Note 13 to our consolidated financial statements at Part II Item 15, "Exhibits, Financial Statement Schedules" – Note 13 as referred from Part II Item 8, "Financial Statements and Supplementary Data."
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
One means of assessing exposure to debt-related interest rate changes is a duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a parallel shift in the yield curve). Under this model, with all else held constant, it is estimated that such an increase would have reduced net income by approximately $21.4 million, $33.8 million, and $34.8 million, net of tax and the effect of our interest rate caps, for the years ended December 31, 2022, 2021, and 2020, respectively.
Exchange rate sensitivity
While our business is predominantly conducted in the U.S., we have developing operations in 11 other countries as well. For financial reporting purposes, the U.S. dollar is our reporting currency. However, the functional currencies of our operating businesses in other countries are typically those of the countries in which they operate. Therefore, changes in the rate of exchange between the U.S. dollar and the local currencies in which our international operations are conducted affect our results of operations and financial position as reported in our consolidated financial statements.
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
We evaluate our exposure to foreign exchange risk through the judgment of our international and corporate management teams. Through 2022, our international operations have remained fairly small relative to the size of our consolidated financial statements, constituting approximately 10% of our consolidated assets and approximately 6% of our consolidated revenues for the year ended December 31, 2022, with no single country constituting more than 4% of consolidated assets. In addition, our unrealized foreign currency translation losses were approximately 2.2%, 4.7%, and 0.4% of our consolidated operating income for the years ended December 31, 2022, 2021 and 2020, respectively.
Given the relatively small size of our international operations, management does not consider our exposure to foreign exchange risk to be significant to the consolidated enterprise. As such, through December 31, 2022, we have not engaged in transactions to hedge the exposure of our international transactions or net investments to foreign currency risk.
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
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures in accordance with the Exchange Act requirements as of December 31, 2022. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as required by the Exchange Act as of such date for our Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.
There was no change in the Company's internal control over financial reporting that was identified during the evaluation that occurred during the fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled "Proposal 1 Election of Directors", "Corporate Governance", and "Security Ownership of Certain Beneficial Owners and Management" to be included in our definitive proxy statement relating to our 2023 annual stockholder meeting.
Item 11.        Executive Compensation.
The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Executive Compensation", "Pay Ratio Disclosure", "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" included in our definitive proxy statement relating to our 2023 annual stockholder meeting. The information required by Item 407(e)(5) of Regulation S-K will appear in and is incorporated by reference from the section entitled "Compensation Committee Report" to be included in our definitive proxy statement relating to our 2023 annual stockholder meeting; however, this information shall not be deemed to be filed.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information about our common stock that may be issued upon the exercise of stock-settled stock appreciation rights, restricted stock units, performance stock units and other rights under all of our existing equity compensation plans as of December 31, 2022, which consist of our DaVita Inc. 2020 Incentive Award Plan, DaVita Healthcare Partners Inc. 2011 Incentive Award Plan and our DaVita Inc. Employee Stock Purchase Plan. The material terms of these plans are described in Note 18 to the consolidated financial statements.

Plan category (shares in thousands)	Number of shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	8,729	$66.00	12,517	21,246
Equity compensation plans not requiring shareholder approval	—	—	—	—
Total	8,729	$66.00	12,517	21,246

(1)    Includes 536 shares of common stock reserved for issuance in connection with performance share units at the maximum number of shares issuable thereunder.
(2)    This weighted average excludes full value awards such as restricted stock units and performance share units.
Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled "Security Ownership of Certain Beneficial Owners and Management" to be included in our definitive proxy statement relating to our 2023 annual stockholder meeting.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will appear in, and is incorporated by reference from, the section entitled "Certain Relationships and Related Transactions" and the section entitled "Corporate Governance" to be included in our definitive proxy statement relating to our 2023 annual stockholder meeting.
Item 14.        Principal Accounting Fees and Services.
The information required by this item will appear in, and is incorporated by reference from, the section entitled "Proposal 2 Ratification of the Appointment of our Independent Registered Public Accounting Firm" to be included in our definitive proxy statement relating to our 2023 annual stockholder meeting. Our independent registered public accounting firm is KPMG LLP, Seattle, WA, USA PCAOB ID: 185.

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
Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included in this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
DaVita Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
U.S. dialysis patient service revenue recognition
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company recognized $10,575 million in U.S. dialysis patient service revenue for the year ended December 31, 2022. There are uncertainties associated with estimating U.S. dialysis patient service revenue, which generally take several years to resolve. As these estimates are refined over time, both positive and negative adjustments are recognized in the current period.
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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s U.S. dialysis patient service revenue recognition process, including controls related to the application of the methodology used to estimate the transaction price, and the key assumptions and inputs. We evaluated the Company’s key assumptions and inputs to estimate the transaction price the Company expects to collect as a result of satisfying its performance obligation by comparing key assumptions to historical collection experience, trends of refunds and payor payment adjustments, delays in the Company’s billing and collection process and regulatory compliance matters. Additionally, we compared U.S. dialysis patient service revenue related to the transaction price estimates recognized in prior periods to actual cash collections related to performance obligations satisfied in prior periods to analyze the Company’s ability to estimate the transaction price the Company expects to collect as a result of satisfying its performance obligations. We developed an estimate of U.S. dialysis patient service revenue recorded by the Company for the year ended December 31, 2022.
Evaluation of legal proceedings and regulatory matters
As discussed in Note 16 to the consolidated financial statements, the Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violation of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent an unfavorable outcome is probable, and the amount of the loss can be reasonably estimated.
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
Seattle, Washington
February 22, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
DaVita Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited DaVita Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 22, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Seattle, Washington
February 22, 2023

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars and shares in thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Dialysis patient service revenues	$11,176,464	$11,213,515	$11,026,251
Other revenues	433,430	405,282	524,353
Total revenues	11,609,894	11,618,797	11,550,604
Operating expenses:
Patient care costs	8,209,553	7,972,414	7,988,613
General and administrative	1,355,197	1,195,335	1,247,584
Depreciation and amortization	732,602	680,615	630,435
Equity investment income, net	(26,520)	(26,937)	(26,916)
Loss on changes in ownership interest, net	—	—	16,252
Total operating expenses	10,270,832	9,821,427	9,855,968
Operating income	1,339,062	1,797,370	1,694,636
Debt expense	(357,019)	(285,254)	(304,111)
Debt prepayment, refinancing and redemption charges	—	—	(89,022)
Other (loss) income, net	(15,765)	6,378	16,759
Income from continuing operations before income taxes	966,278	1,518,494	1,318,262
Income tax expense	198,087	306,732	313,932
Net income from continuing operations	768,191	1,211,762	1,004,330
Net income (loss) from discontinued operations, net of tax	13,452	—	(9,653)
Net income	781,643	1,211,762	994,677
Less: Net income attributable to noncontrolling interests	(221,243)	(233,312)	(221,035)
Net income attributable to DaVita Inc.	$560,400	$978,450	$773,642

Earnings per share attributable to DaVita Inc.:
Basic net income from continuing operations	$5.88	$9.30	$6.54
Basic net income	$6.03	$9.30	$6.46
Diluted net income from continuing operations	$5.71	$8.90	$6.39
Diluted net income	$5.85	$8.90	$6.31

Weighted average shares for earnings per share:
Basic shares	92,992	105,230	119,797
Diluted shares	95,834	109,948	122,623

Amounts attributable to DaVita Inc.:
Net income from continuing operations	$546,948	$978,450	$783,295
Net income (loss) from discontinued operations	13,452	—	(9,653)
Net income attributable to DaVita Inc.	$560,400	$978,450	$773,642
 See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year ended December 31,
	2022	2021	2020
Net income	$781,643	$1,211,762	$994,677
Other comprehensive income, net of tax:
Unrealized gains (losses) on interest rate cap agreements:
Unrealized gains (losses)	108,669	7,155	(16,346)
Reclassification of net realized (gains) losses into net income	(8,806)	4,133	5,313
Unrealized losses on foreign currency translation	(29,802)	(84,381)	(7,623)
Other comprehensive income (loss)	70,061	(73,093)	(18,656)
Total comprehensive income	851,704	1,138,669	976,021
Less: Comprehensive income attributable to noncontrolling interests	(221,243)	(233,312)	(221,035)
Comprehensive income attributable to DaVita Inc.	$630,461	$905,357	$754,986
 See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(dollars and shares in thousands, except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$244,086	$461,900
Restricted cash and equivalents	94,903	93,060
Short-term investments	77,693	22,310
Accounts receivable	2,132,070	1,957,583
Inventories	109,122	107,428
Other receivables	413,976	427,321
Prepaid and other current assets	78,839	72,517
Income tax receivable	4,603	25,604
Total current assets	3,155,292	3,167,723
Property and equipment, net of accumulated depreciation	3,256,397	3,479,972
Operating lease right-of-use assets	2,666,242	2,824,787
Intangible assets, net of accumulated amortization	182,687	177,693
Equity method and other investments	231,108	238,881
Long-term investments	44,329	49,514
Other long-term assets	315,587	136,677
Goodwill	7,076,610	7,046,241
	$16,928,252	$17,121,488
LIABILITIES AND EQUITY
Accounts payable	$479,780	$402,049
Other liabilities	802,469	709,345
Accrued compensation and benefits	692,654	659,960
Current portion of operating lease liabilities	395,401	394,357
Current portion of long-term debt	231,404	179,030
Income tax payable	18,039	53,792
Total current liabilities	2,619,747	2,398,533
Long-term operating lease liabilities	2,503,068	2,672,713
Long-term debt	8,692,617	8,729,150
Other long-term liabilities	105,233	119,158
Deferred income taxes	782,787	830,954
Total liabilities	14,703,452	14,750,508
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,348,908	1,434,832
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 90,411 and 97,289 shares issued and outstanding at December 31, 2022, and 2021, respectively)	90	97
Additional paid-in capital	606,935	540,321
Retained earnings	174,487	354,337
Accumulated other comprehensive loss	(69,186)	(139,247)
Total DaVita Inc. shareholders' equity	712,326	755,508
Noncontrolling interests not subject to put provisions	163,566	180,640
Total equity	875,892	936,148
	$16,928,252	$17,121,488
See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$781,643	$1,211,762	$994,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	732,602	680,615	630,435
Debt prepayment, refinancing and redemption charges	—	—	86,957
Stock-based compensation expense	95,427	102,209	91,458
Deferred income taxes	(75,669)	60,483	240,848
Equity investment income, net	8,773	5,215	13,830
Loss on sales of business interests, net	—	—	24,248
Other non-cash charges, net	21,693	11,231	747
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(148,394)	(138,140)	(21,087)
Inventories	(757)	5,720	(12,349)
Other receivables and prepaid and other current assets	27,533	128,661	(79,277)
Other long-term assets	(50,549)	(26,387)	(6,123)
Accounts payable	87,481	(30,320)	37,200
Accrued compensation and benefits	34,536	(16,717)	(20,931)
Other current liabilities	89,955	(93,645)	105,637
Income taxes	(24,103)	36,921	(87,391)
Other long-term liabilities	(15,601)	(6,732)	(19,851)
Net cash provided by operating activities	1,564,570	1,930,876	1,979,028
Cash flows from investing activities:
Additions of property and equipment	(603,429)	(641,465)	(674,541)
Acquisitions	(57,308)	(187,050)	(182,013)
Proceeds from asset and business sales	117,582	61,464	50,139
Purchase of debt investments held-to-maturity	(129,803)	(30,849)	(150,701)
Purchase of other debt and equity investments	(3,590)	(2,987)	(3,757)
Proceeds from debt investments held-to-maturity	71,125	15,849	151,213
Proceeds from sale of other debt and equity investments	3,781	12,030	3,491
Purchase of equity method investments	(31,885)	(13,924)	(22,341)
Distributions from equity method investments	3,962	2,944	3,139
Other	(782)	(745)	—
Net cash used in investing activities	(630,347)	(784,733)	(825,371)
Cash flows from financing activities:
Borrowings	2,393,116	1,615,370	4,046,775
Payments on long-term debt	(2,404,395)	(861,115)	(4,110,304)
Deferred financing and debt redemption costs	(3)	(9,091)	(105,848)
Purchase of treasury stock	(802,228)	(1,538,626)	(1,458,442)
Distributions to noncontrolling interests	(267,946)	(244,033)	(253,118)
Net payments related to stock purchases and awards	(37,367)	(60,001)	(975)
Contributions from noncontrolling interests	14,797	31,754	42,966
Proceeds from sales of additional noncontrolling interests	3,673	2,880	—
Purchases of noncontrolling interests	(20,775)	(20,104)	(7,831)
Net cash used in financing activities	(1,121,128)	(1,082,966)	(1,846,777)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29,066)	(10,007)	(13,808)
Net (decrease) increase in cash, cash equivalents and restricted cash	(215,971)	53,170	(706,928)
Cash, cash equivalents and restricted cash at beginning of the year	554,960	501,790	1,208,718
Cash, cash equivalents and restricted cash at end of the year	$338,989	$554,960	$501,790
See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders' Equity								Non-controlling interests not subject to put provisions
				Additional paid-in capital	Retained earnings			Accumulated other comprehensive income (loss)
		Common stock				Treasury stock
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2019	$1,180,376	125,843	$126	$749,043	$1,431,738	—	$—	$(47,498)	$2,133,409	$185,833
Comprehensive income:
Net income	141,879				773,642				773,642	79,156
Other comprehensive income								(18,656)	(18,656)
Stock purchase plan		222	—	17,148					17,148
Stock award plan		345	—	(17,801)					(17,801)
Stock-settled stock-based compensation expense				90,007					90,007
Changes in noncontrolling interest from:
Distributions	(163,175)									(89,943)
Contributions	30,154									12,812
Acquisitions and divestitures	(3,215)									(248)
Partial purchases	(7,771)			4,364					4,364	(4,424)
Fair value remeasurements	151,780			(151,780)					(151,780)
Purchase of treasury stock						(16,477)	(1,446,767)		(1,446,767)
Retirement of treasury stock		(16,477)	(16)	(93,908)	(1,352,843)	16,477	1,446,767		—
Balance at December 31, 2020	$1,330,028	109,933	$110	$597,073	$852,537	—	$—	$(66,154)	$1,383,566	$183,186
Comprehensive income:
Net income	160,359				978,450				978,450	72,953
Other comprehensive income								(73,093)	(73,093)
Stock purchase plan		203	—	19,626					19,626
Stock award plans		1,030	1	(80,642)					(80,641)
Stock-settled stock-based compensation expense				100,714					100,714
Changes in noncontrolling interest from:
Distributions	(159,259)									(84,774)
Contributions	22,672									9,082
Acquisitions and divestitures	5,903			(264)					(264)	1,250
Partial purchases	(588)			(13,853)					(13,853)	(1,057)
Fair value remeasurements	75,717			(75,717)					(75,717)
Purchase of treasury stock						(13,877)	(1,546,016)		(1,546,016)
Retirement of treasury stock		(13,877)	(14)	(69,352)	(1,476,650)	13,877	1,546,016		—
Deferred taxes from partnership buyouts				62,736					62,736
Balance at December 31, 2021	$1,434,832	97,289	$97	$540,321	$354,337	—	$—	$(139,247)	$755,508	$180,640

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY - continued
(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders' Equity								Non-controlling interests not subject to put provisions
				Additional paid-in capital	Retained earnings			Accumulated other comprehensive income (loss)
		Common stock				Treasury stock
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2021	$1,434,832	97,289	$97	$540,321	$354,337	—	$—	$(139,247)	$755,508	$180,640
Comprehensive income:
Net income	151,379				560,400				560,400	69,864
Other comprehensive income								70,061	70,061
Stock purchase plan		285	—	18,061					18,061
Stock award plans		932	1	(55,921)					(55,920)
Stock-settled stock-based compensation expense				95,230					95,230
Changes in noncontrolling interest from:
Distributions	(176,957)									(90,989)
Contributions	10,962									3,835
Acquisitions and divestitures	2,392			939					939	866
Partial purchases	(11,670)			(6,586)					(6,586)	(193)
Fair value remeasurements	(62,487)			62,487					62,487
Other	457								—	(457)
Purchase of treasury stock						(8,095)	(787,854)		(787,854)
Retirement of treasury stock		(8,095)	(8)	(47,596)	(740,250)	8,095	787,854		—
Balance at December 31, 2022	$1,348,908	90,411	$90	$606,935	$174,487	—	$—	$(69,186)	$712,326	$163,566
See notes to consolidated financial statements.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

1.    Organization and summary of significant accounting policies
Organization
The Company's operations are comprised of its dialysis and related lab services to patients in the United States (its U.S. dialysis business), its U.S. integrated kidney care (IKC) business, its U.S. other ancillary services and its international operations (collectively, its ancillary services), as well as its corporate administrative support.
The Company’s largest line of business is its U.S. dialysis business, which operates kidney dialysis centers in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease or end stage kidney disease (ESRD or ESKD). As of December 31, 2022, the Company operated or provided administrative services through a network of 2,724 U.S. outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 199,400 patients. In addition, as of December 31, 2022, the Company operated or provided administrative services to a total of 350 outpatient dialysis centers serving approximately 45,600 patients located in 11 countries outside of the U.S.
On June 19, 2019, the Company completed the sale of its prior DaVita Medical Group (DMG) business to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc. The effects of the DMG sale on the Company's consolidated financial statements have been reported in discontinued operations for all periods presented. For information on how the DMG sale has affected these results, see Note 22.
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
Revenues
Dialysis patient service revenues
Revenues are recognized based on the Company’s estimate of the transaction price the Company expects to collect as a result of satisfying its performance obligations. Dialysis patient service revenues are recognized in the period services are

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

provided based on these estimates. Revenues consist primarily of payments from government and commercial health plans for dialysis services provided to patients. The Company maintains a usual and customary fee schedule for its dialysis treatments and related lab services; however, actual collectible revenue is normally recognized at a discount from this fee schedule.
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
Medicare Advantage revenues are reimbursed at negotiated contract rates that are generally higher than Medicare fee-for-service rates, but which generally have a slower payment frequency than Medicare fee-for-service payments, and some of which are subject to certain quality or performance adjustments. Medicare Advantage revenues are subject to meaningful estimating risk based on factors similar to those described for commercial health plans below.
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
Commercial revenue recognition also involves significant estimating risks. With many larger commercial insurers, the Company has several different contracts and payment arrangements, and these contracts often include only a subset of the Company’s centers. Some of our commercial revenue contracts are also subject to certain quality or performance adjustments. In certain circumstances, it may not be possible to determine which contract, if any, should be applied prior to billing. In addition, for services provided by non-contracted centers, final collection may require specific negotiation of a payment amount, typically at a significant discount from the Company’s usual and customary rates.
Other revenues
Other revenues consist of revenues earned by the Company's non-dialysis ancillary services as well as fees for management and administrative services to outpatient dialysis businesses that the Company does not consolidate. Other revenues are estimated in the period services are provided.
The Company's IKC revenues include revenues earned under risk-based arrangements, including value-based care (VBC) arrangements. Under its VBC arrangements, the Company assumes full or shared financial risk for the total medical cost of care for patients below or above a benchmark. The benchmarks against which the Company incurs profit or loss on these contracts are typically based on the underlying premiums paid to the insuring entity (the Company's counterparty), with adjustments where applicable, or on trended and adjusted medical cost targets.
For some of the Company's risk-based arrangements (such as its special needs plans), the Company acts as a principal with respect to all medical services provided to the patient by effectively hosting or sponsoring the entire arrangement, and as a result recognizes revenue and expense for all medical services provided to covered patients. However, for most of its VBC arrangements, the Company provides health monitoring and care coordination services to patients but does not control or direct the medical services that patients receive from third party providers. As a result, for most of its VBC arrangements the Company does not include third party medical costs in its reported revenues and expenses, but rather recognizes revenue only for the estimated amount of shared savings or shared losses or related revenues that are directly earned or incurred by the Company, and ultimately paid to or by the Company, under the arrangement.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Other income
Other income includes interest income on cash and cash equivalents and short- and long-term investments, realized and unrealized gains and losses recognized on investments, impairments on investments, and foreign currency transaction gains and losses.
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
Property and equipment
Property and equipment is stated at cost less accumulated depreciation and amortization and is further reduced by any impairments. Maintenance and repairs are charged to expense as incurred. Property and equipment assets are reviewed for possible impairment whenever significant events or changes in circumstances indicate that an impairment may have occurred. Property and equipment impairment assessments are performed at a location or market level, as applicable, based on the specific cash flows they support or protect. If the Company commits to a plan to dispose of a long-lived asset before the end of its previously estimated useful life, cash flow estimates are revised accordingly, and the Company records an asset impairment, if applicable, or accelerates depreciation over the revised estimated useful life. Upon sale or retirement of long-lived assets, the cost and related accumulated depreciation or amortization are removed from the balance sheet and any resulting gain or loss is included in current operating expenses.
Leases
The Company leases substantially all of its U.S. dialysis facilities. The majority of the Company’s facilities are leased under non-cancellable operating leases which contain renewal options. These renewal options are included in the Company's determination of the right-of-use assets and related lease liabilities when renewal is considered reasonably certain at the commencement date.The Company's leases are generally subject to fixed escalation clauses or contain consumer price index increases.
The Company categorizes leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. The Company has elected the practical expedient to not separate lease components from non-lease components for its financing and operating leases. For short-term leases with a term of less than 12 months, the Company does not recognize right-of-use assets or lease liabilities and instead recognizes short-term lease costs as rent expense directly as incurred.
Financing and operating lease liabilities are measured at the net present value of lease payments over the lease term as of the commencement date. Since most of the Company's leases do not provide an implicit rate of return, the Company uses its

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

incremental borrowing rate based on information available at the commencement date or remeasurement date in determining the present value of lease payments.
Assets acquired under finance leases are recorded on the balance sheet within property and equipment, net and liabilities for finance lease obligations are recorded within long-term debt. Finance lease assets are amortized to depreciation expense on a straight-line basis over the shorter of their estimated useful lives or the expected lease term. Accretion of interest on finance lease liabilities is included in debt expense.
Rights to use assets under operating leases are recorded on the balance sheet as operating lease right-of-use assets and liabilities for operating lease obligations are recorded as operating lease liabilities. Both amortization of operating lease right-of-use assets, and interest accretion on operating lease liabilities, are recorded to rent expense over the lease term. Rent expenses are included in patient care costs or general and administrative expense, as applicable, based on the business unit or corporate function for which the space is leased.
Amortizable intangibles
Amortizable intangible assets include noncompetition agreements, hospital service contracts, and customer relationships arising from other service contracts, each of which have finite useful lives. Amortization expense is computed using the straight-line method over the useful lives of the assets estimated as follows: noncompetition agreements and hospital acute service contracts over the contract term, and customer relationships from other service contracts over the remaining contract term plus expected renewal periods. Amortizable intangible assets are reviewed for possible impairment whenever significant events or changes in circumstances indicate that an impairment may have occurred. Amortizable intangible asset impairment assessments are performed on a location, market or business unit basis, as applicable, based on the specific cash flows they support or protect.
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
Equity method and other investments
Equity investments that do not have readily determinable fair values are carried on the equity method if the Company maintains significant influence over the investee unless the fair value option is elected. Equity investments without readily determinable fair values for which the Company does not maintain significant influence over the investee are carried either on the adjusted cost method or at estimated fair value, as determined on an investment-specific basis. The adjusted cost method represents the Company's cost for an investment, net of any impairments, as adjusted for any subsequent observable price changes. These equity investments are classified as equity method and other investments on the Company's consolidated balance sheet. See Note 9 for further details.
Equity method investments are assessed for other-than-temporary impairment when significant events or changes in circumstances indicate that an other-than-temporary impairment may have occurred. An other-than-temporary impairment charge is recorded when the fair value of an investment has fallen below its carrying amount and the shortfall is expected to be indefinitely or permanently unrecoverable.
Income and expense from nonconsolidated dialysis partnerships accounted for as equity method investments are recorded within equity investment income, net. For ownership interests accounted for as equity method investments other than dialysis partnerships, income and expense are included on up to a one quarter lag in other (loss) income, net.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Self-insurance
The Company predominantly self-insures its professional and general liability, workers' compensation and automobile risks, and a portion of its employment liability practice risks, through its wholly-owned captive insurance companies, with excess or reinsurance coverage for additional protection. The Company is also predominantly self-insured with respect to employee medical and other health benefits. The Company records insurance liabilities for the professional and general liability, workers’ compensation, automobile, employee health benefit and portion of employment liability practice risks that it retains and estimates its liability for those risks using third party actuarial calculations that are based upon historical claims experience and expectations for future claims.
Income taxes
Federal, state and foreign income taxes are computed at currently enacted tax rates less tax credits using the asset and liability method. Deferred taxes are adjusted both for items that do not currently have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, changes in the recognition of tax positions and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.
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
Noncontrolling interests
Noncontrolling interests represent third-party equity ownership interests in entities which are consolidated by the Company for financial statement reporting purposes. As of December 31, 2022, third parties held noncontrolling equity interests in 689 consolidated legal entities.
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
The Company relies on fair value measurements and estimates for purposes that require the recording, reassessment, or adjustment of the carrying amounts of certain assets, liabilities, and noncontrolling interests subject to put provisions (redeemable equity interests classified as temporary equity). These purposes can include the accounting for business combination transactions; impairment assessments for goodwill, other intangible assets, or other long-lived assets; recurrent revaluation of investments in debt and equity securities, contingent earn-out obligations, interest rate cap agreements, and noncontrolling interests subject to put provisions; and the accounting for equity method and other investments and stock-based compensation, as applicable. The Company has classified its assets, liabilities and temporary equity into the fair value hierarchy levels defined by the Financial Accounting Standards Board (FASB) reflecting their differing degrees of uncertainty. See Note 24 for further details.
New accounting standards
New standards not yet adopted
In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in this ASU were effective beginning on March 12, 2020, and the Company could elect to apply the amendments prospectively through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the election date to December 31, 2024. Effective January 1, 2022 certain LIBOR tenors that do not affect the Company, including the one-week and two-month U.S. dollar LIBOR rate, ceased or became non-representative. The remaining U.S. dollar LIBOR tenors will cease or become non-representative effective July 1, 2023. This change will have no impact on the Company's ability to borrow. The Company is currently assessing the other effects this guidance may have on its consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities (ASU 2021-08). ASU 2021-08 requires application of ASC 606, Revenue from Contracts with Customers, to recognize and measure assets and liabilities from contracts with customers acquired in a business combination. This ASU creates an exception to the general recognition and measurement principle in ASC 805 and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

2.    Revenue recognition and accounts receivable
The Company's revenues by segment and primary payor source were as follows:

	Year ended December 31, 2022
	U.S. dialysis	Other - Ancillary services	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$6,041,496		$6,041,496
Medicaid and Managed Medicaid	759,579		759,579
Other government	336,991	464,921	801,912
Commercial	3,437,306	223,216	3,660,522
Other revenues:
Medicare and Medicare Advantage		345,340	345,340
Medicaid and Managed Medicaid		1,546	1,546
Commercial		22,211	22,211
Other(1)	24,437	44,092	68,529
Eliminations of intersegment revenues	(87,035)	(4,206)	(91,241)
Total	$10,512,774	$1,097,120	$11,609,894

(1)Other consists primarily of management service fees earned in the respective Company line of business as well as other non-patient service revenue from the Company's U.S. IKC and other ancillary services and international operations.

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

(1)Other consists primarily of management service fees earned in the respective Company line of business as well as other non-patient service revenue from the Company's U.S. IKC and other ancillary services and international operations.

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

(1)During the first quarter of 2021, the Company realigned the classification of revenue previously disclosed in the "Other government" category to the "Medicare and Medicare Advantage" category for certain government-reimbursed plans which have structure and payment characteristics similar to traditional Medicare Advantage plans. The classification of revenue for these plans for the year ended December 31, 2020 has also been recast to conform to this presentation.
(2)Other consists primarily of management service fees earned in the respective Company line of business as well as other non-patient revenue from the Company's U.S. IKC and other ancillary services and international operations.
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
No single commercial payor accounted for more than 10% of consolidated revenues or consolidated accounts receivable for the periods presented in these consolidated financial statements or at their period-ends, respectively.
Dialysis services accounts receivable and other receivables from Medicare, including Medicare Advantage plans, and Medicaid, including managed Medicaid plans, were approximately $1,113,499 and $1,174,123 as of December 31, 2022 and 2021, respectively. Approximately 18% and 16% of the Company’s patient services accounts receivable balances as of December 31, 2022 and 2021, respectively, were more than six months old. There were no significant balances over one year old at December 31, 2022. The Company's accounts receivable are principally due from Medicare and Medicaid programs and commercial insurance plans.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Year ended December 31,
	2022	2021	2020
Net income (loss) attributable to DaVita Inc.:
Continuing operations	$546,948	$978,450	$783,295
Discontinued operations	13,452	—	(9,653)
Net income attributable to DaVita Inc.	$560,400	$978,450	$773,642

Weighted average shares outstanding:
Basic shares	92,992	105,230	119,797
Assumed incremental from stock plans	2,842	4,718	2,826
Diluted shares	95,834	109,948	122,623

Basic net income (loss) attributable to DaVita Inc.:
Continuing operations per share	$5.88	$9.30	$6.54
Discontinued operations per share	0.15	—	(0.08)
Basic net income per share attributable to DaVita Inc.	$6.03	$9.30	$6.46

Diluted net income (loss) attributable to DaVita Inc.:
Continuing operations per share	$5.71	$8.90	$6.39
Discontinued operations per share	0.14	—	(0.08)
Diluted net income per share attributable to DaVita Inc.	$5.85	$8.90	$6.31

Anti-dilutive stock-settled awards excluded from calculation(1)	1,058	116	2,301

(1)Shares associated with stock awards excluded from the diluted denominator calculation because they were anti-dilutive under the treasury stock method.
4.    Restricted cash and equivalents
The Company had restricted cash and cash equivalents of $94,903 and $93,060 at December 31, 2022 and 2021, respectively. Substantially all of the restricted cash and equivalents balance at December 31, 2022 is held in trust to satisfy insurer and state regulatory requirements related to the wholly-owned captive insurance companies that bear professional and general liability and workers' compensation risks for the Company and the remaining restricted cash and cash equivalents held at December 31, 2022 represents cash pledged to third parties in connection with the Company's ancillary operations.
5.    Short-term and long-term investments
The Company’s short-term and long-term investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	December 31, 2022			December 31, 2021
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$82,879	$—	$82,879	$23,226	$—	$23,226
Investments in mutual funds and common stock	—	39,143	39,143	—	48,598	48,598
	$82,879	$39,143	$122,022	$23,226	$48,598	$71,824
Short-term investments	$67,872	$9,821	$77,693	$8,227	$14,083	$22,310
Long-term investments	15,007	29,322	44,329	14,999	34,515	49,514
	$82,879	$39,143	$122,022	$23,226	$48,598	$71,824
Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. The Company's long-term debt investments are bank time

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

deposits with contractual maturities longer than one year. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximated their fair values at December 31, 2022 and 2021.
Equity securities: The Company holds certain equity investments that have readily determinable fair values from public markets. The Company's remaining short-term and long-term equity investments are held within a trust to fund existing obligations associated with the Company’s non-qualified deferred compensation plans.
6.    Other receivables
Other receivables were comprised of the following:

	December 31,
	2022	2021
Supplier rebates and non-trade receivables	$303,225	$294,574
Medicare bad debt claims	110,751	132,747
	$413,976	$427,321
7.    Property and equipment
Property and equipment were comprised of the following:

	December 31,
	2022	2021
Land	$32,656	$34,009
Buildings	427,962	496,455
Leasehold improvements	3,925,244	3,828,404
Equipment and information systems, including internally developed software	3,759,274	3,292,176
New center and capital asset projects in progress	376,633	592,063
	8,521,769	8,243,107
Less accumulated depreciation	(5,265,372)	(4,763,135)
	$3,256,397	$3,479,972
Depreciation and amortization expenses are computed using the straight-line method over the useful lives of the assets estimated as follows: buildings, 25 years to 40 years; leasehold improvements, the shorter of ten years or the expected lease term; and equipment and information systems, including internally developed software, principally three years to 15 years. Depreciation expense on property and equipment was $721,133, $667,755 and $616,626 for 2022, 2021 and 2020, respectively.
Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $12,677, $15,275 and $17,944 for 2022, 2021 and 2020, respectively.
8.    Intangible assets
Intangible assets other than goodwill were comprised of the following:

	December 31,
	2022	2021
Indefinite-lived licenses	$127,271	$104,214
Noncompetition agreements	51,408	70,495
Customer relationships and other	53,779	63,714
	232,458	238,423
Accumulated amortization:
Noncompetition agreements	(39,745)	(52,813)
Customer relationships and other	(10,027)	(7,917)
	$182,687	$177,693

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Noncompetition agreements are generally amortized over three years to 10 years and customer relationships are principally amortized over 10 years to 20 years. The weighted average renewal or extension period of customer relationships was two years and three years as of December 31, 2022 and 2021, respectively. Amortization expense from amortizable intangible assets was $11,469, $12,860, and $13,809 for 2022, 2021 and 2020, respectively.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized no impairment charges on any intangible assets.
Scheduled amortization expenses from amortizable intangible assets as of December 31, 2022 were as follows:

	Noncompetition agreements	Customer relationships and other
2023	$4,742	$4,084
2024	2,849	3,956
2025	1,721	3,489
2026	1,092	3,489
2027	730	3,382
Thereafter	529	25,352
Total	$11,663	$43,752

9.    Equity method and other investments
The Company maintains equity method and other minor investments in the private securities of certain other healthcare and healthcare-related businesses, comprised as follows:

	December 31,
	2022	2021
APAC joint venture	$99,141	$109,153
Other equity method partnerships	116,403	115,185
Adjusted cost method and other investments	15,564	14,543
	$231,108	$238,881
During 2022, 2021 and 2020, the Company recognized equity investment income of $26,520, $26,937 and $26,916, respectively, from its equity method investments in nonconsolidated dialysis partnerships. The Company also recognized equity investment losses from other equity method investments of $4,703 and $1,292 in other (loss) income during 2022 and 2021, respectively. There were no equity investment losses from other equity method investments in 2020.
The Company's largest equity method investment is its ownership interest in DaVita Care Pte. Ltd. (the APAC joint venture, or APAC JV). The Company holds a 75% voting and economic interest in the APAC JV and an unrelated noncontrolling investor holds the other 25% voting and economic interest in the joint venture, however the Company does not control or consolidate the APAC JV as a result of substantive participating rights retained by the unrelated investor over certain key operating decisions for the joint venture.
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
For the year ended December 31, 2022, the Company recognized impairments and other valuation adjustments on the Company's adjusted cost method and other investments of $20,154 in other (loss) income, net. There were no significant investment impairments or other valuation adjustments for the years ended December 31, 2021 and 2020.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

10.    Goodwill
Changes in the carrying value of goodwill by reportable segment were as follows:

	U.S. dialysis	Other - Ancillary services	Consolidated
Balance at December 31, 2020	$6,309,928	$609,181	$6,919,109
Acquisitions	91,979	81,265	173,244
Divestitures	(1,745)	—	(1,745)
Foreign currency and other adjustments	—	(44,367)	(44,367)
Balance at December 31, 2021	$6,400,162	$646,079	$7,046,241
Acquisitions	16,750	32,297	49,047
Divestitures	(87)	(3,263)	(3,350)
Foreign currency and other adjustments	—	(15,328)	(15,328)
Balance at December 31, 2022	$6,416,825	$659,785	$7,076,610

Balance at December 31, 2022:
Goodwill	$6,416,825	$778,774	$7,195,599
Accumulated impairment charges	—	(118,989)	(118,989)
	$6,416,825	$659,785	$7,076,610
The Company's operations continue to be impacted by the effects of the coronavirus (COVID-19) pandemic. While the Company does not currently expect a material adverse impact to its business as a result of the ongoing COVID-19 pandemic, there can be no assurance that the magnitude of the cumulative impacts of the COVID-19 pandemic, including certain conditions and developments in the U.S. and global economies, labor market conditions, inflation and monetary policies that may have been intensified by the pandemic, will not have a material adverse impact on one or more of the Company's businesses.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Based on its most recent assessments, the Company determined that changes in its forecast concerning expected patient census, the timing or amount of expected reimbursement rate increases, expected treatment growth rates, or other significant adverse changes in expected future cash flows or other valuation assumptions could result in goodwill impairment charges in the future for the following reporting unit, which remains at risk of goodwill impairment as of December 31, 2022:

Reporting unit	Goodwill balance	Carrying amount coverage(1)	Sensitivities
			Operating income(2)	Discount rate(3)
Germany kidney care	$281,781	18.9%	(2.0)%	(9.2)%

(1)Excess of estimated fair value of the reporting unit over its carrying amount as of the latest assessment date.
(2)Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.
(3)Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.
Except as described above, none of the Company’s other reporting units were considered at risk of significant goodwill impairment as of December 31, 2022. Since the dates of the Company’s last annual goodwill impairment assessments, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company’s businesses. However, these have not caused management to believe it is more likely than not that the fair values of any of the Company’s reporting units would be less than their respective carrying amounts as of December 31, 2022.
11.    Other liabilities
Other liabilities were comprised of the following:

	December 31,
	2022	2021
Payor refunds and retractions	$475,195	$410,038
Insurance and self-insurance accruals	68,440	55,548
Accrued interest	34,162	32,926
Accrued non-income tax liabilities	42,806	41,784
Other	181,866	169,049
	$802,469	$709,345
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
Income before income taxes from continuing operations consisted of the following:

	Year ended December 31,
	2022	2021	2020
Domestic	$926,604	$1,463,029	$1,287,976
International	39,674	55,465	30,286
	$966,278	$1,518,494	$1,318,262

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

 Income tax expense for continuing operations consisted of the following:

	Year ended December 31,
	2022	2021	2020
Current:
Federal	$201,932	$216,539	$47,171
State	55,593	15,601	21,442
International	16,253	14,247	17,481
Total current income tax	273,778	246,387	86,094
Deferred:
Federal	(66,400)	59,528	198,623
State	(12,289)	5,342	27,206
International	2,998	(4,525)	2,009
Total deferred income tax	(75,691)	60,345	227,838
	$198,087	$306,732	$313,932
Income taxes are allocated between continuing and discontinued operations as follows:

	Year ended December 31,
	2022	2021	2020
Continuing operations	$198,087	$306,732	$313,932
Discontinued operations	—	—	1,657
	$198,087	$306,732	$315,589
The reconciliation between the Company’s effective tax rate from continuing operations and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2022	2021	2020
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.8	3.0	3.4
Equity compensation	(1.6)	(2.4)	—
Federal and international tax rate adjustments	—	1.3	—
Nondeductible executive compensation	1.1	0.8	1.2
Political advocacy costs	2.2	0.2	1.7
Unrecognized tax benefits	(1.1)	(0.1)	0.4
Change in international valuation allowance	1.2	(1.0)	1.5
Credits	(1.2)	(0.7)	(0.7)
Other	1.1	1.7	0.1
Impact of noncontrolling interests primarily attributable to non-tax paying entities	(6.0)	(3.6)	(4.8)
Effective tax rate	20.5%	20.2%	23.8%

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Deferred tax assets and liabilities arising from temporary differences for continuing operations were as follows:

	December 31,
	2022	2021
Receivables	$18,304	$8,430
Accrued liabilities	71,346	67,993
Operating lease liabilities	563,972	581,199
Net operating loss carryforwards	173,531	162,987
Other	58,827	52,434
Deferred tax assets	885,980	873,043
Valuation allowance	(106,775)	(100,616)
Net deferred tax assets	779,205	772,427
Intangible assets	(690,914)	(644,039)
Property and equipment	(181,704)	(283,913)
Operating lease assets	(515,026)	(530,839)
Investments in partnerships	(80,876)	(84,407)
Other	(65,766)	(37,274)
Deferred tax liabilities	(1,534,286)	(1,580,472)
Net deferred tax liabilities	$(755,081)	$(808,045)
Reported as:
Deferred tax liabilities	$(782,787)	$(830,954)
Deferred tax assets (included in Other long-term assets)	27,706	22,909
	$(755,081)	$(808,045)
At December 31, 2022, the Company had federal net operating loss carryforwards of approximately $71,049 that expire through 2036, although a substantial amount expire by 2029. The Company also had state net operating loss carryforwards of $618,883, some of which have an indefinite life, although a substantial amount expire by 2042 and international net operating loss carryforwards of $357,266, some of which will begin to expire in 2023 though the majority have an indefinite life. The Company has a state capital loss carryover of $306,949, the majority of which expires in 2024. The utilization of a portion of these losses may be limited in future years based on the profitability of certain entities. A valuation allowance is recorded to account for the unrealizable balances in the table above. The net increase of $6,159 in the valuation allowance is primarily due to newly created net operating loss carryforwards in state and foreign jurisdictions that the Company does not anticipate being able to utilize.
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
The Company remains indefinitely reinvested in a majority of the foreign jurisdictions in which it operates as of December 31, 2022. As a result of the passage of the Tax Cuts and Jobs Act (2017 Tax Act), the Company does not expect any significant taxes to be incurred if such earnings were remitted.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Unrecognized tax benefits
A reconciliation of the beginning and ending liability for unrecognized tax benefits that do not meet the more-likely-than-not threshold is as follows:

	Year ended December 31,
	2022	2021
Beginning balance	$73,024	$70,202
Additions for tax positions related to current year	3,858	3,335
Additions for tax positions related to prior years	24,683	22,616
Reductions related to lapse of applicable statute	(6,073)	(751)
Reductions related to settlements with taxing authorities	(31,507)	(22,378)
Ending balance	$63,985	$73,024
As of December 31, 2022, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $63,985, of which $45,825 would impact the Company’s effective tax rate if recognized.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized an expense of $10,459 and a benefit of $2,589 related to interest and penalties net of federal tax benefit within tax expense in 2022 and 2021, respectively. At December 31, 2022 and 2021, the Company had approximately $8,208 and $15,275, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefit.
The Company and its subsidiaries are under examination in various state, local and foreign tax jurisdictions. The Company's federal tax returns are under examination by the Internal Revenue Service (IRS) for the years 2016 and 2017. In 2022, the Company was able to reach a settlement with the IRS for tax years 2014 and 2015. Subsequent to the settlement, the Company filed a 2014 refund claim with respect to a contested issue that was included in the IRS examination. The refund claim is currently subject to IRS review. The Company is also open to U.S. federal examination for 2019 onward, and is no longer subject to U.S. state examinations by tax authorities for years before 2014.
13.    Long-term debt
Long-term debt was comprised of the following:

	December 31,			As of December 31, 2022
	2022	2021	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A	$1,498,438	$1,596,875	8/12/2024	LIBOR + 1.75%	$1,468,469
Term Loan B-1	2,660,831	2,688,263	8/12/2026	LIBOR + 1.75%	$2,587,658
Revolving line of credit	165,000	—	8/12/2024	LIBOR + 1.75%	$165,000
Senior Notes:
4.625% Senior Notes	2,750,000	2,750,000	6/1/2030	4.625%	$2,224,063
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,115,625
Acquisition obligations and other notes payable(2)	120,562	130,599	2023-2036	6.56%	$120,562
Financing lease obligations(3)	273,688	299,128	2023-2038	4.51%
Total debt principal outstanding	8,968,519	8,964,865
Discount and deferred financing costs(4)	(44,498)	(56,685)
	8,924,021	8,908,180
Less current portion	(231,404)	(179,030)
	$8,692,617	$8,729,150

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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

(2)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and LIBOR interest rate components in effect as of December 31, 2022.
(3)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.
(4)As of December 31, 2022, the carrying amount of the Company's senior secured credit facilities have been reduced by a discount of $3,497 and deferred financing costs of $18,816 and the carrying amount of the Company's senior notes have been reduced by deferred financing costs of $36,203 and increased by a debt premium of $14,018. As of December 31, 2021, the carrying amount of the Company's senior secured credit facilities was reduced by a discount of $4,473 and deferred financing costs of $27,207, and the carrying amount of the Company's senior notes was reduced by deferred financing costs of $40,914 and increased by a debt premium of $15,909.
Scheduled maturities of long-term debt at December 31, 2022 were as follows:

2023	$231,404
2024	$1,587,867
2025	$67,112
2026	$2,627,310
2027	$35,176
Thereafter	$4,419,650
During the year ended December 31, 2022, the Company made regularly scheduled mandatory principal payments under its senior secured credit facilities totaling $98,437 on Term Loan A and $27,432 on Term Loan B-1.
Senior Secured Credit Facilities
Borrowings under the Company's senior secured credit facilities are guaranteed and secured by substantially all of DaVita Inc.'s and certain of the Company's domestic subsidiaries' assets and are senior to all unsecured indebtedness. Borrowings under this facility's Term Loan A, Term Loan B-1 and revolving line of credit rank equal in priority for that security and related subsidiary guarantees under the facility's terms. Borrowings under this credit facility are based on the London Interbank Offered Rate (LIBOR), unless another base rate is elected. This facility also provides a mechanism for transition to an alternative variable base rate upon cessation of LIBOR.
Outstanding borrowings under Term Loan A and Term Loan B-1 consist of tranches that can range in maturity from one month to 12 months. As of December 31, 2022, all outstanding term loan tranches are one month in duration. For Term Loan A and Term Loan B-1, each tranche bears interest at a LIBOR rate determined by the duration of such tranche plus an interest rate margin. The LIBOR variable component of the interest rate for each tranche is reset as the tranche matures and a new tranche is established.
At December 31, 2022, the overall weighted average interest rate for Term Loan A and Term Loan B-1 was determined based upon the LIBOR interest rates in effect for all of their individual tranches plus the respective interest rate margins presented in the table above.
As of December 31, 2022, the Company had $165,000 outstanding on the $1,000,000 revolving line of credit under its senior secured credit facilities. Each of these borrowings were priced on one-month LIBOR variable base rates as well. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of December 31, 2022. The Company also had letters of credit of approximately $108,826 outstanding under a separate bilateral secured letter of credit facility as of December 31, 2022.
As of December 31, 2022, the Company's 2019 interest rate cap agreements described below had the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-1 and a portion of Term Loan A. The remaining $659,269 outstanding principal balance of Term Loan A and the $165,000 balance outstanding on the revolving line of credit are subject to LIBOR-based interest rate volatility.
Senior Notes
The Senior Notes are unsecured obligations, rank equally in right of payment with the Company’s existing and future unsecured senior indebtedness and require semi-annual interest payments. The Company may redeem some or all of the Senior Notes at any time on or after certain specific dates and at certain specific redemption prices as outlined in each senior note agreement. Interest rates on the Senior Notes are fixed by their terms.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Interest rate cap agreements
The Company's interest rate cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. These cap agreements have variable legs priced at LIBOR to match the variable rates incurred on the senior secured credit facility borrowings that they hedge. Like the senior secured credit facilities, these interest rate cap agreements include a mechanism for transition to an alternative variable base rate upon cessation of LIBOR. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit-risk contingent features.
The following table summarizes the Company’s interest rate cap agreements outstanding as of December 31, 2022 and December 31, 2021, which are classified in other long-term assets on its consolidated balance sheet:

					Year ended		December 31,
		LIBOR maximum rate			December 31, 2022		2022	2021
	Notional amount		Effective date	Expiration date	Debt expense	Recorded OCI gain	Fair value
2019 interest rate cap agreements	$3,500,000	2.00%	6/30/2020	6/30/2024	$(11,732)	$144,793	$139,755	$12,203
The following table summarizes the effects of the Company’s interest rate cap agreements for the years ended December 31, 2022, 2021 and 2020:

	Amount of unrealized gains (losses) in OCI on interest rate cap agreements			Location of losses	Reclassification from accumulated other comprehensive income into net income
	Year ended December 31,				Year ended December 31,
Derivatives designated as cash flow hedges	2022	2021	2020		2022	2021	2020
Interest rate cap agreements	$144,793	$9,532	$(21,781)	Debt expense	$(11,732)	$5,509	$7,081
Related income tax	(36,124)	(2,377)	5,435	Related income tax	2,926	(1,376)	(1,768)
Total	$108,669	$7,155	$(16,346)		$(8,806)	$4,133	$5,313
See Note 20 for further details on amounts recorded and reclassified from accumulated other comprehensive (loss) income.
The Company’s weighted average effective interest rate on its senior secured credit facilities at the end of 2022 was 4.59%, based upon the current margins in effect for its senior secured credit facilities as of December 31, 2022.
The Company’s weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, was 3.96% for the year ended December 31, 2022 and 4.52% as of December 31, 2022.
As of December 31, 2022, the Company’s interest rates were fixed on approximately 51.3% of its total debt.
Debt expense
Debt expense consisted of interest expense of $339,247, $267,049 and $282,932 and the amortization and accretion of debt discounts and premiums, amortization of deferred financing costs and the amortization of interest rate cap agreements of $17,772, $18,205 and $21,179 for 2022, 2021 and 2020, respectively. These interest expense amounts are net of capitalized interest.
14.    Leases
The Company leases substantially all of its U.S. dialysis facilities. The majority of the Company’s facilities are leased under non-cancellable operating leases which range in terms from five years to 15 years and which contain renewal options of five years to ten years at the fair rental value at the time of renewal. The Company's leases are generally subject to fixed escalation clauses or contain consumer price index increases. See Note 1 for further information on how the Company accounts for leases.
As of December 31, 2022 and December 31, 2021, assets recorded under finance leases were $319,546 and $322,060, respectively, and accumulated amortization associated with finance leases was $101,361 and $75,252, respectively, included in property and equipment, net, on the Company's consolidated balance sheet.
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
The components of lease expense were as follows:

	Year ended December 31,
Lease cost	2022	2021	2020
Operating lease cost(1):
Fixed lease expense	$552,194	$547,923	$541,090
Variable lease expense	127,621	125,981	122,729
Financing lease cost:
Amortization of leased assets	27,079	26,846	24,720
Interest on lease liabilities	12,776	13,988	14,421
Net lease cost	$719,670	$714,738	$702,960

(1) Includes short-term lease expense and sublease income, which are immaterial.
Other information related to leases was as follows:

	Year ended December 31,
Lease term and discount rate	2022	2021	2020
Weighted average remaining lease term (years):
Operating leases	8.2	8.3	8.7
Finance leases	9.4	10.5	10.5
Weighted average discount rate:
Operating leases	3.6%	3.5%	3.8%
Finance leases	4.5%	4.5%	5.1%

	Year ended December 31,
Other information	2022	2021	2020
Gains on sale leasebacks, net	$28,005	$17,137	$34,301
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$696,291	$684,186	$661,318
Operating cash flows for finance leases	$20,103	$21,343	$20,981
Financing cash flows for finance leases	$24,329	$22,445	$24,780
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	$278,108	$361,101	$401,559
Future minimum lease payments under non-cancellable leases as of December 31, 2022 are as follows:

	Operating leases	Finance leases
2023	$492,566	$37,442
2024	500,422	37,951
2025	452,080	38,125
2026	400,879	36,908
2027	333,580	35,569
Thereafter	1,175,340	145,987
Total future minimum lease payments	3,354,867	331,982
Less portion representing interest	(456,398)	(58,294)
Present value of lease liabilities	$2,898,469	$273,688
Rent expense under all operating leases for 2022, 2021 and 2020 was $679,815, $673,904 and $663,819, respectively. Rent expense is recorded on a straight-line basis over the term of the lease, including leases that contain fixed escalation clauses

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

or include abatement provisions. Leasehold improvement incentives reduce the carrying value of right-of-use assets and are amortized to rent expense over the term of the lease. Finance lease obligations are included in long-term debt. See Note 13 for further details on long-term debt.
15.    Employee benefit plans
The Company has a 401(k) retirement savings plan for substantially all of its U.S. employees which has been established pursuant to applicable provisions of the Internal Revenue Code (IRC). The plan allows for employees to contribute a percentage of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. The Company maintains a 401(k) matching program under which the Company matches 50% of the employee's contribution up to 6% of the employee's salary, subject to certain limitations. The matching contributions are subject to certain eligibility and vesting conditions. For the years ended December 31, 2022, 2021 and 2020, the Company accrued matching contributions totaling approximately $70,084, $68,658 and $70,180, respectively.
The Company also maintains a voluntary compensation deferral plan, the Deferred Compensation Plan, as well as other legacy deferral plans. The Deferred Compensation Plan is non-qualified and permits certain employees whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and up to 50% of their base salary into a deferral account maintained by the Company. Total contributions to this plan in 2022, 2021 and 2020 were $3,573, $2,962 and $3,637, respectively. Deferred amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective. During 2022, 2021 and 2020 the Company distributed $3,731, $11,887 and $3,139, respectively, to participants from its deferred compensation plans. Participants are credited with their proportional amount of annual earnings from the plans. The assets of these plans are held in rabbi trusts subject to the claims of the Company’s general creditors in the event of its bankruptcy. As of December 31, 2022 and 2021, the total fair value of assets held in these plans' trusts was $32,944 and $38,019, respectively. The assets of these plans are recorded at fair value with changes in fair value recorded in other income. See Note 5 for further details. Any fair value changes to the corresponding liability balance are recorded as compensation expense.
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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations (which frequently arise from qui tam suits) and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of December 31, 2022 and December 31, 2021, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
2020 U.S. Attorney New Jersey Investigation: In March 2020, the U.S. Attorney’s Office, District of New Jersey served the Company with a subpoena and a CID relating to an investigation being conducted by that office and the U.S. Attorney’s Office, Eastern District of Pennsylvania. The subpoena and CID request information on several topics, including certain of the Company’s joint venture arrangements with physicians and physician groups, medical director agreements, and compliance with its five-year Corporate Integrity Agreement, the term of which expired October 22, 2019. In November 2022, the Company learned that, on April 1, 2022, the U.S. Attorney’s Office for the District of New Jersey notified the U.S. District Court for the District of New Jersey of its decision not to elect to intervene in the matter of U.S. ex rel. Doe v. DaVita, Inc. and filed a Stipulation of Dismissal. On April 13, 2022, the U.S. District Court for the District of New Jersey dismissed the case without prejudice. On October 12, 2022, the U.S. Attorney’s Office for the Eastern District of Pennsylvania notified the U.S. District Court, Eastern District of Pennsylvania, of its decision not to elect to intervene at this time in the matter of U.S. ex rel. Bayne v. DaVita Inc., et al. The court then unsealed an amended complaint, which alleges violations of federal and state False Claims Acts, by order dated October 14, 2022. In January 2023, the private party relator served the Company with the amended complaint. The Company is continuing to cooperate with the government in this investigation.
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
2020 Department of Justice Investigation: In October 2020, the Company received a CID from the Department of Justice pursuant to an FCA investigation concerning allegations that DaVita Medical Group (DMG) may have submitted undocumented or unsupported diagnosis codes in connection with Medicare Advantage beneficiaries. The CID covers the period from January 1, 2015 through June 19, 2019, the date the Company completed the divestiture of DMG to Collaborative Care Holdings, LLC. In February 2023, the Department of Justice notified the Company that it had closed its investigation.
2023 District of Columbia Office of Attorney General Investigation: In January 2023, the Company received a CID from the Office of the Attorney General for the District of Columbia in connection with an antitrust investigation concerning the

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

American Kidney Fund (AKF). The CID covers the period from January 1, 2016 to the present. The CID requests information on a number of topics, including but not limited to the Company’s communications with AKF, documents relating to donations to the AKF, and communications with patients, providers, and insurers regarding the AKF. The Company is cooperating with the government in this investigation.
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
Other commitments
The Company has agreements with various suppliers to purchase established amounts of dialysis equipment, parts, pharmaceuticals and supplies. As of December 31, 2022, the remaining minimum purchase commitments under these arrangements were approximately $712,802, $469,760, $362,431 and $379,832 for the years 2023, 2024, 2025 and 2026, respectively. If the Company fails to meet the minimum purchase commitments under these contracts during any year, it is required to pay the difference to the supplier.
The Company also has certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated dialysis businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $9,038.
Other than the letters of credit disclosed in Note 13 to these consolidated financial statements, and the arrangements as described above, the Company has no off balance sheet financing arrangements as of December 31, 2022.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Long-term incentive compensation plans
The DaVita Inc. 2020 Incentive Award Plan (the 2020 Plan) is the Company’s current omnibus equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The 2020 Plan provides for the grant of stock appreciation rights, nonqualified stock options, incentive stock options, restricted stock units, restricted stock, performance stock awards, dividend equivalents, stock payments, deferred stock unit awards, deferred stock awards and performance cash awards. The 2020 Plan mandates a maximum award term of 10 years for stock appreciation rights and stock options and stipulates that awards of these types be granted with a base or exercise price per share of not less than the fair market value of the Company's common stock on the date of grant. Shares available under the 2020 Plan are also stated on a full value share basis rather than on an option-equivalent basis. The 2020 Plan therefore provides that shares available for issuance under the plan are reduced by one share available for every four shares underlying stock appreciation rights and stock options, and are reduced by one share available for every one share underlying stock-based awards other than stock appreciation rights and stock options. At December 31, 2022, there were 6,815 shares available for future grants under the 2020 Plan. The Company’s stock awards granted under the 2020 Plan generally vest over 36 months to 48 months from the date of grant.
The DaVita Healthcare Partners Inc. 2011 Incentive Award Plan (the 2011 Plan) was the Company’s prior omnibus equity compensation plan and authorized the Company to award stock options, stock appreciation rights, restricted stock units, restricted stock, and other stock-based or performance-based awards. The 2011 Plan mandated a maximum award term of five years and stipulated that stock appreciation rights and stock options be granted with prices not less than fair market value on the date of grant. The 2011 Plan also required that full value share awards such as restricted stock units reduce shares available under the 2011 Plan at a ratio of 3.5:1. The Company’s stock appreciation rights and stock units awarded under the 2011 Plan generally vest over 36 months to 48 months from the date of grant. The 2011 Plan was terminated with respect to any new awards upon stockholder approval of the 2020 Plan.
A combined summary of the status of the Company’s stock-settled awards under both the 2020 Plan and 2011 Plan, including base shares for stock-settled stock appreciation rights (SSARs) and stock-settled stock unit awards is as follows:

	Year ended December 31, 2022
	Stock appreciation rights			Stock units
	Awards	Weighted average exercise price	Weighted average remaining contractual life	Awards	Weighted average remaining contractual life
Outstanding at beginning of year	5,943	$64.66		3,385
Granted	130	$110.63		1,152
Added by performance factor				136
Exercised/Vested	(619)	$63.59		(1,269)
Canceled	(64)	$55.53		(332)
Outstanding at end of period	5,390	$66.00	1.62	3,072	1.93
Exercisable at end of period	2,618	$64.93	1.32	—	—
Weighted-average fair value of grants:
2022	$35.13			$107.60
2021	$32.15			$109.50
2020	$26.70			$77.83

	Awards Outstanding	Weighted average exercise price	Awards exercisable	Weighted average exercise price
Range of SSARs base prices
$50.01–$60.00	1,397	$52.41	401	$52.41
$60.01–$70.00	3,462	$67.41	2,212	$67.18
$70.01–$80.00	269	$75.85	5	$70.32
$100.01–$110.00	132	$108.93	—	$—
$110.01–$120.00	130	$110.63	—	$—
Total	5,390	$66.00	2,618	$64.93

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

For the years ended December 31, 2022, 2021 and 2020, the aggregate intrinsic value of stock-based awards exercised was $149,442, $208,585 and $49,258, respectively. At December 31, 2022, the aggregate intrinsic value of stock-based awards outstanding was $289,942 and the aggregate intrinsic value of stock awards exercisable was $25,508.
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
A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of SSAR awards granted in the periods indicated is as follows:

	Year ended December 31,
	2022	2021	2020
Expected term	4.5	4.5	4.8
Expected volatility	34.3%	34.3%	28.2%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.1%	0.7%	1.5%
The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior in the past. Stock-based compensation expense is recorded only for awards that are expected to vest.
Employee stock purchase plan
The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of its fair market value on the first day of the purchase right period or 85% of its fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Contributions used to purchase the Company’s common stock under this plan for the 2022, 2021 and 2020 purchase periods were $18,061, $19,626 and $17,148, respectively. Shares purchased pursuant to the plan’s 2022, 2021 and 2020 purchase periods were 285, 203 and 222, respectively. At December 31, 2022, there were 5,702 shares remaining available for future grants under this plan.
The fair value of participants’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2022, 2021 and 2020, respectively: expected volatility of 31.7%, 39.0% and 40.4%; risk-free interest rates of 1.3%, 0.1% and 1.0%; and no dividends. Using these assumptions, the weighted average estimated per share fair value of each purchase right was $26.50, $34.94 and $22.06 for 2022, 2021 and 2020, respectively.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Stock-based compensation expense and proceeds
For the years ended December 31, 2022, 2021 and 2020, the Company recognized $95,427, $102,209 and $91,458 in stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock purchase plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation in 2022, 2021 and 2020 were $14,723, $13,853 and $11,775, respectively. As of December 31, 2022, there was $149,081 of total estimated but unrecognized stock-based compensation expense under the Company’s equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.3 years.
For the years ended December 31, 2022, 2021 and 2020, the Company received $24,805, $46,990 and $8,957, respectively, in actual tax benefits upon the exercise or vesting of stock awards. Since the Company issues stock-settled stock appreciation rights rather than stock options, there were no cash proceeds from stock option exercises.
19.    Shareholders’ equity
Stock repurchases
The following table summarizes the Company's repurchases of its common stock during the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Open market repurchases
Shares	8,095	13,877	8,495
Amounts paid	$787,854	$1,546,016	$741,850
Average paid per share	$97.33	$111.41	$87.32

Tender offer (1)
Shares	—	—	7,982
Amounts paid	$—	$—	704,917
Average paid per share	$—	$—	88.32

Total
Shares	8,095	13,877	16,477
Amounts paid	$787,854	$1,546,016	$1,446,767
Average paid per share	$97.33	$111.41	$87.80

(1)The aggregate amounts paid for shares repurchased pursuant to the Company's 2020 tender offer for its shares during the year ended 2020, include the clearing price of $88.00 per share, plus related fees and expenses of $2,529.
Subsequent to December 31, 2022 through February 22, 2023, the Company did not repurchase any shares.
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
As of February 22, 2023, the Company has a total of $1,596,085 available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations, including under the terms of its senior secured credit facilities.
The Company retired all shares held in its treasury effective as of December 31, 2022 and December 31, 2021.

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

	Year ended December 31,
	2022	2021	2020
Net income attributable to DaVita Inc.	$560,400	$978,450	$773,642
Changes in paid-in capital for:
Purchases of noncontrolling interests	(6,586)	(13,853)	4,364
Sales of noncontrolling interest	939	(264)	—
Net transfers in noncontrolling interests	(5,647)	(14,117)	4,364
Net income attributable to DaVita Inc. net of transfers in noncontrolling interests	$554,753	$964,333	$778,006
The Company acquired additional ownership interests in several existing majority-owned partnerships for $20,775, $20,104 and $7,831 in 2022, 2021 and 2020, respectively.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

20.    Accumulated other comprehensive loss
Charges and credits to other comprehensive (loss) income have been as follows:

	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Balance at December 31, 2019	$(1,433)	$(46,065)	$(47,498)
Unrealized losses	(21,781)	(7,080)	(28,861)
Related income tax	5,435	(543)	4,892
	(16,346)	(7,623)	(23,969)
Reclassification of loss into net income	7,081	—	7,081
Related income tax	(1,768)	—	(1,768)
	5,313	—	5,313
Balance at December 31, 2020	$(12,466)	$(53,688)	$(66,154)
Unrealized gains (losses)	9,532	(83,375)	(73,843)
Related income tax	(2,377)	(1,006)	(3,383)
	7,155	(84,381)	(77,226)
Reclassification of loss into net income	5,509	—	5,509
Related income tax	(1,376)	—	(1,376)
	4,133	—	4,133
Balance at December 31, 2021	$(1,178)	$(138,069)	$(139,247)
Unrealized gains (losses)	144,793	(30,554)	114,239
Related income tax	(36,124)	752	(35,372)
	108,669	(29,802)	78,867
Reclassification of income into net income	(11,732)	—	(11,732)
Related income tax	2,926	—	2,926
	(8,806)	—	(8,806)
Balance at December 31, 2022	$98,685	$(167,871)	$(69,186)
The reclassification of net interest rate cap realized losses into income are recorded as debt expense in the corresponding consolidated statements of income. See Note 13 for further details.
21.    Acquisitions and divestitures
Routine acquisitions
During 2022, 2021 and 2020, the Company acquired dialysis businesses and other businesses, including a transplant software company, as follows:

	Year ended Year ended December 31,
	2022	2021	2020
Cash paid, net of cash acquired	$57,308	$187,050	$182,013
Contingent earn-out obligations	4,261	14,854	14,042
Deferred purchase price and liabilities assumed	15,076	10,226	20,415
Non-cash gain	—	—	1,821
Aggregate consideration	$76,645	$212,130	$218,291
Number of dialysis centers acquired — U.S.	5	19	8
Number of dialysis centers acquired — International	11	17	66
The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The initial purchase price allocations for these transactions have been recorded at estimated fair values based on information available to management and will be finalized when certain information arranged to be obtained has been received. For several of the 2022 acquisitions, certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of contingent earn-outs, intangibles, fixed assets, leases and certain working capital items relating to several of these acquisitions are pending final quantification.
The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of noncontrolling interests assumed in these transactions:

	Year ended December 31,
	2022	2021	2020
Current assets	$6,389	$9,134	$23,607
Property and equipment	7,481	9,277	37,457
Customer relationships	—	17,200	34,625
Noncompetition agreements and other long-term assets	1,066	9,964	10,168
Indefinite-lived licenses	19,610	11,432	22,136
Goodwill	49,047	173,244	130,057
Deferred income taxes	—	—	(3,962)
Liabilities assumed	(6,081)	(14,200)	(34,068)
Noncontrolling interests assumed	(867)	(3,921)	(1,729)
	$76,645	$212,130	$218,291
The following summarizes weighted-average estimated useful lives of amortizable intangible assets acquired during 2022, 2021 and 2020, as well as goodwill deductible for tax purposes associated with these acquisitions:

	Year ended December 31,
	2022	2021	2020
Weighted-average estimated useful lives (in years):
Customer relationships	—	10	18
Noncompetition agreements	4	6	5

Goodwill deductible for tax purposes	$49,047	$169,014	$94,318
Pro forma financial information (unaudited)
The following summary, prepared on a pro forma basis, combines the results of operations as if all acquisitions within continuing operations in 2022 and 2021 had been consummated as of the beginning of 2021, including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2022	2021
	(unaudited)
Pro forma total revenues	$11,624,270	$11,706,823
Pro forma net income from continuing operations attributable to DaVita Inc.	$545,859	$984,227
Pro forma basic net income per share from continuing operations attributable to DaVita Inc.	$5.87	$9.35
Pro forma diluted net income per share from continuing operations attributable to DaVita Inc.	$5.70	$8.95
Sale of RMS Lifeline
The Company divested its prior vascular access business, RMS Lifeline, Inc., effective May 1, 2020 and recognized a loss on sale of approximately $16,252.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Contingent earn-out obligations
The Company has contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired businesses a total of up to approximately $58,947 if certain performance targets or quality margins are met over the next one year to five years.
Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the remeasurement recognized in earnings. See Note 24 for further details. As of December 31, 2022, the Company estimated the fair value of these contingent earn-out obligations to be $25,422, of which a total of $11,308 is included in other current liabilities, and the remaining $14,114 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in contingent earn-out liabilities for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Beginning balance	$33,600	$30,248
Acquisitions	4,261	14,854
Foreign currency translation	840	(1,674)
Fair value remeasurements	(5,921)	(1,292)
Payments or other settlements	(7,358)	(8,536)
Ending balance	$25,422	$33,600

22.    Discontinued operations previously held for sale
DaVita Medical Group (DMG)
On June 19, 2019, the Company completed the sale of its prior DMG business to Optum, a subsidiary of UnitedHealth Group Inc. At close, the Company's ultimate net proceeds from this sale remained subject to resolution of certain post-closing adjustments.
Shortly after December 31, 2022, Optum made an additional purchase price payment of $13,452 to the Company after resolution of one such post-closing matter, which represented a contingent gain to the Company for the fourth quarter of 2022. Upon resolution of certain prior post-closing adjustments with Optum in 2020, the Company recognized an additional loss on sale of $17,976, which was partially offset by $9,980 in additional tax benefits recognized under the Coronavirus Aid, Relief and Economic Security Act related to the Company's period of DMG ownership, and a related income tax benefit to the Company of $1,657.
The Company recognized no DMG operating, financing or investing cash flows for the years ended December 31, 2022, 2021 and 2020.
Under the equity purchase agreement, the Company also has certain continuing indemnification obligations that could require payments to the buyer relating to the Company's previous ownership and operation of the DMG business. Potential payments under these provisions, if any, remain subject to continuing uncertainties and the amounts of such payments could be significant to the Company.
23.    Variable interest entities
The Company manages or maintains an ownership interest in certain legal entities subject to the consolidation guidance applicable to variable interest entities (VIEs). Almost all of the VIEs the Company consolidates are either U.S. dialysis partnerships encumbered by guaranteed debt, U.S. dialysis limited partnerships, U.S. integrated care subsidiaries, or other legal entities subject to nominee ownership arrangements.
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
Also, certain wholly-owned entities employed in the Company's integrated kidney care business constitute VIEs since by design these entities require additional subordinated financial support. The Company wholly owns but does not wholly control these entities. However, the Company believes it has the most power over these entities' most significant activities, and the Company is fully exposed to their expected losses. The Company therefore consolidates these wholly-owned entities as its subsidiaries.
Finally, one of the Company's business units relies on the operating activities of certain nominee-owned legal entities in which it does not maintain a controlling ownership interest but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to transfer restriction, management and other agreements that effectively transfer substantial ultimate powers over, and economic responsibility for, these entities to the Company. The Company consolidates all of the nominee-owned entities with which it is most closely associated.
In addition to the consolidated entities described above, the Company maintains minor equity method or other venture capital investments in certain development-stage investees which qualify as VIEs based on their capitalization. The Company has concluded that it is not the primary beneficiary of any of these investees.
For the VIEs described above, these consolidated financial statements include total assets of $316,639 and total liabilities and noncontrolling interests to third parties of $191,357 at December 31, 2022.
The Company also sponsors certain non-qualified deferred compensation plans whose trusts qualify as VIEs and the Company consolidates these plans as their primary beneficiary. The assets of these plans are recorded in short-term or long-term investments with related liabilities recorded in accrued compensation and benefits and other long-term liabilities. See Notes 5 and 15 for disclosures concerning the assets of these consolidated non-qualified deferred compensation plans.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of December 31, 2022 and 2021:

December 31, 2022	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$39,143	$39,143	$—	$—
Interest rate cap agreements	$139,755	$—	$139,755	$—
Liabilities
Contingent earn-out obligations	$25,422	$—	$—	$25,422
Temporary equity
Noncontrolling interests subject to put provisions	$1,348,908	$—	$—	$1,348,908
December 31, 2021
Assets
Investments in equity securities	$48,598	$48,598	$—	$—
Interest rate cap agreements	$12,203	$—	$12,203	$—
Liabilities
Contingent earn-out obligations	$33,600	$—	$—	$33,600
Temporary equity
Noncontrolling interests subject to put provisions	$1,434,832	$—	$—	$1,434,832
For reconciliations of changes in contingent earn-out obligations and noncontrolling interests subject to put provisions during the year ended at December 31, 2022 and 2021, see Note 21 and the consolidated statements of equity, respectively.
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
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of December 31, 2022, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $168,000. See Note 17 for a discussion of the Company’s methodology for estimating the fair values of noncontrolling interests subject to put obligations.
The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon quoted bid and ask prices for these instruments, typically a level 2 input. See Note 13 for further discussion of the Company's debt.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in the consolidated financial statements at December 31, 2022 and 2021 at their approximate fair values due to the short-term nature of their settlements.
25.    Segment reporting
The Company's operating divisions are comprised of its U.S. dialysis and related lab services business (its U.S. dialysis business), its U.S. integrated kidney care business, its U.S. other ancillary services and its international operations (collectively, its ancillary services), as well as its corporate administrative support. See Note 1 "Organization" for a summary description of the Company's businesses.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:

	Year ended December 31,
	2022	2021	2020
Segment revenues:
U.S. dialysis
Patient service revenues:
External sources	$10,488,327	$10,551,106	$10,475,273
Intersegment revenues	87,045	90,512	144,091
U.S. dialysis patient service revenues	10,575,372	10,641,618	10,619,364
Other revenues
External sources	24,447	25,061	39,376
Intersegment revenues	(10)	284	1,195
Total U.S. dialysis revenues	$10,599,809	$10,666,963	$10,659,935
Other - Ancillary services
Net patient service revenues	688,137	662,409	550,978
Other external sources	408,983	380,221	484,977
Intersegment revenues	4,206	4,294	16,743
Total ancillary services	1,101,326	1,046,924	1,052,698
Total net segment revenues	11,701,135	11,713,887	11,712,633
Elimination of intersegment revenues	(91,241)	(95,090)	(162,029)
Consolidated revenues	$11,609,894	$11,618,797	$11,550,604
Segment operating margin (loss):
U.S. dialysis	$1,565,310	$1,974,988	$1,917,604
Other - Ancillary services(1)	(96,579)	(66,003)	(76,261)
Total segment margin	1,468,731	1,908,985	1,841,343
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Corporate administrative support	(129,669)	(111,615)	(146,707)
Consolidated operating income	1,339,062	1,797,370	1,694,636
Debt expense	(357,019)	(285,254)	(304,111)
Debt prepayment, refinancing and redemption charges	—	—	(89,022)
Other (loss) income, net	(15,765)	6,378	16,759
Income from continuing operations before income taxes	$966,278	$1,518,494	$1,318,262

(1)Includes equity investment income of $1,898, $3,177 and $5,866 in 2022, 2021 and 2020, respectively.
Depreciation and amortization expense by reportable segment was as follows:

	Year ended December 31,
	2022	2021	2020
U.S. dialysis	$690,949	$642,711	$594,552
Other - Ancillary services	41,653	37,904	35,883
	$732,602	$680,615	$630,435

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Expenditures for property and equipment by reportable segment were as follows:

	Year ended December 31,
	2022	2021	2020
U.S. dialysis	533,600	$589,662	$646,870
Other - Ancillary services	69,829	51,803	27,671
	$603,429	$641,465	$674,541
Summary of assets by reportable segment was as follows:

	Year ended December 31,
	2022	2021
Segment assets
U.S. dialysis(1)	$15,084,454	$15,375,000
Other - Ancillary services(2)	1,843,798	1,746,488
Consolidated assets	$16,928,252	$17,121,488

(1)Includes equity method and other investments of $113,781 and $112,500 in 2022 and 2021, respectively.
(2)Includes equity method and other investments of $117,327 and $126,381 in 2022 and 2021, respectively and includes approximately $207,162 and $190,029 in 2022 and 2021, respectively, of net property and equipment related to the Company’s international operations.
26.    Supplemental cash flow information
The table below provides supplemental cash flow information:

	Year ended December 31,
	2022	2021	2020
Cash paid:
Income taxes, net	$344,430	$209,754	$154,850
Interest, net	$350,999	$279,002	$326,165
Non-cash investing and financing activities:
Fixed assets under financing lease obligations	$1,928	$31,690	$22,042

EXHIBIT INDEX

2.1	Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita Inc., Collaborative Care Holdings, LLC, and solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated.(2)

2.2	Amendment No. 1 dated as of September 20, 2018, to that certain Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita Inc., a Delaware corporation, Collaborative Care Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of Optum, Inc., and solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated, a Delaware corporation.(14)

2.3	Second Amendment to Equity Purchase Agreement by and between DaVita Inc., a Delaware corporation, and Collaborative Care Holdings, LLC, a Delaware limited liability company, dated as of December 11, 2018, amending that certain Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita Inc., Collaborative Care Holdings, LLC, and, solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated (as previously amended).(9)

3.1	Restated Certificate of Incorporation of DaVita Inc., as filed with the Secretary of State of Delaware on November 1, 2016.(1)

3.2	Amended and Restated Bylaws for DaVita Inc. adopted on October 14, 2022.(23)

4.1	Indenture for the 4.625% Senior Notes due 2030, dated as of June 9, 2020, by and among DaVita Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.(13)

4.2	Form of 4.625% Senior Notes due 2030 and related Guarantee (included in Exhibit 4.1).(13)

4.3	Indenture for the 3.750% Senior Notes due 2031, dated August 11, 2020, by and among DaVita Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.(11)

4.4	Form of 3.750% Senior Notes due 2031 and related Guarantee (included in Exhibit 4.3).(11)

4.5	Description of Securities.(20)

10.1	Credit Agreement, dated August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, Credit Agricole Corporate and Investment Bank, JPMorgan Chase Bank, N.A. and MUFG Bank Ltd., as co-syndication agents, Bank of America, N.A., Barclays Bank PLC, Credit Suisse Loan Funding LLC, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc. and Suntrust Bank, as co-documentation agents, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender.(16)

10.2	First Amendment, dated as of February 13, 2020, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender.(20)

10.3	Employment Agreement, dated as of April 29, 2019, by and between Javier J. Rodriguez and DaVita Inc.(10)*

10.4	Stock Appreciation Rights Agreement, effective November 4, 2019, by and between Javier J. Rodriguez and DaVita Inc.(19)*

10.5	Employment Agreement, effective February 21, 2017, by and between DaVita Inc. and Joel Ackerman.(6)*

10.6	Employment Agreement, effective April 27, 2016, by and between DaVita HealthCare Partners Inc. and Kathleen A. Waters.(4)*

10.7	Employment Agreement, effective April 29, 2015, by and between DaVita HealthCare Partners Inc. and Michael Staffieri.(20)*

10.8	Form of Indemnity Agreement.(8)*

10.9	Form of Indemnity Agreement.(5)*

10.10	DaVita Inc. Deferred Compensation Plan.(6)*

10.11	Amended and Restated Employee Stock Purchase Plan.(18)*

10.12	DaVita Inc. Severance Plan for Directors and Above.(3)*

10.13	DaVita Inc. Non-Employee Director Compensation Policy.✓*

10.14	Amended and Restated DaVita Inc. 2011 Incentive Award Plan.(7)*

10.15	Amendment No. 1 to the Amended and Restated DaVita Inc. 2011 Incentive Award Plan.(19)*

10.16	DaVita Inc. 2020 Incentive Award Plan.(21)*

10.17	DaVita Inc. Rule of 65 Policy, adopted on August 19, 2018.(15)*

10.18	Form of Stock Appreciation Rights Agreement-Board members (DaVita Inc. 2011 Incentive Award Plan).(24)*

10.19	Form of Stock Appreciation Rights Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(12)*

10.20	Form of Long-Term Incentive Program Award Agreement (For 162(m) designated teammates) (DaVita Inc. 2011 Incentive Award Plan).(12)*

10.21	Form of Long-Term Incentive Program Award Agreement (DaVita Inc. 2011 Incentive Award Plan).(12)*

10.22	Form of Restricted Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(17)*

10.23	Form of Performance Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(17)*

10.24	Form of Stock Appreciation Rights Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(17)*

10.25	Form of Restricted Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(17)*

10.26	Form of Performance Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(17)*

10.27	Form of Stock Appreciation Rights Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(17)*

10.28	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2020 Incentive Award Plan).(22)*

10.29	Form of Performance-Based Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).(22)*

10.30	Form of Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).(22)*

10.31	Form of Performance Award Agreement (DaVita Inc. 2020 Incentive Award Plan).✓*

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita Inc. (Included on Page S-1).

31.1	Certification of the Chief Executive Officer, dated February 22, 2023, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 22, 2023, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 22, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 22, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document.✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.✓

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
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
(7)Filed on April 28, 2014 as an appendix to the Company's Definitive Proxy Statement on Schedule 14A.
(8)Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(9)Filed on December 17, 2018 as an exhibit to the Company’s Current Report on Form 8-K.
(10)Filed on April 29, 2019 as an exhibit to the Company's Current Report on Form 8-K.
(11)Filed on August 11, 2020 as an exhibit to the Company’s Current Report on Form 8-K.
(12)Filed on March 1, 2013 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(13)Filed on June 9, 2020 as an exhibit to the Company's Current Report on Form 8-K.
(14)Filed on September 24, 2018 as an exhibit to the Company’s Current Report on Form 8-K.
(15)Filed on August 23, 2018 as an exhibit to the Company’s Current Report on Form 8-K.
(16)Filed on August 14, 2019 as an exhibit to the Company’s Current Report on Form 8-K.
(17)Filed on July 22, 2019 as an exhibit to the Company’s Tender Offer Statement on Schedule TO-I.
(18)Filed on May 10, 2016 as an appendix to the Company's Proxy Statement on DEF 14A.
(19)Filed on December 6, 2019 as an appendix to the Company's Proxy Statement on DEF 14A.
(20)Filed on February 21, 2020 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(21)Filed on April 27, 2020 as an appendix to the Company's Proxy Statement on DEF 14A.
(22)Filed on August 17, 2020 as an exhibit to the Company’s Tender Offer Statement on Schedule TO-I.
(23)Filed on October 18, 2022 as an exhibit to the Company’s Current Report on Form 8-K.
(24)Filed on August 1, 2018 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 22, 2023.

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
S-1

Signature	Title	Date

/S/ JAVIER J. RODRIGUEZ	Chief Executive Officer and Director	February 22, 2023
Javier J. Rodriguez	(Principal Executive Officer)

/S/ JOEL ACKERMAN	Chief Financial Officer and Treasurer	February 22, 2023
Joel Ackerman	(Principal Financial Officer)

/S/ JOHN D. WINSTEL	Chief Accounting Officer	February 22, 2023
John D. Winstel	(Principal Accounting Officer)

/S/ PAMELA M. ARWAY	Director	February 22, 2023
Pamela M. Arway

/S/ CHARLES G. BERG	Director	February 22, 2023
Charles G. Berg

/S/ BARBARA J. DESOER	Director	February 22, 2023
Barbara J. Desoer

/S/ PAUL J. DIAZ	Director	February 22, 2023
Paul J. Diaz

/S/ JASON M. HOLLAR	Director	February 22, 2023
Jason M. Hollar

/S/ GREGORY J. MOORE	Director	February 22, 2023
Gregory J. Moore

/S/ JOHN M. NEHRA	Director	February 22, 2023
John M. Nehra

/S/ ADAM H. SCHECHTER	Director	February 22, 2023
Adam H. Schechter

/S/ PHYLLIS R. YALE	Director	February 22, 2023
Phyllis R. Yale

S-2

DAVITA INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Acquisitions	Amounts charged to income	Amounts written off	Balance at end of year
Description
(dollars in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2022	$—	$—	$—	$—	$—
Year ended December 31, 2021	$—	$—	$—	$—	$—
Year ended December 31, 2020	$8,328	$—	$13,458	$21,786	$—

S-3