Form 10-Q
period 2023-03-31
DAVITA INC.
filed 2023-05-08
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of May 5, 2023, the number of shares of the registrant’s common stock outstanding was approximately 90.7 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.
i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended March 31,
	2023	2022
Dialysis patient service revenues	$2,760,034	$2,716,281
Other revenues	112,665	101,274
Total revenues	2,872,699	2,817,555
Operating expenses:
Patient care costs	2,058,189	2,018,529
General and administrative	331,614	294,820
Depreciation and amortization	178,071	172,944
Equity investment income, net	(6,820)	(7,046)
Total operating expenses	2,561,054	2,479,247
Operating income	311,645	338,308
Debt expense	(100,774)	(73,791)
Other income (loss), net	3,752	(1,786)
Income before income taxes	214,623	262,731
Income tax expense	43,955	57,013
Net income	170,668	205,718
Less: Net income attributable to noncontrolling interests	(55,121)	(43,596)
Net income attributable to DaVita Inc.	$115,547	$162,122

Earnings per share attributable to DaVita Inc.:
Basic net income	$1.28	$1.68
Diluted net income	$1.25	$1.61

Weighted average shares for earnings per share:
Basic shares	90,497	96,342
Diluted shares	92,483	100,503
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2023	2022
Net income	$170,668	$205,718
Other comprehensive income, net of tax:
Unrealized (losses) gains on interest rate cap agreements:
Unrealized (losses) gains	(3,539)	41,132
Reclassifications of net realized (gains) losses into net income	(15,742)	1,033
Unrealized gains on foreign currency translation:	33,561	62,212
Other comprehensive income	14,280	104,377
Total comprehensive income	184,948	310,095
Less: Comprehensive income attributable to noncontrolling interests	(55,121)	(43,596)
Comprehensive income attributable to DaVita Inc.	$129,827	$266,499
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$317,132	$244,086
Restricted cash and equivalents	94,265	94,903
Short-term investments	49,965	77,693
Accounts receivable	2,057,809	2,132,070
Inventories	106,770	109,122
Other receivables	324,405	413,976
Prepaid and other current assets	89,393	78,839
Income tax receivable	—	4,603
Total current assets	3,039,739	3,155,292
Property and equipment, net of accumulated depreciation of $5,395,966 and $5,265,372, respectively	3,216,373	3,256,397
Operating lease right-of-use assets	2,617,018	2,666,242
Intangible assets, net of accumulated amortization of $40,945 and $49,772, respectively	186,758	182,687
Equity method and other investments	241,747	231,108
Long-term investments	44,520	44,329
Other long-term assets	291,321	315,587
Goodwill	7,090,311	7,076,610
	$16,727,787	$16,928,252
LIABILITIES AND EQUITY
Accounts payable	$447,969	$479,780
Other liabilities	796,742	802,469
Accrued compensation and benefits	618,931	692,654
Current portion of operating lease liabilities	394,607	395,401
Current portion of long-term debt	242,193	231,404
Income tax payable	64,651	18,039
Total current liabilities	2,565,093	2,619,747
Long-term operating lease liabilities	2,455,144	2,503,068
Long-term debt	8,417,532	8,692,617
Other long-term liabilities	100,229	105,233
Deferred income taxes	771,087	782,787
Total liabilities	14,309,085	14,703,452
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,398,829	1,348,908
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 90,650 and 90,411 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	91	90
Additional paid-in capital	590,251	606,935
Retained earnings	290,034	174,487
Accumulated other comprehensive loss	(54,906)	(69,186)
Total DaVita Inc. shareholders' equity	825,470	712,326
Noncontrolling interests not subject to put provisions	194,403	163,566
Total equity	1,019,873	875,892
	$16,727,787	$16,928,252
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$170,668	$205,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,071	172,944
Stock-based compensation expense	25,373	24,904
Deferred income taxes	(3,621)	(41)
Equity investment loss, net	3,044	664
Other non-cash charges, net	5,864	4,714
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	81,850	(66,270)
Inventories	2,758	849
Other receivables and prepaid and other current assets	66,595	(17,966)
Other long-term assets	(615)	3,520
Accounts payable	(20,535)	21,402
Accrued compensation and benefits	(74,144)	(95,927)
Other current liabilities	(6,486)	26,912
Income taxes	39,251	52,473
Other long-term liabilities	(5,516)	(11,701)
Net cash provided by operating activities	462,557	322,195
Cash flows from investing activities:
Additions of property and equipment	(147,705)	(123,108)
Acquisitions	—	(5,166)
Proceeds from asset and business sales	13,474	11,353
Purchase of debt investments held-to-maturity	(25,000)	(5,070)
Purchase of other debt and equity investments	(4,643)	(2,726)
Proceeds from debt investments held-to-maturity	50,258	5,070
Proceeds from sale of other debt and equity investments	3,856	3,773
Purchase of equity method investments	(7,904)	(2,962)
Distributions from equity method investments	1,120	470
Net cash used in investing activities	(116,544)	(118,366)
Cash flows from financing activities:
Borrowings	611,829	354,285
Payments on long-term debt	(880,552)	(398,990)
Deferred financing and debt redemption costs	(7)	—
Purchase of treasury stock	—	(236,232)
Distributions to noncontrolling interests	(54,837)	(65,452)
Net payments related to stock purchases and awards	(7,902)	(501)
Contributions from noncontrolling interests	4,725	4,929
Proceeds from sales of additional noncontrolling interests	50,832	3,673
Purchases of noncontrolling interests	—	(3,283)
Net cash used in financing activities	(275,912)	(341,571)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,307	3,363
Net increase (decrease) in cash, cash equivalents and restricted cash	72,408	(134,379)
Cash, cash equivalents and restricted cash at beginning of the year	338,989	554,960
Cash, cash equivalents and restricted cash at end of the period	$411,397	$420,581
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended March 31, 2023
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2022	$1,348,908	90,411	$90	$606,935	$174,487	—	$—	$(69,186)	$712,326	$163,566
Comprehensive income:
Net income	36,692				115,547				115,547	18,429
Other comprehensive income								14,280	14,280
Stock award plan		239	1	(9,523)					(9,522)
Stock-settled stock-based compensation expense				24,847					24,847
Changes in noncontrolling interest from:
Distributions	(35,550)									(19,287)
Contributions	3,748									977
Acquisitions and divestitures				13,023					13,023	30,718
Fair value remeasurements	45,031			(45,031)					(45,031)
Balance at March 31, 2023	$1,398,829	90,650	$91	$590,251	$290,034	—	$—	$(54,906)	$825,470	$194,403
See notes to condensed consolidated financial statements.

	Three months ended March 31, 2022
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2021	$1,434,832	97,289	$97	$540,321	$354,337	—	$—	$(139,247)	$755,508	$180,640
Comprehensive income:
Net income	28,381				162,122				162,122	15,215
Other comprehensive income								104,377	104,377
Stock award plan		53		(3,488)					(3,488)
Stock-settled stock-based compensation expense				24,626					24,626
Changes in noncontrolling interest from:
Distributions	(42,881)									(22,571)
Contributions	3,197									1,732
Acquisitions and divestitures	2,421			883					883
Partial purchases	(822)			(1,774)					(1,774)
Fair value remeasurements	(34,835)			34,835					34,835
Other	464									(464)
Purchase of treasury stock						(2,104)	(233,318)		(233,318)
Balance at March 31, 2022	$1,390,757	97,342	$97	$595,403	$516,459	(2,104)	$(233,318)	$(34,870)	$843,771	$174,552

See notes to condensed consolidated financial statements.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

Unless otherwise indicated in this Quarterly Report on Form 10-Q, "the Company", "we", "us", "our" and similar terms refer to DaVita Inc. and its consolidated subsidiaries.
1.     Condensed consolidated interim financial statements
The unaudited condensed consolidated interim financial statements included in this report are prepared by the Company. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies and noncontrolling interests subject to put provisions. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, certain fair value estimates, accounting for income taxes and loss contingencies. The results of operations reflected in these interim financial statements may not necessarily be indicative of annual operating results. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (2022 10-K). Prior period classifications conform to the current period presentation. The Company has evaluated subsequent events through the date these condensed consolidated interim financial statements were issued and has included all necessary adjustments and disclosures.
2.     Revenue recognition
The following tables summarize the Company's segment revenues by primary payor source:

	Three months ended March 31, 2023			Three months ended March 31, 2022
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,482,767	$	$1,482,767	$1,464,086	$	$1,464,086
Medicaid and Managed Medicaid	205,776		205,776	189,655		189,655
Other government	82,044	121,585	203,629	80,800	116,895	197,695
Commercial	835,393	54,516	889,909	834,579	52,425	887,004
Other revenues:
Medicare and Medicare Advantage		93,238	93,238		83,596	83,596
Medicaid and Managed Medicaid		570	570		538	538
Commercial		1,206	1,206		1,338	1,338
Other(1)	6,180	12,839	19,019	5,976	9,836	15,812
Eliminations of intersegment revenues	(22,047)	(1,368)	(23,415)	(22,169)		(22,169)
Total	$2,590,113	$282,586	$2,872,699	$2,552,927	$264,628	$2,817,555

(1)    Other primarily consists of management service fees earned in the respective Company line of business as well as other non-patient service revenue from the Company's U.S. integrated kidney care (IKC) and other ancillary services and international operations.
There are significant uncertainties associated with estimating revenue, many of which take several years to resolve. These estimates are subject to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, as well as patient issues, including determination of applicable primary and secondary coverage, changes in patient insurance coverage and coordination of benefits. As these estimates are refined over time, both positive and negative adjustments to revenue are recognized in the current period.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Other revenues. Other revenues consist of revenues earned by the Company's non-dialysis ancillary services as well as fees for management and administrative services to outpatient dialysis businesses that the Company does not consolidate. Other revenues are estimated in the period services are provided. The Company's integrated kidney care (IKC) revenues include revenues earned under risk-based arrangements, including value-based care (VBC) arrangements. Under its VBC arrangements, the Company assumes full or shared financial risk for the total medical cost of care for patients below or above a benchmark. The benchmarks against which the Company incurs profit or loss on these contracts are typically based on the underlying premiums paid to the insuring entity (the Company's counterparty), with adjustments where applicable, or on trended or adjusted medical cost targets.
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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended March 31,
	2023	2022
Net income attributable to DaVita Inc.	$115,547	$162,122
Weighted average shares outstanding:
Basic shares	90,497	96,342
Assumed incremental from stock plans	1,986	4,161
Diluted shares	92,483	100,503
Basic net income per share attributable to DaVita Inc.	$1.28	$1.68
Diluted net income per share attributable to DaVita Inc.	$1.25	$1.61

Anti-dilutive stock-settled awards excluded from calculation(1)	1,295	171

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
4.     Short-term and long-term investments
The Company’s short-term and long-term debt and equity investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	March 31, 2023			December 31, 2022
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$58,341	$—	$58,341	$82,879	$—	$82,879
Investments in mutual funds and common stocks	—	36,144	36,144	—	39,143	39,143
	$58,341	$36,144	$94,485	$82,879	$39,143	$122,022
Short-term investments	$43,338	$6,627	$49,965	$67,872	$9,821	$77,693
Long-term investments	15,003	29,517	44,520	15,007	29,322	44,329
	$58,341	$36,144	$94,485	$82,879	$39,143	$122,022
Debt securities. The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. The Company's long-term debt investments are bank time

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

deposits with contractual maturities longer than one year. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximated their fair values at March 31, 2023 and December 31, 2022.
Equity securities. The Company holds certain equity investments that have readily determinable fair values from public markets. The Company's remaining short-term and long-term equity investments are held within a trust to fund existing obligations associated with the Company’s non-qualified deferred compensation plans.
5.     Goodwill
Changes in the carrying value of goodwill by reportable segment were as follows:

	U.S. dialysis	Other — Ancillary services	Consolidated
Balance at December 31, 2021	$6,400,162	$646,079	$7,046,241
Acquisitions	16,750	32,297	49,047
Divestitures	(87)	(3,263)	(3,350)
Foreign currency and other adjustments	—	(15,328)	(15,328)
Balance at December 31, 2022	$6,416,825	$659,785	$7,076,610
Foreign currency and other adjustments	—	13,701	13,701
Balance at March 31, 2023	$6,416,825	$673,486	$7,090,311

Balance at March 31, 2023:
Goodwill	$6,416,825	$794,391	$7,211,216
Accumulated impairment charges	—	(120,905)	(120,905)
	$6,416,825	$673,486	$7,090,311
The Company did not recognize any goodwill impairment charges during the three months ended March 31, 2023 and 2022.
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
Developments, events, changes in operating performance and other changes in key circumstances since the dates of the Company’s last annual goodwill impairment assessments have not caused management to believe it is more likely than not that the fair values of any of the Company's reporting units would be less than their respective carrying amounts as of March 31, 2023. Except for the Company's Germany kidney care reporting unit as described further in Note 10 to the Company's consolidated financial statements included in the 2022 10-K, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of March 31, 2023.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

6.     Long-term debt
Long-term debt was comprised of the following:

				As of March 31, 2023
	March 31, 2023	December 31, 2022	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities(2):
Term Loan A	$1,444,427	$1,498,438	8/12/2024	LIBOR+1.75%	$1,433,594
Term Loan B-1	2,624,359	2,660,831	8/12/2026	LIBOR+1.75%	$2,584,994
Revolving line of credit	—	165,000	8/12/2024	LIBOR+1.75%	$—
Senior Notes:
4.625% Senior Notes	2,750,000	2,750,000	6/1/2030	4.625%	$2,344,375
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,183,125
Acquisition obligations and other notes payable(3)	117,856	120,562	2023-2036	6.82%	$117,856
Financing lease obligations(4)	264,612	273,688	2024-2039	4.53%
Total debt principal outstanding	8,701,254	8,968,519
Discount, premium and deferred financing costs(5)	(41,529)	(44,498)
	8,659,725	8,924,021
Less current portion	(242,193)	(231,404)
	$8,417,532	$8,692,617

(1)For the Company's senior secured credit facilities and senior notes, fair value estimates are based upon bid and ask quotes, typically a level 2 input. For acquisition obligations and other notes payable, the carrying values presented approximate their estimated fair values, based on estimates of their present values using level 2 interest rate inputs.
(2)Term Loan A, Term Loan B-1 and the revolving line of credit have each been amended subsequent to March 31, 2023. See Note 14 for more information on these amendments.
(3)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and variable interest rate components in effect as of March 31, 2023.
(4)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.
(5)As of March 31, 2023, the carrying amount of the Company's senior secured credit facilities have been reduced by a discount of $3,254 and deferred financing costs of $16,797, and the carrying amount of the Company's senior notes have been reduced by deferred financing costs of $35,024 and increased by a debt premium of $13,546. As of December 31, 2022, the carrying amount of the Company's senior secured credit facilities were reduced by a discount of $3,497 and deferred financing costs of $18,816, and the carrying amount of the Company's senior notes were reduced by deferred financing costs of $36,203 and increased by a debt premium of $14,018.
During the first three months of 2023, the Company made regularly scheduled and other principal payments under its senior secured credit facilities totaling $54,011 on Term Loan A and $36,472 on Term Loan B-1.
As of March 31, 2023, the Company's 2019 interest rate cap agreements described below had the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-1 and a portion of Term Loan A. The remaining $568,786 outstanding principal balance of Term Loan A is subject to LIBOR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s interest rate cap agreements outstanding as of March 31, 2023 and December 31, 2022, which are classified in other long-term assets on its consolidated balance sheet:

					Three months ended March 31, 2023		Fair value
	Notional amount	LIBOR maximum rate	Effective date	Expiration date	Debt expense (offset)	Recorded OCI loss	March 31, 2023	December 31, 2022
2019 cap agreements	$3,500,000	2.00%	6/30/2020	6/30/2024	$(20,975)	$4,716	$112,687	$139,755
See Note 9 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense related to the Company’s interest rate cap agreements for the three months ended March 31, 2023 and 2022.
As a result of the LIBOR cap from the Company's 2019 interest rate cap agreements, the Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the first quarter of 2023 was 4.60%, based on the current margins in effect for its senior secured credit facilities as of March 31, 2023, as detailed in the table above.
The Company’s weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, was 4.55% for the three months ended March 31, 2023 and 4.53% as of March 31, 2023.
As of March 31, 2023, the Company’s interest rates were fixed and economically fixed on approximately 53% and 93% of its total debt, respectively.
As of March 31, 2023, the Company had an undrawn $1,000,000 revolving line of credit under its senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding under the facility, of which there were none as of March 31, 2023. The Company also had letters of credit of approximately $151,358 outstanding under a separate bilateral secured letter of credit facility as of March 31, 2023.
Subsequent to March 31, 2023, the Company amended its senior secured credit facilities and entered into several forward interest rate cap agreements that become effective June 28, 2024 and June 30, 2024. For additional information see Note 14.
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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations (which frequently arise from qui tam suits) and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of March 31, 2023 and December 31, 2022, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Certain Governmental Inquiries and Related Proceedings
2016 U.S. Attorney Texas Investigation: In February 2016, DaVita Rx, LLC (DaVita Rx), a wholly-owned subsidiary of the Company, received a Civil Investigative Demand (CID) from the U.S. Attorney’s Office, Northern District of Texas. The government conducted a federal False Claims Act (FCA) investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as an investigation into the Company’s relationships with pharmaceutical manufacturers. After its investigation, the government and the named states declined to intervene in the matter, and on April 5, 2023, the U.S. District Court, Northern District of Texas, entered an order unsealing the complaint in the matter of U.S. ex rel. Grenon v. DaVita Rx, LLC et al. The complaint has not been served on the Company.
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
2020 U.S. Attorney New Jersey Investigation: In March 2020, the U.S. Attorney’s Office, District of New Jersey served the Company with a subpoena and a CID relating to an investigation being conducted by that office and the U.S. Attorney’s Office, Eastern District of Pennsylvania. The subpoena and CID request information on several topics, including certain of the Company’s joint venture arrangements with physicians and physician groups, medical director agreements, and compliance with its five-year Corporate Integrity Agreement, the term of which expired October 22, 2019. In November 2022, the Company learned that, on April 1, 2022, the U.S. Attorney’s Office for the District of New Jersey notified the U.S. District Court for the District of New Jersey of its decision not to elect to intervene in the matter of U.S. ex rel. Doe v. DaVita Inc. and filed a Stipulation of Dismissal. On April 13, 2022, the U.S. District Court for the District of New Jersey dismissed the case without prejudice. On October 12, 2022, the U.S. Attorney’s Office for the Eastern District of Pennsylvania notified the U.S. District Court, Eastern District of Pennsylvania, of its decision not to elect to intervene at this time in the matter of U.S. ex rel. Bayne v. DaVita Inc., et al. The court then unsealed an amended complaint, which alleges violations of federal and state False Claims Acts, by order dated October 14, 2022. In January 2023, the private party relator served the Company with the amended complaint. The Company is continuing to cooperate with the government in this investigation.
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
2023 District of Columbia Office of Attorney General Investigation: In January 2023, the Office of the Attorney General for the District of Columbia issued a CID to the Company in connection with an antitrust investigation into the American Kidney Fund (AKF). The CID covers the period from January 1, 2016 to the present. The CID requests information on a number of topics, including but not limited to the Company’s communications with AKF, documents relating to donations to the AKF, and communications with patients, providers, and insurers regarding the AKF. The Company is cooperating with the government in this investigation.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Resolved Matters
2020 Department of Justice Investigation: In October 2020, the Company received a CID from the Department of Justice pursuant to an FCA investigation concerning allegations that DaVita Medical Group (DMG) may have submitted undocumented or unsupported diagnosis codes in connection with Medicare Advantage beneficiaries. The CID covered the period from January 1, 2015 through June 19, 2019, the date the Company completed the divestiture of DMG to Collaborative Care Holdings, LLC. In February 2023, the Department of Justice notified the Company that it had closed its investigation.
* * *
Other Commitments
The Company also has certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated dialysis businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $10,099.
8.    Shareholders' equity
Stock-based compensation
During the three months ended March 31, 2023, the Company granted 1,322 stock-settled restricted and performance stock units with an aggregate grant-date fair value of $101,467 and a weighted-average expected life of approximately 3.4 years.
As of March 31, 2023, the Company had $204,451 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.4 years.
Share repurchases
The Company has not repurchased any shares subsequent to December 31, 2022.
9.     Accumulated other comprehensive loss

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$98,685	$(167,871)	$(69,186)	$(1,178)	$(138,069)	$(139,247)
Unrealized (losses) gains	(4,716)	33,561	28,845	54,806	62,212	117,018
Related income tax	1,177	—	1,177	(13,674)	—	(13,674)
	(3,539)	33,561	30,022	41,132	62,212	103,344
Reclassification into net income	(20,975)	—	(20,975)	1,377	—	1,377
Related income tax	5,233	—	5,233	(344)	—	(344)
	(15,742)	—	(15,742)	1,033	—	1,033
Ending balance	$79,404	$(134,310)	$(54,906)	$40,987	$(75,857)	$(34,870)
The interest rate cap agreement net realized losses reclassified into net income are recorded as debt expense in the corresponding consolidated statements of income. See Note 6 for further details.
10.    Variable interest entities (VIEs)
At March 31, 2023, these condensed consolidated financial statements include total assets of VIEs of $308,455 and total liabilities and noncontrolling interests of VIEs to third parties of $178,382. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 23 to the Company's consolidated financial statements included in the 2022 10-K.

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
The following table summarizes the Company’s assets, liabilities and temporary equities measured at fair value on a recurring basis as of March 31, 2023:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$36,144	$36,144	$—	$—
Interest rate cap agreements	$112,687	$—	$112,687	$—
Liabilities
Contingent earn-out obligations	$25,098	$—	$—	$25,098
Temporary equity
Noncontrolling interests subject to put provisions	$1,398,829	$—	$—	$1,398,829
For a reconciliation of changes in noncontrolling interests subject to put provisions during the three months ended March 31, 2023, see the consolidated statement of equity.
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
As of March 31, 2023, the Company had contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired businesses a total of up to approximately $59,351 if certain performance targets or quality margins are met over the next one year to five years. The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, including projected earnings before interest, taxes, depreciation, and amortization (EBITDA), revenue and key performance indicators. The estimated fair values of these contingent earn-out obligations are remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company's credit risk adjusted rate that is used to discount obligations to present value.
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of March 31, 2023, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $175,000. See Notes 17 and 24 to the Company's consolidated financial statements included in the 2022 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon quoted bid and ask prices for these instruments, typically a level 2 input. See Note 6 for further discussion of the Company's debt.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at March 31, 2023 at their approximate fair values due to the short-term nature of their settlements.
12.    Segment reporting
The Company’s operating divisions are comprised of its U.S. dialysis and related lab services business (its U.S. dialysis business), its U.S. IKC business, its U.S. other ancillary services and its international operations (collectively, its ancillary services), as well as its corporate administrative support.
The Company’s separate operating segments include its U.S. dialysis and related lab services business, its U.S. IKC business, its U.S. other ancillary services, its kidney care operations in each foreign sovereign jurisdiction, and its equity method investment in the Asia Pacific joint venture (APAC JV). The U.S. dialysis and related lab services business qualifies as a separately reportable segment, and all other operating segments have been combined and disclosed in the other segments category. See Note 25 to the Company's consolidated financial statements included in the 2022 10-K for further description of how the Company determines and measures results for its operating segments.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended March 31,
	2023	2022
Segment revenues:
U.S. dialysis
Dialysis patient service revenues:
External sources	$2,583,933	$2,546,961
Intersegment revenues	22,047	22,159
U.S. dialysis patient service revenues	2,605,980	2,569,120
Other revenues:
External sources	6,180	5,966
Intersegment revenues	—	10
Total U.S. dialysis revenues	2,612,160	2,575,096
Other—Ancillary services
Dialysis patient service revenues	176,101	169,320
Other external sources	106,485	95,308
Intersegment revenues	1,368	—
Total ancillary services revenues	283,954	264,628
Total net segment revenues	2,896,114	2,839,724
Elimination of intersegment revenues	(23,415)	(22,169)
Consolidated revenues	$2,872,699	$2,817,555
Segment operating margin (loss):
U.S. dialysis	$361,098	$406,440
Other—Ancillary services	(24,865)	(32,305)
Total segment operating margin	336,233	374,135
Reconciliation of segment operating income to consolidated income before income taxes:
Corporate administrative support	(24,588)	(35,827)
Consolidated operating income	311,645	338,308
Debt expense	(100,774)	(73,791)
Other income (loss), net	3,752	(1,786)
Consolidated income before income taxes	$214,623	$262,731

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended March 31,
	2023	2022
U.S. dialysis	$166,961	$162,019
Other—Ancillary services	11,110	10,925
	$178,071	$172,944
Expenditures for property and equipment by reportable segment were as follows:

	Three months ended March 31,
	2023	2022
U.S. dialysis	$130,966	$107,513
Other—Ancillary services	16,739	15,595
	$147,705	$123,108

A summary of assets by reportable segment were as follows:

	March 31, 2023	December 31, 2022
U.S. dialysis	$14,789,095	$15,084,454
Other—Ancillary services	1,938,692	1,843,798
Consolidated assets	$16,727,787	$16,928,252
13.    New accounting standards
New standards not yet adopted
In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in this ASU were effective beginning on March 12, 2020, and the Company could elect to apply the amendments prospectively through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the election date to December 31, 2024. Effective January 1, 2022 certain LIBOR tenors that do not affect the Company, including the one-week and two-month U.S. dollar LIBOR rate, ceased or became non-representative. The remaining U.S. dollar LIBOR tenors will cease or become non-representative effective July 1, 2023. This change will have no impact on the Company's ability to borrow. The Company does not expect application of this ASU to have a material impact on its consolidated financial statements.
14.    Subsequent events
Launch of Mozarc Medical
On May 25, 2022, the Company entered into an agreement with Medtronic, Inc. and one of its subsidiaries (collectively, Medtronic) to form a new, independent kidney care-focused medical device company (Mozarc Medical) via a deconsolidating partial interest sale from Medtronic to the Company, which closed effective April 1, 2023. At the closing, the Company made a cash payment to Medtronic of $44,651, subject to certain customary post-closing adjustments, and contributed certain other non-cash assets to Mozarc Medical. Additionally, at close, the Company and Medtronic each contributed $224,415 in cash to launch Mozarc Medical. Pursuant to its agreement with Medtronic, the Company has also agreed to pay Medtronic additional consideration of up to $300,000 if certain regulatory and commercial milestones are achieved between 2024 and 2028.
Forward Interest Rate Cap Agreements
On April 21, 2023, the Company entered into several forward interest rate cap agreements with an aggregate notional amount of $1,000,000 that have the economic effect of capping the Company's exposure to Secured Overnight Financing Rate (SOFR) variable interest rate changes on specific portions of the Company's floating rate debt (2023 cap agreements). These

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

2023 cap agreements are designated as cash flow hedges and, as a result, changes in their fair values will be reported in other comprehensive income. These 2023 cap agreements do not contain credit-risk contingent features, and become effective on June 28, 2024 and June 30, 2024 and expire on December 31, 2025.
Second and Third Amendments to Credit Agreement
On April 3, 2023, the Company entered into the Second Amendment (the Second Amendment) to the Credit Agreement. The Second Amendment modifies the Credit Agreement to, among other things, transition the interest pricing on Term Loan B-1 from LIBOR+1.75% to a forward-looking term rate based on SOFR (Term SOFR) +1.75% and an additional credit spread adjustment (CSA), as well as to update the successor interest rate provisions in the Credit Agreement with respect to Term Loan B-1.
On April 28, 2023 (“Effective Date”), the Company entered into the Third Amendment (the Third Amendment) to the Credit Agreement. The Third Amendment modifies the Credit Agreement to, among other things, refinance its Term Loan A and revolving line of credit with a secured Term Loan A-1 facility in the aggregate principal amount of $1,250,000 and a secured revolving line of credit in the aggregate principal amount of up to $1,500,000. The facilities bear interest at a rate equal to one-month Term SOFR plus an interest rate percentage (initially 2.00%) and an additional CSA. The Credit Agreement, as amended, continues to include customary affirmative and negative covenants and events of default for financings of this type.
The Term Loan A-1 facility amortizes on a quarterly basis beginning September 30, 2023 at a rate of (i) 2.5% per annum during the first year following the Effective Date of the Third Amendment, (ii) 5.0% per annum during the second, third and fourth years following the Effective Date of the Third Amendment and (iii) 7.5% per annum during the fifth year following the Effective Date of the Third Amendment, with the balance due on April 28, 2028. The new secured revolving line of credit has a five-year term.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, DaVita's response to and the expected future impacts of the coronavirus (COVID-19), including statements about our balance sheet and liquidity, our expenses and expense offsets, revenues, billings and collections, availability or cost of supplies, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, the availability, acceptance, impact, administration and efficacy of COVID-19 vaccines, treatments and therapies, the continuing impact on the U.S. and global economies, labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, expenses, strategic initiatives, government and commercial payment rates, expectations related to value-based care, integrated kidney care and Medicare Advantage (MA) plan enrollment, and our ongoing stock repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," “could,” "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•the continuing impact of the COVID-19 pandemic, current macroeconomic and marketplace conditions, and global events, many of which are interrelated and which relate to, among other things, the impact of the COVID-19 pandemic on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition and results of operations; the government’s response to the ongoing pandemic; the pandemic's impact on the U.S. and global economies, labor market conditions, interest rates, inflation and evolving monetary policies; the availability, acceptance, impact and efficacy of COVID-19 vaccines, treatments and therapies; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus; the continuing impact of the pandemic on our revenues and non-acquired growth due to lower treatment volumes; COVID-19's impact on the chronic kidney disease (CKD) population and our patient population including on the mortality of these patients; any potential negative impact on our commercial mix or the number of our patients covered by commercial insurance plans; continued increased COVID-19-related costs; our ability to successfully implement cost savings initiatives; supply chain challenges and disruptions; and elevated teammate turnover and training costs and higher salary and wage expense. including, among other things, increased contract wages, driven in part by persisting labor market conditions and a high demand for our clinical personnel, any of which may also have the effect of heightening many of the other risks and uncertainties discussed below, and in many cases, the impact of the pandemic and the aforementioned global economic conditions on our business may persist even after the pandemic subsides;
•the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates; a reduction in the number or percentage of our patients under such plans, including, without limitation, as a result of restrictions or prohibitions on the use and/or availability of charitable premium assistance, which may result in the loss of revenues or patients, as a result of our making incorrect assumptions about how our patients will respond to any change in financial assistance from charitable organizations; or as a result of payors' implementing restrictive plan designs, including, without limitation, actions taken in response to the U.S. Supreme Court’s decision in Marietta Memorial Hospital Employee Health Benefit Plan, et al. v. DaVita Inc. et al. (Marietta); how and whether regulators and legislators will respond to the Marietta decision including, without limitation, whether they will issue regulatory guidance or adopt new legislation; how courts will interpret other anti-discriminatory provisions that may apply to restrictive plan designs; whether there could be other potential negative impacts of the Marietta decision; and the timing of each of these items;
•the extent to which the ongoing implementation of healthcare reform, or changes in or new legislation, regulations or guidance, enforcement thereof or related litigation result in a reduction in coverage or reimbursement rates for our services, a reduction in the number of patients enrolled in or that select higher-paying commercial plans, including for example MA plans; or other material impacts to our business or operations; or our making incorrect assumptions about how our patients will respond to any such developments;
•risks arising from potential changes in laws, regulations or requirements applicable to us, such as potential and proposed federal and/or state legislation, regulation, ballot, executive action or other initiatives, including, without limitation, those related to healthcare and/or labor matters;

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
•a reduction in government payment rates under the Medicare End Stage Renal Disease program, state Medicaid or other government-based programs and the impact of the MA benchmark structure;
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
•our aspirations, goals and disclosures related to environmental, social and governance (ESG) matters, including, among other things, evolving regulatory requirements affecting ESG standards, measurements and reporting requirements; the availability of suppliers that can meet our sustainability standards; and our ability to recruit, develop and retain diverse talent in our labor markets; and
•the other risk factors, trends and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 10-K), and the risks and uncertainties discussed in any subsequent reports that we file or furnish with the Securities and Exchange Commission (SEC) from time to time.
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
General Economic and Marketplace Conditions
Developments in general economic and market conditions could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, cash flows and/or liquidity. Many of these external factors and conditions are interrelated, including, among other things, the continuing impact of COVID-19 on the mortality rates of our patients and other ESRD or CKD patients, supply chain challenges, inflation, rising interest rates, labor market conditions and wage pressure. Certain of these impacts could be further intensified by concurrent global events such as the ongoing conflict between Russia and Ukraine, which has continued to drive sociopolitical and economic uncertainty in Europe and across the globe.
Operational and Financial Impacts
In the first quarter of 2023, we saw an increase in treatment volume compared to the prior quarter due primarily to a higher patient census. However, we continue to experience a negative impact on revenue and treatment volume on a full year over full year basis due to the cumulative negative impact of COVID-19 on the mortality rates of our patients, which has in turn had an adverse impact on our patient census over time. As the pandemic continues to subside, we expect that the impact of COVID-19 will likely continue to negatively impact our revenue and non-acquired growth for a period of time due to the compounding impact of mortalities, among other things. New admission rates, future revenues and non-acquired growth could also continue to be negatively impacted over time to the extent that the CKD population experiences elevated mortality levels due to the pandemic. There remains significant uncertainty as to the ultimate impact of COVID-19 on our treatment volumes, in part due to, among other things, the indeterminate severity and duration of the pandemic and the complexity of factors that may drive new admissions and missed treatment rates over time. Depending on the ultimate severity and duration of the pandemic, the magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows.
Ongoing global economic conditions, such as general labor, supply chain and inflationary pressures, combined with the impact of COVID-19, have also increased, and will continue to increase, our expenses, including, among others, staffing and labor costs. While we continued to experience elevated levels of compensation and training expenses during the first quarter, we have experienced improvement in labor costs, primarily due to decreased utilization of contract labor in the first quarter. We expect certain of these increased costs to continue, and the cumulative impact of these costs could be material. In addition, potential staffing shortages or disruptions, if material, could ultimately lead to the unplanned closures of certain centers or adversely impact clinical operations, and may otherwise have a material adverse impact on our ability to provide dialysis services or the cost of providing those services, among other things. In the first quarter, we also saw a continued elevated level of effort and cost needed to procure certain of our equipment and clinical supplies, including dialysis supplies.
The staffing and labor cost inflation described above, in addition to higher equipment and clinical supply costs, have put pressure on our existing cost structure, and as noted above, we expect that certain of those increased costs will persist as global supply chains continue to experience volatility and disruptions and as inflationary pressures and challenging labor market conditions continue. During the first quarter, we continued to implement cost savings opportunities to help mitigate these cost and volume pressures. These include, among other things, anticipated cost savings related to certain general and administrative cost efficiencies, such as ongoing initiatives that increase our use of third party service providers to perform certain activities, including, among others, finance and accounting functions as well as related information technology functions; initiatives relating to clinic optimization and initiatives for capacity utilization improvement; and procurement opportunities. We have incurred, and expect to continue to incur, charges in connection with the continued implementation of certain of these initiatives, and there can be no assurance that we will be able to successfully execute these initiatives or that they will achieve expectations or succeed in helping offset the impact of these challenging conditions. Any failure on our part to adjust our business and operations in this manner, to adjust to other marketplace developments or dynamics or to appropriately implement these initiatives in accordance with applicable legal, regulatory or compliance requirements could adversely impact our ability to provide dialysis services or the cost of providing those services, among other things, and ultimately could have a material adverse effect on our business, reputation, results of operations, financial condition and cash flows.

We believe the ultimate impact of the COVID-19 pandemic and the aforementioned general economic and marketplace conditions on the Company over time will depend on future developments that are highly uncertain and difficult to predict. We expect that these conditions will continue to impact our business in 2023.
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the three months ended March 31, 2023 compared to the three months ended December 31, 2022, and the year to date periods for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Consolidated results of operations
The following tables summarize our revenues, operating income and adjusted operating income by line of business. See the discussion of our results for each line of business following the tables. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Three months ended		Q1 2023 vs. Q4 2022
	March 31, 2023	December 31, 2022	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,612	$2,658	$(46)	(1.7)%
Other — Ancillary services	284	285	(1)	(0.4)%
Elimination of intersegment revenues	(23)	(27)	4	14.8%
Total consolidated revenues	$2,873	$2,917	$(44)	(1.5)%

Operating income (loss):
U.S. dialysis	$361	$335	$26	7.8%
Other — Ancillary services	(25)	(40)	15	37.5%
Corporate administrative support	(25)	(38)	13	34.2%
Operating income	$312	$256	$56	21.9%

Adjusted operating income (loss)(1):
U.S. dialysis	$400	$387	$13	3.4%
Other — Ancillary services	(24)	(32)	8	25.0%
Corporate administrative support	(24)	(38)	14	36.8%
Adjusted operating income	$352	$317	$35	11.0%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

	Three months ended		YTD Q1 2023 vs. YTD Q1 2022
	March 31, 2023	March 31, 2022	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,612	$2,575	$37	1.4%
Other — Ancillary services	284	265	19	7.2%
Elimination of intersegment revenues	(23)	(22)	(1)	(4.5)%
Total consolidated revenues	$2,873	$2,818	$55	2.0%

Operating income (loss):
U.S. dialysis	$361	$406	$(45)	(11.1)%
Other — Ancillary services	(25)	(32)	7	21.9%
Corporate administrative support	(25)	(36)	11	30.6%
Operating income	$312	$338	$(26)	(7.7)%

Adjusted operating income (loss)(1):
U.S. dialysis	$400	$411	$(11)	(2.7)%
Other — Ancillary services	(24)	(32)	8	25.0%
Corporate administrative support	(24)	(36)	12	33.3%
Adjusted operating income	$352	$343	$9	2.6%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.
U.S. dialysis results of operations
Treatment volume:

	Three months ended		Q1 2023 vs. Q4 2022
	March 31, 2023	December 31, 2022	Amount	Percent
Dialysis treatments	7,117,427	7,239,660	(122,233)	(1.7)%
Average treatments per day	92,434	91,641	793	0.9%
Treatment days	77.0	79.0	(2.0)	(2.5)%
Normalized non-acquired treatment growth(1)	—%	(2.1)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.

	Three months ended		YTD Q1 2023 vs. YTD Q1 2022
	March 31, 2023	March 31, 2022	Amount	Percent
Dialysis treatments	7,117,427	7,109,788	7,639	0.1%
Average treatments per day	92,434	92,335	99	0.1%
Treatment days	77.0	77.0	—	—%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

Our U.S. dialysis treatment volume is directly correlated with our operating revenues and expenses. The decrease in our U.S. dialysis treatments for the first quarter of 2023 from the fourth quarter of 2022 was primarily driven by two fewer treatment days, partially offset by increased average treatments per day due to increased admits due to growth in our patient population.
The increase in our U.S. dialysis treatments for the three months ended March 31, 2023 from the three months ended March 31, 2022 was primarily driven by increased average treatments per day due to decreased mortality in our patient population.
Revenues:

	Three months ended		Q1 2023 vs. Q4 2022
	March 31, 2023	December 31, 2022	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,612	$2,658	$(46)	(1.7)%
Average patient service revenue per treatment	$366.14	$366.30	$(0.16)	—%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Three months ended		YTD Q1 2023 vs. YTD Q1 2022
	March 31, 2023	March 31, 2022	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,612	$2,575	$37	1.4%
Average patient service revenue per treatment	$366.14	$361.35	$4.79	1.3%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
U.S. dialysis average patient service revenue per treatment for the first quarter of 2023 compared to the fourth quarter of 2022 decreased, driven by a seasonal decline from co-insurance and deductibles, partially offset by an increase in the Medicare base rate in 2023, favorable changes due to the continued shift to MA plans and a seasonal increase in hospital inpatient dialysis treatments.
U.S. dialysis average patient service revenue per treatment for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022 primarily driven by a net increase in the Medicare rate due to base rate increase in 2023 partially offset by the reinstatement of 2% sequestration. The increase was also impacted by the continued shift to MA plans and increases in hospital inpatient dialysis revenues.
Operating expenses:

	Three months ended		Q1 2023 vs. Q4 2022
	March 31, 2023	December 31, 2022	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,832	$1,865	$(33)	(1.8)%
General and administrative	259	283	(24)	(8.5)%
Depreciation and amortization	167	184	(17)	(9.2)%
Equity investment income	(6)	(8)	2	25.0%
Total operating expenses and charges	$2,251	$2,324	$(73)	(3.1)%
Patient care costs per treatment	$257.34	$257.60	$(0.26)	(0.1)%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended		YTD Q1 2023 vs. YTD Q1 2022
	March 31, 2023	March 31, 2022	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,832	$1,796	$36	2.0%
General and administrative	259	217	42	19.4%
Depreciation and amortization	167	162	5	3.1%
Equity investment income	(6)	(6)	—	—%
Total operating expenses and charges	$2,251	$2,169	$82	3.8%
Patient care costs per treatment	$257.34	$252.61	$4.73	1.9%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.
Charges impacting operating income
Closure costs. During the third quarter of 2022, we began a strategic review of our outpatient clinic capacity requirements and utilization, which have been impacted both by declines in our patient census in some markets due to the COVID-19 pandemic, as well as by our initiatives toward, and advances in, increasing the proportion of our home dialysis patients. This review has resulted in higher than normal charges for center capacity closures.
During the first quarter of 2023, we incurred charges for U.S. dialysis center closures of approximately $22.2 million, which increased our patient care costs by $12.6 million, our general and administrative expenses by $4.8 million and our depreciation and amortization expense by $4.8 million. By comparison, during the fourth quarter of 2022, U.S. dialysis center closures were approximately $35.3 million, which increased our patient care costs by $6.0 million, our general and administrative expenses by $5.3 million and our depreciation and amortization expense by $24.0 million. During the first quarter of 2022, U.S. dialysis center closures were approximately $4.5 million, which increased our patient care costs by $2.9 million, our general and administrative expenses by $1.4 million and our depreciation and amortization expense by $0.2 million. These capacity closures costs included net losses on assets retired, lease costs, asset impairments and accelerated depreciation and amortization.
We will continue to optimize our U.S. dialysis center footprint through center mergers and/or closures and expect our center closure rates to remain at elevated levels over the next several quarters.
Severance costs. During the fourth quarter of 2022, we committed to a plan to increase efficiencies and cost savings in certain general and administrative support functions. As a result of this plan, we recognized expenses related to termination and other benefit commitments in our U.S. dialysis business of $16.9 million and $17.0 million during first quarter of 2023 and the fourth quarter of 2022, respectively.
Patient care costs. U.S. dialysis patient care costs per treatment for the first quarter of 2023 decreased from the fourth quarter of 2022 primarily due to decreases in pharmaceutical costs, health benefit expenses, contract wages and insurance expense. These decreases were partially offset by increases in compensation expenses and fixed other direct operating expenses in our dialysis centers due to fewer number of treatments in the first quarter of 2023. In addition, our patient costs per treatment were negatively impacted by increases in center closure costs, as described above, and costs related to management meetings.
U.S. dialysis patient care costs per treatment for the three months ended March 31, 2023 increased from the three months ended March 31, 2022 primarily due to increased compensation expenses including increased wage rates and headcount. Other drivers of the increase include increases in other direct operating expenses associated with our dialysis centers as well as center closure costs, as described above, and travel costs, including management meetings. These increases were partially offset by decreased pharmaceutical costs, contract wages and health benefit expenses.
General and administrative expenses. U.S. dialysis general and administrative expenses in the first quarter of 2023 decreased from the fourth quarter of 2022 primarily due to decreased professional fees, a refund received related to 2022 advocacy costs, seasonal decreases in other costs, including IT costs and other purchased services as well as health benefit expenses. These decreases were partially offset by increased long-term incentive compensation expense.
U.S. dialysis general and administrative expenses for the three months ended March 31, 2023 increased from the three months ended March 31, 2022 primarily due to increases in compensation expenses including increased wage rates and severance costs, as described above. Other drivers of this change include increased costs related to travel and management meetings, center closure costs, as described above, and higher IT-related costs. These increases were partially offset by a refund received related to 2022 advocacy costs.

Depreciation and amortization. U.S. dialysis depreciation and amortization expenses for the quarter ended March 31, 2023 decreased compared to the quarter ended December 31, 2022 primarily due to less accelerated depreciation related to center closures, as described above.
U.S. dialysis depreciation and amortization expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 increased primarily due to accelerated depreciation related to expected center closures, as described above, as well as a full quarter of depreciation from the rollout of our new clinical system in May 2022, partially offset by operating fewer centers.
Equity investment income. U.S. dialysis equity investment income decreased for the first quarter of 2023 compared to the fourth quarter of 2022 due to a decline in profitability at certain nonconsolidated dialysis partnerships.
U.S. dialysis equity investment income remained relatively flat for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Operating income and adjusted operating income:

	Three months ended		Q1 2023 vs. Q4 2022
	March 31, 2023	December 31, 2022	Amount	Percent
	(dollars in millions)
Operating income	$361	$335	$26	7.8%
Adjusted operating income(1)	$400	$387	$13	3.4%

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

	Three months ended		YTD Q1 2023 vs. YTD Q1 2022
	March 31, 2023	March 31, 2022	Amount	Percent
	(dollars in millions)
Operating income	$361	$406	$(45)	(11.1)%
Adjusted operating income(1)	$400	$411	$(11)	(2.7)%

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.
U.S. dialysis operating income for the first quarter of 2023 compared to the fourth quarter of 2023 and for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, was impacted by center closure and severance costs, as described above.
U.S. dialysis operating income and adjusted operating income for the first quarter of 2023 increased from the fourth quarter of 2022 primarily due to decreased pharmaceutical costs, health benefit expenses, contract wages, professional fees, a refund received related to 2022 advocacy costs and seasonal decreases in other general administrative costs, as described above. Operating income and adjusted operating income were negatively impacted by decreased dialysis treatments, as described above. Other impacts include increased compensation expenses, costs related to management meetings and long-term incentive compensation expense.
U.S. dialysis operating income and adjusted operating income for the three months ended March 31, 2023 decreased from the three months ended March 31, 2022 primarily due to increases in compensation expenses and travel costs including management meetings as well as other direct operating expenses associated with our dialysis centers and IT-related costs. Operating income and adjusted operating income were positively impacted by increases in dialysis treatments and our average patient service revenue per treatment, as described above, as well as decreases in pharmaceutical costs, contract wages, and a refund received related to 2022 advocacy costs.

Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of March 31, 2023, these consisted principally of our U.S. IKC business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations.
These ancillary services generated revenues of approximately $284 million in the first quarter of 2023, representing approximately 10% of our consolidated revenues.
As of March 31, 2023, DaVita IKC provided integrated care and disease management services to approximately 67,000 patients in risk-based integrated care arrangements and to an additional 15,000 patients in other integrated care arrangements. We also expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include, among other things, healthcare services not related to dialysis.
For a discussion of the risks related to IKC and our ancillary services, see the discussion in the risk factors in Part I, Item 1A Risk Factors of our 2022 10-K under the headings, "The U.S. integrated kidney care, U.S. other ancillary services and international operations that we operate or invest in now or in the future..." and "If we are not able to successfully implement our strategy with respect to our integrated kidney care and value-based care initiatives..."
As of March 31, 2023, our international dialysis operations provided dialysis and administrative services through a total of 351 outpatient dialysis centers located in 11 countries outside of the United States.
Ancillary services results of operations

	Three months ended		Q1 2023 vs. Q4 2022
	March 31, 2023	December 31, 2022	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$98	$102	$(4)	(3.9)%
U.S. other ancillary	7	7	—	—%
International	179	177	2	1.1%
Total ancillary services revenues	$284	$285	$(1)	(0.4)%

Operating (loss) income:
U.S. IKC	$(37)	$(34)	$(3)	(8.8)%
U.S. other ancillary	(3)	(1)	(2)	(200.0)%
International(1)	15	(4)	19	475.0%
Total ancillary services operating loss	$(25)	$(40)	$15	37.5%

Adjusted operating (loss) income(2):
U.S. IKC	$(37)	$(34)	$(3)	(8.8)%
U.S. other ancillary	(3)	(1)	(2)	(200.0)%
International(1)	15	3	12	400.0%
Total ancillary services adjusted operating loss	$(24)	$(32)	$8	25.0%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income (loss) and adjusted operating income for the three months ended March 31, 2023 and December 31, 2022 includes foreign currency losses embedded in equity method income recognized from our APAC JV of approximately $(0.7) million and $(5.0) million, respectively.
(2)For a reconciliation of adjusted operating (loss) income by reportable segment, see “Reconciliations of Non-GAAP measures” section below.

	Three months ended		YTD Q1 2023 vs. YTD Q1 2022
	March 31, 2023	March 31, 2022	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$98	$87	$11	12.6%
U.S. other ancillary	7	5	2	40.0%
International	179	173	6	3.5%
Total ancillary services revenues	$284	$265	$19	7.2%

Operating (loss) income:
U.S. IKC	$(37)	$(37)	$—	—%
U.S. other ancillary	(3)	(3)	—	—%
International(1)	15	8	7	87.5%
Total ancillary services operating loss	$(25)	$(32)	$7	21.9%

Adjusted operating (loss) income(2):
U.S. IKC	$(37)	$(37)	$—	—%
U.S. other ancillary	(3)	(3)	—	—%
International(1)	15	8	7	87.5%
Total ancillary services adjusted operating loss	$(24)	$(32)	$8	25.0%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income and adjusted operating income for the three months ended March 31, 2023 and March 31, 2022 includes foreign currency (losses) gains embedded in equity method income recognized from our Asia Pacific joint venture (APAC JV) of approximately $(0.7) million and $0.3 million, respectively.
(2)For a reconciliation of adjusted operating (loss) income by reportable segment, see “Reconciliations of Non-GAAP measures” section below.
Revenues
IKC revenues for the first quarter of 2023 decreased compared to the fourth quarter of 2022 due to a net decrease in shared savings, partially offset by an increase in revenues from our special needs plans. Other U.S. ancillary revenues for the first quarter of 2023 remained flat compared to the fourth quarter of 2022. International revenues for the first quarter of 2023 increased compared to the fourth quarter of 2022 due to a rate increase in one country and acquisition-related growth.
IKC revenues for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022 due to an increase in shared savings. Other U.S. ancillary services revenues for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022 due to increased revenues in our clinical research programs. Our international revenues for the three months ended March 31, 2023 increased from the three months ended March 31, 2022 due to acquisition-related growth as well as rate increases.
Charges impacting operating income - severance and other costs
During the fourth quarter of 2022, similar to U.S. dialysis, we committed to a plan to increase efficiencies and cost savings in certain general and administrative support functions and other overhead costs. As a result of this plan, we recognized expenses related to termination and other benefit commitments in our IKC business of $0.4 million and $0.5 million during the first quarter of 2023 and the fourth quarter of 2022, respectively. We recognized these expenses and other charges in our international operations of $7.5 million during the fourth quarter of 2022.
Operating loss and adjusted operating loss
IKC operating loss and adjusted operating loss for the first quarter of 2023 compared to the fourth quarter of 2022 increased due to a net decrease in shared savings, partially offset by an increase in revenues from our special needs plans. Other U.S. ancillary services operating loss and adjusted operating loss for the first quarter of 2023 increased compared to the fourth quarter of 2022, driven by an increase in expenses related to our clinical research programs. International operating results and adjusted operating income for the first quarter of 2023 increased from the fourth quarter of 2022 primarily due to an acquisition-related expense recognized in fourth quarter 2022, as well as increases in equity income resulting from fluctuations in foreign currency at our APAC JV and increases in revenue, as described above.
IKC operating loss and adjusted operating loss for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 remained flat, primarily due to increased shared savings, offset by continued investments in our integrated care support functions. Other U.S. ancillary services operating loss and adjusted operating loss for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 remained flat. International operating income and adjusted operating income for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022 primarily driven by acquisition-related growth and revenue increases, as well as rate increases.
Corporate administrative support

	Three months ended		Q1 2023 vs. Q4 2022
	March 31, 2023	December 31, 2022	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(25)	$(38)	$13	34.2%

	Three months ended		YTD Q1 2023 vs. YTD Q1 2022
	March 31, 2023	March 31, 2022	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(25)	$(36)	$11	30.6%
Corporate administrative support expenses for the quarter ended March 31, 2023 compared to the quarter ended December 31, 2022 decreased primarily due to decreases in legal fees, partially offset by an increase in long-term incentive compensation. Corporate administrative support expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 decreased primarily due to decreased legal fees.
Corporate-level charges

	Three months ended		Q1 2023 vs. Q4 2022
	March 31, 2023	December 31, 2022	Amount	Percent
	(dollars in millions)
Debt expense	$101	$101	$—	—%
Other income (loss), net	$4	$(8)	$12	150.0%
Effective income tax rate on income from continuing operations	20.5%	23.3%		(2.8)%
Effective income tax rate on income from continuing operations attributable to DaVita Inc.(1)	27.5%	38.5%		(11.0)%
Net income attributable to noncontrolling interests	$55	$59	$(4)	(6.8)%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.

	Three months ended		YTD Q1 2023 vs. YTD Q1 2022
	March 31, 2023	March 31, 2022	Amount	Percent
	(dollars in millions)
Debt expense	$101	$74	$27	36.5%
Other income (loss), net	$4	$(2)	$6	300.0%
Effective income tax rate	20.5%	21.7%		(1.2)%
Effective income tax rate attributable to DaVita Inc.(1)	27.5%	26.0%		1.5%
Net income attributable to noncontrolling interests	$55	$44	$11	25.0%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.

Debt expense
Debt expense for the first quarter of 2023 compared to the fourth quarter of 2022 was relatively flat primarily due to an increase in our weighted average effective interest rate, offset by a decrease in our weighted average outstanding credit facility balance. Debt expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 increased due to an increase in our weighted average effective interest rate.
Our overall weighted average effective interest rate for the three months ended March 31, 2023 was 4.55% compared to 4.49% for the three months ended December 31, 2022. See Note 6 to the condensed consolidated financial statements for further information on the components of our debt.
Other income (loss), net
Other income for the first quarter of 2023 compared to other loss for the fourth quarter of 2022, was primarily driven by a decrease in losses on investments. Other income for the three months ended March 31, 2023 compared to other loss for the three months ended March 31, 2022 was driven by an increase in interest income, partially offset by increased losses on investments.
Effective income tax rate
The effective income tax rate and the effective income tax rate attributable to DaVita Inc. decreased for the first quarter of 2023 compared to the fourth quarter of 2022 primarily due to expenses recognized in the fourth quarter related to finalized tax returns, international tax accruals and higher non-deductible advocacy spend.
The effective income tax rate for the three months ended March 31, 2023 decreased compared to the three months ended March 31, 2022 primarily due to an increase in the portion of our earnings attributable to non-controlling interests and a decrease in forecasted non-deductible advocacy spend in 2023, partially offset by a reduction in recognized tax benefits from stock-based compensation and tax credits. The effective income tax rate attributable to DaVita Inc. for the three months ended March 31, 2023 increased from the three months ended March 31, 2022 primarily due to a reduction in recognized tax benefits from stock-based compensation and tax credits, partially offset by a decrease in forecasted non-deductible advocacy spend in 2023.
Net income attributable to noncontrolling interests
The decrease in net income attributable to noncontrolling interests for the first quarter of 2023 from the fourth quarter of 2022 was due to reduced earnings at certain U.S. dialysis partnerships. The increase in net income attributable to noncontrolling interests for the three months ended March 31, 2023 from the three months ended March 31, 2022 was due to increased profitability at certain U.S. dialysis partnerships.
Accounts receivable
Our consolidated accounts receivable balances at March 31, 2023 and December 31, 2022 were $2.058 billion and $2.132 billion, respectively, representing approximately 65 and 68 days of revenue outstanding (DSO), respectively. Consolidated DSO decreased primarily due to release of billing holds and improved collections from certain payers. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes from the fourth quarter of 2022 to the first quarter of 2023 in the carrying amount of accounts receivable outstanding over one year old.

Liquidity and capital resources
The following table shows the summary of our major sources and uses of cash, cash equivalents and restricted cash:

	Three months ended March 31,		YTD Q1 2023 vs. YTD Q1 2022
	2023	2022	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$171	$206	$(35)	(17.0)%
Non-cash items in net income	209	203	6	3.0%
Other working capital changes	89	(79)	168	(212.7)%
Other	(6)	(8)	2	(25.0)%
	$463	$322	$141	43.8%

Net cash used in investing activities:
Capital expenditures:
Routine maintenance/information technology/other	$(109)	$(84)	$(25)	29.8%
Development and relocations	(39)	(39)	—	—%
Acquisition expenditures	—	(5)	5	(100.0)%
Proceeds from sale of self-developed properties	—	8	(8)	(100.0)%
Other	31	1	30	3,000.0%
	$(117)	$(118)	$1	(0.8)%

Net cash used in financing activities:
Debt payments, net	$(269)	$(45)	$(224)	497.8%
Distributions to noncontrolling interests	(55)	(65)	10	(15.4)%
Contributions from noncontrolling interests	5	5	—	—%
Share repurchases	—	(236)	236	(100.0)%
Other	43	—	43
	$(276)	$(342)	$66	(19.3)%

Total number of shares repurchased	—	2,104	(2,104)	(100.0)%

Free cash flow(1)	265	147	118	80.3%
Certain columns or rows may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of our free cash flow, see "Reconciliations of Non-GAAP measures" section below.
Consolidated cash flows
Consolidated cash flows from operating activities during the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022 primarily due to a decrease in total DSO, which decreased approximately three days for the three months ended March 31, 2023 compared to an increase of four days for the three months ended March 31, 2022 as well as by changes in other working capital items partially offset by an increase in interest payments.
Free cash flow during the three months ended March 31, 2023 increased from the three months ended March 31, 2022 primarily due to a increase in net cash provided by operating activities partially offset by an increase in capital expenditures.
Significant uses of cash during the period included net debt payments which consisted of the repayment of $165 million on our revolving line of credit and regularly scheduled and other principal payments under our senior secured credit facilities totaling approximately $54 million on Term Loan A and $36 million on Term Loan B-1, as well as additional required payments under other debt arrangements.
By comparison, the same period in 2022 included draws on our revolving line of credit and subsequent repayment in full as of quarter end. Other net debt payments during the three months ended March 31, 2022 primarily consisted of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $22 million on Term

Loan A and $7 million on Term Loan B-1, as well as additional required payments under other debt agreements. For the three months ended March 31, 2022 we also used cash to repurchase 2,103,905 shares of our common stock.
Dialysis center footprint
The table below shows the footprint of our dialysis operations by number of dialysis centers owned or operated:

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
	2023	2022	2023	2022
Number of centers operated at beginning of period	2,724	2,815	350	339
Acquired centers	—	—	—	3
Developed centers	3	9	3	1
Net change in non-owned managed or administered centers(1)	—	—	—	3
Sold and closed centers(2)	—	(5)	(2)	—
Closed centers(3)	(20)	(10)	—	—
Number of centers operated at end of period	2,707	2,809	351	346

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
Available liquidity
As of March 31, 2023, we had an undrawn $1.0 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of March 31, 2023. We separately had approximately $151 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
See Note 6 to the condensed consolidated financial statements for components of our long-term debt and their interest rates, as well as Note 14 concerning amendments to our senior secured credit facilities entered into subsequent to March 31, 2023. We may from time to time seek to obtain funds or refinance existing debt through additional debt financings or other capital alternatives.
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
We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our senior secured credit facilities and our access to the capital markets, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. Our primary recurrent sources of liquidity are cash from operations and cash from borrowings, which are subject to general, economic, financial, competitive, regulatory and other factors that are beyond our control, as described in Item 1A Risk Factors of our 2022 10-K.
Reconciliations of Non-GAAP measures
The following tables provide reconciliations of adjusted operating income (loss) to operating income (loss) as presented on a U.S. generally accepted accounting principles (GAAP) basis for our U.S. dialysis reportable segment as well as for our U.S. IKC business, our U.S. other ancillary services, our international business, and for our total ancillary services which combines them and is disclosed as our other segments category, in addition to our corporate administrative support. These non-GAAP or “adjusted” measures are presented because management believes these measures are useful adjuncts to, but not alternatives for, our GAAP results. Note that the non-GAAP measures presented for prior periods below have been conformed to the method or calculation of non-GAAP measures presented for the current period.

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

	Three months ended March 31, 2023
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$361	$(37)	$(3)	$15	$(25)	$(25)	$312
Center closure charges	22						22
Severance and other costs	17	—			—	1	18
Adjusted operating income (loss)	$400	$(37)	$(3)	$15	$(24)	$(24)	$352
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended December 31, 2022
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$335	$(34)	$(1)	$(4)	$(40)	$(38)	$256
Center closure charges	35			3	3		38
Severance and other costs	17	—		5	5	1	23
Adjusted operating income (loss)	$387	$(34)	$(1)	$3	$(32)	$(38)	$317
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended March 31, 2022
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$406	$(37)	$(3)	$8	$(32)	$(36)	$338
Center closure charges	4						4
Adjusted operating income (loss)	$411	$(37)	$(3)	$8	$(32)	$(36)	$343
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended
	March 31, 2023	December 31, 2022	March 31, 2022
	(dollars in millions)
Income from continuing operations before income taxes	$215	$147	$263
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(55)	(59)	(44)
Income before income taxes attributable to DaVita Inc.	$159	$89	$219
Income tax expense	$44	$34	$57
Less: Income tax attributable to noncontrolling interests	—	—	—
Income tax expense attributable to DaVita Inc.	$44	$34	$57
Effective income tax rate on income from continuing operations attributable to DaVita Inc.	27.5%	38.5%	26.0%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended
	March 31, 2023	March 31, 2022
	(dollars in millions)
Net cash provided by operating activities	$463	$322
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Distributions to noncontrolling interests	(55)	(65)
Contributions from noncontrolling interests	5	5
Expenditures for routine maintenance and information technology	(109)	(84)
Expenditures for development and relocations	(39)	(39)
Proceeds from sale of self-developed properties	—	8
Free cash flow	$265	$147
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
We also have potential obligations to purchase the noncontrolling interests held by third parties in many of our majority-owned dialysis partnerships and other nonconsolidated entities. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. For additional information on these obligations and how we measure and report them, see Note 11 to the condensed consolidated financial statements included in this report and Notes 17 and 24 to the consolidated financial statements included in our 2022 10-K.
For information on the maturities and other terms of our long term debt, see Note 6 to the condensed consolidated financial statements.
As of March 31, 2023, we have outstanding letters of credit in the aggregate amount of approximately $151 million under a bilateral secured letter of credit facility separate from our senior secured credit facilities.
As of March 31, 2023, we have outstanding purchase agreements with various suppliers to purchase set amounts of dialysis equipment, parts, pharmaceuticals, and supplies. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier, as described further in Note 17 to the Company's consolidated financial statements included in the 2022 10-K.
Finally, on May 25, 2022, we entered into an agreement with Medtronic, Inc. and one of its subsidiaries (collectively, Medtronic) to form a new, independent kidney care-focused medical device company (Mozarc Medical). The transaction closed effective April 1, 2023. For additional information see Note 14.

New Accounting Standards
See discussion of new accounting standards in Note 13 to the condensed consolidated financial statements.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest rate and foreign currency sensitivity
There has been no material change in the nature of the Company's interest rate risks or foreign currency exchange risks from those described in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
The tables below provide information about our financial instruments that are sensitive to changes in interest rates as of March 31, 2023. For further information on the components of the Company's long-term debt and their interest rates, see Note 6 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q at Part I Item 1.

	Expected maturity date								Average interest rate	Fair value(1)
	2023	2024	2025	2026	2027	2028	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$35	$30	$33	$43	$31	$28	$4,389	$4,589	4.43%	$3,602
Variable rate	$147	$1,370	$34	$2,554	$4	$2	$1	$4,112	4.63%	$4,062

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
However, principal amounts of $2,624 million for Term Loan B-1 and $876 million of Term Loan A (the capped debt) are subject to LIBOR caps of 2.00% through June 30, 2024. As of March 31, 2023, applicable LIBOR rates were above this 2.00%, making the interest rates on this capped debt “economically fixed", unless or until applicable LIBOR rates were to fall back below 2.00% during the remaining term of the caps. As a result, as of March 31, 2023, total fixed and economically fixed debt was $8,089 million, with an average interest rate of 4.28%, while total variable rate debt not subject to caps was $612 million with an average rate of 7.74%.
See Note 6 for further details on the Company’s interest rate cap agreements.

	Notional amount	Contract maturity date								Fair value
		2023	2024	2025	2026	2027	2028	Thereafter	Receive variable
	(dollars in millions)
2019 cap agreements	$3,500	$—	$3,500	$—	$—	$—	$—	$—	LIBOR above 2%	$112.7
Subsequent to March 31, 2023, the Company amended its senior secured credit facilities and entered into several forward interest rate cap agreements that become effective beginning June 28, 2024. For additional information see Note 14.
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
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements as of March 31, 2023. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as required by the Exchange Act as of such date for our Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K (2022 10-K) for the year ended December 31, 2022 filed with Securities and Exchange Commission. You should carefully consider the risks included in our 2022 10-K, together with all the other information in this Quarterly Report on Form 10-Q, including the forward-looking statements in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The Company did not repurchase any shares from January 1, 2023 through March 31, 2023.
As of May 8, 2023, we had approximately $1.596 billion available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Items 3, 4 and 5 are not applicable

Item 6.    Exhibits

Exhibit
Number

10.1	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2020 Incentive Award Plan).✓

10.2	Form of Performance-Based Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).✓

10.3	Form of Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).✓

10.4
Second Amendment, dated as of April 3, 2023, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender.✓

10.5	Third Amendment, dated as of April 28, 2023, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender.(1)

31.1	Certification of the Chief Executive Officer, dated May 8, 2023, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 8, 2023, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 8, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 8, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Filed or furnished herewith.

(1)	Filed on May 1, 2023 as an exhibit to the Company's Current Report on Form 8-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JOHN D. WINSTEL
John D. Winstel
Chief Accounting Officer*
Date: May 8, 2023

*	Mr. Winstel has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.