Form 10-Q
period 2023-06-30
DAVITA INC.
filed 2023-08-03
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of August 1, 2023, the number of shares of the registrant’s common stock outstanding was approximately 91.3 million shares.

DAVITA INC.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Dialysis patient service revenues	$2,890,685	$2,810,099	$5,650,719	$5,526,380
Other revenues	109,684	116,658	222,349	217,932
Total revenues	3,000,369	2,926,757	5,873,068	5,744,312
Operating expenses:
Patient care costs	2,055,844	2,016,788	4,114,033	4,035,317
General and administrative	364,016	315,219	695,630	610,039
Depreciation and amortization	183,672	171,176	361,743	344,120
Equity investment income, net	(8,454)	(9,141)	(15,274)	(16,187)
Total operating expenses	2,595,078	2,494,042	5,156,132	4,973,289
Operating income	405,291	432,715	716,936	771,023
Debt expense	(103,507)	(82,586)	(204,281)	(156,377)
Debt prepayment and refinancing charges	(7,962)	—	(7,962)	—
Other income (loss), net	1,373	(1,284)	5,125	(3,070)
Income before income taxes	295,195	348,845	509,818	611,576
Income tax expense	48,818	64,229	92,773	121,242
Net income	246,377	284,616	417,045	490,334
Less: Net income attributable to noncontrolling interests	(67,686)	(59,807)	(122,807)	(103,403)
Net income attributable to DaVita Inc.	$178,691	$224,809	$294,238	$386,931

Earnings per share attributable to DaVita Inc.:
Basic net income	$1.96	$2.38	$3.24	$4.06
Diluted net income	$1.91	$2.30	$3.17	$3.90

Weighted average shares for earnings per share:
Basic shares	90,984	94,457	90,742	95,382
Diluted shares	93,418	97,772	92,952	99,121
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$246,377	$284,616	$417,045	$490,334
Other comprehensive income (loss), net of tax:
Unrealized gains on interest rate cap agreements:
Unrealized gains	24,849	13,217	21,310	54,349
Reclassifications of net realized (gains) losses into net income	(18,956)	1,033	(34,698)	2,066
Unrealized gains (losses) on foreign currency translation:	41,961	(91,176)	75,522	(28,964)
Other comprehensive income (loss)	47,854	(76,926)	62,134	27,451
Total comprehensive income	294,231	207,690	479,179	517,785
Less: Comprehensive income attributable to noncontrolling interests	(67,686)	(59,807)	(122,807)	(103,403)
Comprehensive income attributable to DaVita Inc.	$226,545	$147,883	$356,372	$414,382
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$327,443	$244,086
Restricted cash and equivalents	94,727	94,903
Short-term investments	12,484	77,693
Accounts receivable	2,009,692	2,132,070
Inventories	110,299	109,122
Other receivables	354,921	413,976
Prepaid and other current assets	90,061	78,839
Income tax receivable	2,341	4,603
Total current assets	3,001,968	3,155,292
Property and equipment, net of accumulated depreciation of $5,503,439 and $5,265,372, respectively	3,158,450	3,256,397
Operating lease right-of-use assets	2,547,053	2,666,242
Intangible assets, net of accumulated amortization of $39,766 and $49,772, respectively	191,849	182,687
Equity method and other investments	593,269	231,108
Long-term investments	46,005	44,329
Other long-term assets	314,009	315,587
Goodwill	7,106,242	7,076,610
	$16,958,845	$16,928,252
LIABILITIES AND EQUITY
Accounts payable	$427,894	$479,780
Other liabilities	817,608	802,469
Accrued compensation and benefits	630,289	692,654
Current portion of operating lease liabilities	394,465	395,401
Current portion of long-term debt	101,113	231,404
Income tax payable	32,049	18,039
Total current liabilities	2,403,418	2,619,747
Long-term operating lease liabilities	2,384,471	2,503,068
Long-term debt	8,598,162	8,692,617
Other long-term liabilities	183,137	105,233
Deferred income taxes	760,038	782,787
Total liabilities	14,329,226	14,703,452
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,423,549	1,348,908
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 91,271 and 90,411 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	91	90
Additional paid-in capital	555,680	606,935
Retained earnings	468,725	174,487
Accumulated other comprehensive loss	(7,052)	(69,186)
Total DaVita Inc. shareholders' equity	1,017,444	712,326
Noncontrolling interests not subject to put provisions	188,626	163,566
Total equity	1,206,070	875,892
	$16,958,845	$16,928,252
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(dollars in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$417,045	$490,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	361,743	344,120
Debt prepayment and refinancing charges	7,132	—
Stock-based compensation expense	55,197	50,109
Deferred income taxes	(16,178)	9,069
Equity investment loss, net	14,571	90
Other non-cash charges, net	(5,160)	(32,858)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	141,503	(132,043)
Inventories	(116)	(1,927)
Other receivables and prepaid and other current assets	33,182	(61,811)
Other long-term assets	(607)	(49,093)
Accounts payable	(40,615)	24,517
Accrued compensation and benefits	(68,800)	(102,513)
Other current liabilities	17,242	42,517
Income taxes	5,200	(63,638)
Other long-term liabilities	(8,675)	(6,557)
Net cash provided by operating activities	912,664	510,316
Cash flows from investing activities:
Additions of property and equipment	(272,204)	(265,461)
Acquisitions	(2,575)	(9,491)
Proceeds from asset and business sales	21,198	114,829
Purchase of debt investments held-to-maturity	(30,419)	(89,530)
Purchase of other debt and equity investments	(6,366)	(3,010)
Proceeds from debt investments held-to-maturity	94,414	8,415
Proceeds from sale of other debt and equity investments	3,873	3,775
Purchase of equity method investments	(273,336)	(23,806)
Distributions from equity method investments	1,758	1,047
Net cash used in investing activities	(463,657)	(263,232)
Cash flows from financing activities:
Borrowings	2,136,873	1,182,911
Payments on long-term debt	(2,347,120)	(841,687)
Deferred and debt related financing costs	(45,009)	—
Purchase of treasury stock	—	(617,432)
Distributions to noncontrolling interests	(124,178)	(118,315)
Net payments related to stock purchases and awards	(43,612)	(47,866)
Contributions from noncontrolling interests	6,946	9,116
Proceeds from sales of additional noncontrolling interests	50,962	3,673
Purchases of noncontrolling interests	(7,610)	(15,365)
Net cash used in financing activities	(372,748)	(444,965)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,922	(1,342)
Net increase (decrease) in cash, cash equivalents and restricted cash	83,181	(199,223)
Cash, cash equivalents and restricted cash at beginning of the year	338,989	554,960
Cash, cash equivalents and restricted cash at end of the period	$422,170	$355,737
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended June 30, 2023
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at March 31, 2023	$1,398,829	90,650	$91	$590,251	$290,034	—	$—	$(54,906)	$825,470	$194,403
Comprehensive income:
Net income	50,259				178,691				178,691	17,427
Other comprehensive income								47,854	47,854
Stock award plan		621		(39,080)					(39,080)
Stock-settled stock-based compensation expense				28,661					28,661
Changes in noncontrolling interest from:
Distributions	(45,724)									(23,617)
Contributions	1,861									360
Acquisitions and divestitures				54					54	58
Partial purchases	(700)			(5,182)					(5,182)	(5)
Fair value remeasurements	19,024			(19,024)					(19,024)
Balance at June 30, 2023	$1,423,549	91,271	$91	$555,680	$468,725	—	$—	$(7,052)	$1,017,444	$188,626

	Six months ended June 30, 2023
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2022	$1,348,908	90,411	$90	$606,935	$174,487	—	$—	$(69,186)	$712,326	$163,566
Comprehensive income:
Net income	86,951				294,238				294,238	35,856
Other comprehensive income								62,134	62,134
Stock award plan		860	1	(48,603)					(48,602)
Stock-settled stock-based compensation expense				53,508					53,508
Changes in noncontrolling interest from:
Distributions	(81,274)									(42,904)
Contributions	5,609									1,337
Acquisitions and divestitures				13,077					13,077	30,776
Partial purchases	(700)			(5,182)					(5,182)	(5)
Fair value remeasurements	64,055			(64,055)					(64,055)
Balance at June 30, 2023	$1,423,549	91,271	$91	$555,680	$468,725	—	$—	$(7,052)	$1,017,444	$188,626
See notes to condensed consolidated financial statements.

	Three months ended June 30, 2022
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at March 31, 2022	$1,390,757	97,342	$97	$595,403	$516,459	(2,104)	$(233,318)	$(34,870)	$843,771	$174,552
Comprehensive income:
Net income	45,571				224,809				224,809	14,236
Other comprehensive loss								(76,926)	(76,926)
Stock award plan		837	1	(50,885)					(50,884)
Stock-settled stock-based compensation expense				25,590					25,590
Changes in noncontrolling interest from:
Distributions	(34,378)									(18,485)
Contributions	4,107									80
Acquisitions and divestitures	(29)			56					56
Partial purchases	(10,596)			(1,496)					(1,496)
Fair value remeasurements	(9,604)			9,604					9,604
Other	(7)									7
Purchase of treasury stock						(3,869)	(369,740)		(369,740)
Balance at June 30, 2022	$1,385,821	98,179	$98	$578,272	$741,268	(5,973)	$(603,058)	$(111,796)	$604,784	$170,390

	Six months ended June 30, 2022
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2021	$1,434,832	97,289	$97	$540,321	$354,337	—	$—	$(139,247)	$755,508	$180,640
Comprehensive income:
Net income	73,952				386,931				386,931	29,451
Other comprehensive income								27,451	27,451
Stock award plan		890	1	(54,373)					(54,372)
Stock-settled stock-based compensation expense				50,216					50,216
Changes in noncontrolling interest from:
Distributions	(77,259)									(41,056)
Contributions	7,304									1,812
Acquisitions and divestitures	2,392			939					939
Partial purchases	(11,418)			(3,270)					(3,270)
Fair value remeasurements	(44,439)			44,439					44,439
Other	457									(457)
Purchase of treasury stock						(5,973)	(603,058)		(603,058)
Balance at June 30, 2022	$1,385,821	98,179	$98	$578,272	$741,268	(5,973)	$(603,058)	$(111,796)	$604,784	$170,390

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
2.     Revenue recognition
The following tables summarize the Company's segment revenues by primary payor source:

	Three months ended June 30, 2023			Three months ended June 30, 2022
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,539,639		$1,539,639	$1,529,534		$1,529,534
Medicaid and Managed Medicaid	216,014		216,014	186,873		186,873
Other government	92,525	$125,964	218,489	86,079	$116,653	202,732
Commercial	876,033	60,871	936,904	854,662	55,708	910,370
Other revenues:
Medicare and Medicare Advantage		87,236	87,236		93,262	93,262
Medicaid and Managed Medicaid		396	396		232	232
Commercial		3,619	3,619		8,207	8,207
Other(1)	6,404	13,437	19,841	6,092	8,844	14,936
Eliminations of intersegment revenues	(20,361)	(1,408)	(21,769)	(19,389)		(19,389)
Total	$2,710,254	$290,115	$3,000,369	$2,643,851	$282,906	$2,926,757

(1)    Other primarily consists of management service fees earned in the respective Company line of business as well as other non-patient service revenue from the Company's U.S. integrated kidney care (IKC) and other ancillary services and international operations.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	Six months ended June 30, 2023			Six months ended June 30, 2022
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$3,022,405		$3,022,405	$2,993,621		$2,993,621
Medicaid and Managed Medicaid	421,790		421,790	376,528		376,528
Other government	174,570	$247,550	422,120	166,879	$233,548	400,427
Commercial	1,711,427	115,387	1,826,814	1,689,240	108,132	1,797,372
Other revenues:
Medicare and Medicare Advantage		180,475	180,475		176,859	176,859
Medicaid and Managed Medicaid		965	965		769	769
Commercial		4,825	4,825		9,546	9,546
Other(1)	12,583	26,275	38,858	12,068	18,680	30,748
Eliminations of intersegment revenues	(42,410)	(2,774)	(45,184)	(41,558)		(41,558)
Total	$5,300,365	$572,703	$5,873,068	$5,196,778	$547,534	$5,744,312

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income attributable to DaVita Inc.	$178,691	$224,809	$294,238	$386,931
Weighted average shares outstanding:
Basic shares	90,984	94,457	90,742	95,382
Assumed incremental from stock plans	2,434	3,315	2,210	3,739
Diluted shares	93,418	97,772	92,952	99,121
Basic net income per share attributable to DaVita Inc.	$1.96	$2.38	$3.24	$4.06
Diluted net income per share attributable to DaVita Inc.	$1.91	$2.30	$3.17	$3.90

Anti-dilutive stock-settled awards excluded from calculation(1)	280	1,201	787	686

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
4.     Short-term and long-term investments
The Company’s short-term and long-term debt and equity investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	June 30, 2023			December 31, 2022
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$20,426	$—	$20,426	$82,879	$—	$82,879
Investments in mutual funds and common stocks	—	38,063	38,063	—	39,143	39,143
	$20,426	$38,063	$58,489	$82,879	$39,143	$122,022
Short-term investments	$5,419	$7,065	$12,484	$67,872	$9,821	$77,693
Long-term investments	15,007	30,998	46,005	15,007	29,322	44,329
	$20,426	$38,063	$58,489	$82,879	$39,143	$122,022
Debt securities. The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. The Company's long-term debt investments are bank time deposits with contractual maturities longer than one year. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximated their fair values at June 30, 2023 and December 31, 2022.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

5.     Goodwill
Changes in the carrying value of goodwill by reportable segment were as follows:

	U.S. dialysis	Other — Ancillary services	Consolidated
Balance at December 31, 2021	$6,400,162	$646,079	$7,046,241
Acquisitions	16,750	32,297	49,047
Divestitures	(87)	(3,263)	(3,350)
Foreign currency and other adjustments	—	(15,328)	(15,328)
Balance at December 31, 2022	$6,416,825	$659,785	$7,076,610
Acquisitions	—	690	690
Foreign currency and other adjustments	—	28,942	28,942
Balance at June 30, 2023	$6,416,825	$689,417	$7,106,242

Balance at June 30, 2023:
Goodwill	$6,416,825	$810,632	$7,227,457
Accumulated impairment charges	—	(121,215)	(121,215)
	$6,416,825	$689,417	$7,106,242
The Company did not recognize any goodwill impairment charges during the six months ended June 30, 2023 and 2022.
The Company's operations continue to be impacted by the effects of the coronavirus (COVID-19) pandemic. While the Company does not currently expect a material adverse impact to its business as a result of the ongoing COVID-19 pandemic, there can be no assurance that the magnitude of the cumulative impacts of the pandemic, including certain conditions and developments in the U.S. and global economies, labor market conditions, inflation and monetary policies that may have been intensified by the pandemic, will not have a material adverse impact on one or more of the Company's businesses.
Developments, events, changes in operating performance and other changes in key circumstances since the dates of the Company’s last annual goodwill impairment assessments have not caused management to believe it is more likely than not that the fair values of any of the Company's reporting units would be less than their respective carrying amounts as of June 30, 2023. Except for the Company's Germany kidney care reporting unit as described further in Note 10 to the Company's consolidated financial statements included in the 2022 10-K, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of June 30, 2023.
6.    Equity method and other investments
The Company maintains equity method and other minor investments in the private securities of certain other healthcare and healthcare-related businesses, comprised as follows:

	June 30, 2023	December 31, 2022
Mozarc Medical Holdings LLC	$359,757
APAC joint venture	101,200	$99,141
Other equity method partnerships	118,467	116,403
Adjusted cost method and other investments	13,845	15,564
	$593,269	$231,108
During the six months ended June 30, 2023 and 2022 the Company recognized equity investment income of $15,274 and $16,187, respectively, from its equity method investments in nonconsolidated dialysis partnerships. The Company also recognized equity investment losses from other equity method investments of $15,568 and $1,538 in other (loss) income during the six months ended June 30, 2023 and 2022, respectively.
On May 25, 2022, the Company entered into an agreement with Medtronic, Inc. and one of its subsidiaries (collectively, Medtronic) to form a new, independent kidney care-focused medical device company (Mozarc Medical Holding

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

LLC, or Mozarc) via a deconsolidating partial interest sale from Medtronic to the Company, which closed effective April 1, 2023. The Company holds a 50% voting equity interest in Mozarc and Medtronic holds the other 50% voting equity interest. The Company does not maintain a controlling financial interest in Mozarc and therefore accounts for this investment on the equity method, with equity method income or loss recognized in Other income (loss), net, on a one-month lag.
At the closing, the Company made an estimated purchase price payment, including certain transaction cost adjustments, to Medtronic of $44,651, subject to certain customary post-closing adjustments, and contributed certain other non-cash assets to Mozarc with an estimated value of $14,000. In addition, the Company agreed to pay Medtronic additional consideration of up to $300,000 if certain regulatory, commercial and financial milestones are achieved between 2024 and 2028. At close, the Company and Medtronic also each contributed an additional $224,415 in cash to Mozarc to fund its development initiatives.
The Company’s investment in Mozarc was recorded at an initial estimate of $371,026, which represents the sum of the cash amounts paid and contributed for the Company’s investment in Mozarc, the estimated fair value of the non-cash assets contributed, the estimated fair value of the Company’s contingent consideration payable to Medtronic for its interest in Mozarc of $86,300, and direct costs incurred to complete this transaction. The foregoing estimates are based upon the best information available to management but remain subject to change based on finalization of post-closing purchase price adjustments yet to be completed between the parties and finalization of related third-party valuation reports. As of June 30, 2023, the book value of the Company's contingent consideration payable to Medtronic approximates its estimated fair value.
The recorded value of the Company's equity method investment in Mozarc, and its prospective equity method income (or loss) from that investment, remain subject to finalization of fair value estimates for the following based on third-party valuation reports: the Company's non-cash assets contributed to Mozarc, the Company's contingent consideration payable to Medtronic, and valuation of Mozarc's underlying net assets, including its intangible assets, fixed assets, leases and certain working capital items, some of which are pending final quantification for certain post-closing purchase price adjustments.
See Note 9 to the Company's consolidated financial statements included in the 2022 10-K for further description of the Company's other equity method investments.
7.     Long-term debt
Long-term debt was comprised of the following:

				As of June 30, 2023
	June 30, 2023	December 31, 2022	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A-1	$1,250,000	$—	(2)	SOFR+CSA+2.00%	$1,237,500
Term Loan B-1	2,617,501	2,660,831	8/12/2026	SOFR+CSA+1.75%	$2,578,239
New Revolving line of credit	285,000	—	(2)	SOFR+CSA+2.00%	$285,000
Prior Term Loan A	—	1,498,438	8/12/2024	(3)	$—
Prior Revolving line of credit	—	165,000	8/12/2024	(3)	$—
Senior Notes:
4.625% Senior Notes	2,750,000	2,750,000	6/1/2030	4.625%	$2,358,125
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,201,875
Acquisition obligations and other notes payable(4)	99,904	120,562	2023-2036	6.81%	$99,904
Financing lease obligations(5)	257,423	273,688	2024-2039	4.50%
Total debt principal outstanding	8,759,828	8,968,519
Discount, premium and deferred financing costs(6)	(60,553)	(44,498)
	8,699,275	8,924,021
Less current portion	(101,113)	(231,404)
	$8,598,162	$8,692,617

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

(2)Outstanding Term Loan A-1 and the new Revolving line of credit balances are due on April 28, 2028, unless any of Term Loan B-1 remains outstanding 91 days prior to the Term Loan B-1 maturity date, in which case the outstanding Term Loan A-1 and the new Revolving line of credit balances become due at that 91 day date (May 13, 2026).
(3)At March 31, 2023, the interest rate on the Company's then-existing credit facilities was LIBOR plus an interest rate margin in effect of 1.75% for the prior Term Loan A and prior revolving line of credit.
(4)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and variable interest rate components in effect as of June 30, 2023.
(5)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.
(6)As of June 30, 2023, the carrying amount of the Company's senior secured credit facilities have been reduced by a discount of $2,961 and deferred financing costs of $36,819, and the carrying amount of the Company's senior notes have been reduced by deferred financing costs of $33,847 and increased by a debt premium of $13,074. As of December 31, 2022, the carrying amount of the Company's senior secured credit facilities were reduced by a discount of $3,497 and deferred financing costs of $18,816, and the carrying amount of the Company's senior notes were reduced by deferred financing costs of $36,203 and increased by a debt premium of $14,018.
Scheduled maturities of long-term debt at June 30, 2023 were as follows:

2023 (remainder of the year)	$52,244
2024	$115,626
2025	$129,805
2026	$2,660,615
2027	$113,373
2028	$1,298,981
Thereafter	$4,389,184
On April 3, 2023, the Company entered into the Second Amendment (the Second Amendment) to its senior secured credit agreement (the Credit Agreement). The Second Amendment modifies the Credit Agreement to, among other things, transition the interest pricing on Term Loan B-1 from LIBOR + 1.75% to a forward-looking term rate (Term SOFR) based on the Secured Overnight Financing Rate (SOFR) + 1.75% plus an additional credit spread adjustment (CSA), provided that this adjusted rate shall never be less than 0.00%, as well as to update the successor interest rate provisions in the Credit Agreement with respect to Term Loan B-1. As of June 30, 2023, the CSA for all tranches outstanding on the Company's Term Loan B-1 was 0.11%. The Company adopted Accounting Standards Update (ASU) No. 2020-04 and ASU No. 2022-06 regarding reference rate reform during the second quarter and applied one of their practical expedients to treat the amendment of Term Loan B-1 as a non-substantial modification.
On April 28, 2023 (Third Amendment Effective Date), the Company entered into the Third Amendment (the Third Amendment, and together with the Second Amendment, the Amendments) to the Credit Agreement. The Third Amendment modifies the Credit Agreement to, among other things, refinance its Term Loan A and revolving line of credit with a secured Term Loan A-1 facility in the aggregate principal amount of $1,250,000 and a secured revolving line of credit in the aggregate principal amount of up to $1,500,000 (the foregoing referred to as the new Term Loan A-1 and new revolving line of credit, respectively).
The new Term Loan A-1 and new revolving line of credit initially bear interest at Term SOFR, plus a CSA of 0.10% and an interest rate margin of 2.00%, which is subject to adjustment depending upon the Company's leverage ratio under the Credit Agreement, as amended, and which can range from 1.25% to 2.25%, provided that this adjusted rate shall never be less than 0.0%. The new Term Loan A-1 requires amortizing quarterly principal payments beginning on September 30, 2023 of $7,813 per quarter for the first four payments, $15,625 per quarter for the fifth through sixteenth payments, $23,438 per quarter for the seventeenth through nineteenth payments, with the balance due on April 28, 2028. The new revolving line of credit has a five-year term. However, under the Third Amendment, Term Loan A-1 and the new revolving line of credit become due if any of Term Loan B-1 remains outstanding 91 days prior to the Term Loan B-1 maturity date, in which case the Term Loan A-1 balance and any outstanding balance on the new revolving line of credit become due at that 91 day date (May 13, 2026).

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Borrowings under the Company's senior secured credit facilities are guaranteed and secured by substantially all of DaVita Inc.'s and certain of the Company’s domestic subsidiaries' assets and rank senior to all unsecured indebtedness. Borrowings under the new Term Loan A-1, Term Loan B-1 and new revolving line of credit rank equal in priority for that security and related subsidiary guarantees under the facility's terms. The Credit Agreement, as amended, contains certain customary affirmative and negative covenants such as various restrictions or limitations on permitted amounts of investments (including acquisitions), share repurchases, payment of dividends, and redemptions and incurrence of other indebtedness. Many of these restrictions and limitations will not apply as long as the Company’s leverage ratio calculated in accordance with the Amendments is below 4.00:1.00. In addition, the Amendments require compliance with a maximum leverage ratio covenant, tested quarterly, of 5.00:1.00 through June 30, 2026 and 4.50:1.00 thereafter.
In the second quarter of 2023, the Company used a portion of the proceeds from the new Term Loan A-1 and initial borrowing of $400,000 on the new revolving line of credit to pay off the remaining principal balance outstanding and accrued interest and fees on its prior Term Loan A and prior revolving line of credit in the amount of $1,602,199. The remaining borrowings added cash to the balance sheet for general corporate purposes.
In addition to the prepayments described above, during the first six months of 2023, the Company made regularly scheduled and other principal payments under its senior secured credit facilities totaling $54,011 on its prior Term Loan A and $43,330 on Term Loan B-1.
As a result of the transactions described above, the Company recognized debt prepayment and refinancing charges of $7,962 in the second quarter of 2023 comprised partially of fees incurred for this transaction and partially of deferred financing costs written off for the portion of debt considered extinguished and reborrowed as a result of the repayment of all principal balances outstanding on the Company's prior Term Loan A and prior revolving line of credit. For the portion of the debt that was considered extinguished and reborrowed, the Company recognized constructive financing cash outflows and financing cash inflows on the statement of cash flows of $434,393 and $150,000 for the Term Loan A and prior revolving line of credit, respectively, even though no funds were actually paid or received. Another $715,019 of the debt considered extinguished in this refinancing represented a non-cash financing activity.
After June 30, 2023, the Company's 2019 interest rate cap agreements described below have the economic effect of capping the Company's maximum exposure to SOFR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-1 and a portion of new Term Loan A-1. The remaining $367,501 outstanding principal balance of new Term Loan A-1 and the $285,000 balance outstanding on the revolving line of credit are subject to SOFR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.
In the second quarter of 2023 the Company entered into several forward interest rate cap agreements, described below, that have the economic effect of capping the Company's exposure to SOFR variable interest rate changes on specific portions of the Company's floating rate debt (2023 cap agreements). These 2023 cap agreements are designated as cash flow hedges and, as a result, changes in their fair values will be reported in other comprehensive income. These 2023 cap agreements have notional amounts that amortize downward over time, do not contain credit-risk contingent features, and become effective and expire as described in the table below.
Finally, during and as of the end of the second quarter, the Company transitioned the variable rate base on its senior secured credit facilities and related hedging interest rate caps from LIBOR to SOFR. This transition involved a SOFR-to-LIBOR rate mismatch between this debt and the 2019 interest rate caps for a portion of this quarter, but the Company’s interest rate hedges remained highly effective throughout the transition and thereafter.
This transition was accomplished through the Amendments to the Credit Agreement for the Company's senior secured credit facility debt and, for the Company's 2019 interest rate caps outstanding, through the the International Swaps and Derivatives Association (ISDA)'s Interbank Offered Rate (IBOR) Fallbacks Supplement and IBOR Fallbacks Protocol which were established in anticipation of the cessation of LIBOR. That ISDA protocol incorporated fallbacks for derivatives linked to LIBOR which facilitated their transition to a replacement reference rate. The Company has adhered to this ISDA protocol and as of June 30, 2023 has transitioned all of its LIBOR-based derivative exposure to SOFR.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s interest rate cap agreements outstanding as of June 30, 2023 and December 31, 2022, which are classified in other long-term assets on its consolidated balance sheet:

					Six months ended June 30, 2023		Fair value
	Notional amount	Variable rate maximum(1)	Effective date	Expiration date	Debt expense (offset)	Recorded OCI gain	June 30, 2023	December 31, 2022
2019 cap agreements	$3,500,000	2.00%	6/30/2020	6/30/2024	$(46,232)	$24,215	$114,983	$139,755
2023 cap agreements	$200,000	3.75%	6/28/2024	12/31/2025		$671	$1,862
2023 cap agreements	$1,000,000	4.00%(2)	6/28/2024	12/31/2025		$1,119	$10,356
2023 cap agreements	$800,000	3.75%	6/30/2024	12/31/2025		$2,388	$7,353

(1)The Company's cap agreements have the effect of capping SOFR-based variable rate payments made by the Company.
(2)Effective January 1, 2025, the maximum rate of 4.00% decreases to 3.75% for these interest rate caps.
See Note 10 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense (offset) related to the Company’s interest rate cap agreements for the three and six months ended June 30, 2023 and 2022.
As a result of the variable rate cap from the Company's 2019 interest rate cap agreements, the Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the second quarter of 2023 was 4.90%, based on the current margins in effect for its senior secured credit facilities as of June 30, 2023, as detailed in the table above.
The Company’s weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, for the three and six months ended June 30, 2023 was 4.67% and 4.61% and as of June 30, 2023 was 4.66%.
As of June 30, 2023, the Company’s interest rates were fixed and economically fixed on approximately 52% and 92% of its total debt, respectively.
As of June 30, 2023, the Company had $1,215,000 available and $285,000 drawn on its $1,500,000 revolving line of credit under its senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding under the facility, of which there were none as of June 30, 2023. The Company also had letters of credit of approximately $151,395 outstanding under a separate bilateral secured letter of credit facility as of June 30, 2023.
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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations (which frequently arise from qui tam suits) and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of June 30, 2023 and December 31, 2022, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Certain Governmental Inquiries and Related Proceedings
2016 U.S. Attorney Texas Investigation: In February 2016, DaVita Rx, LLC (DaVita Rx), a wholly-owned subsidiary of the Company, received a Civil Investigative Demand (CID) from the U.S. Attorney’s Office, Northern District of Texas. The government conducted a federal False Claims Act (FCA) investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as an investigation into the Company’s relationships with pharmaceutical manufacturers. After its investigation, the government and the named states declined to intervene in the matter, and on April 5, 2023, the U.S. District Court, Northern District of Texas, entered an order unsealing the complaint in the matter of U.S. ex rel. Grenon v. DaVita Rx, LLC et al. The complaint was not served on the Company. On May 31, 2023, the private party relator filed a notice of voluntary dismissal of all claims. On June 1, 2023, the U.S. District Court for the Northern District of Texas dismissed the matter without prejudice.
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
2020 U.S. Attorney New Jersey Investigation: In March 2020, the U.S. Attorney’s Office, District of New Jersey served the Company with a subpoena and a CID relating to an investigation being conducted by that office and the U.S. Attorney’s Office, Eastern District of Pennsylvania. The subpoena and CID request information on several topics, including certain of the Company’s joint venture arrangements with physicians and physician groups, medical director agreements, and compliance with its five-year Corporate Integrity Agreement, the term of which expired October 22, 2019. In November 2022, the Company learned that, on April 1, 2022, the U.S. Attorney’s Office for the District of New Jersey notified the U.S. District Court for the District of New Jersey of its decision not to elect to intervene in the matter of U.S. ex rel. Doe v. DaVita Inc. and filed a Stipulation of Dismissal. On April 13, 2022, the U.S. District Court for the District of New Jersey dismissed the case without prejudice. On October 12, 2022, the U.S. Attorney’s Office for the Eastern District of Pennsylvania notified the U.S. District Court, Eastern District of Pennsylvania, of its decision not to elect to intervene at this time in the matter of U.S. ex rel. Bayne v. DaVita Inc., et al. The court then unsealed an amended complaint, which alleges violations of federal and state False Claims Acts, by order dated October 14, 2022. In May 2023, the private party relator served the Company with a second amended complaint. On July 14, 2023, the Company filed a motion to dismiss the second amended complaint.
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
2023 District of Columbia Office of Attorney General Investigation: In January 2023, the Office of the Attorney General for the District of Columbia issued a CID to the Company in connection with an antitrust investigation into the AKF. The CID covers the period from January 1, 2016 to the present. The CID requests information on a number of topics, including but not

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

limited to the Company’s communications with AKF, documents relating to donations to the AKF, and communications with patients, providers, and insurers regarding the AKF. The Company is cooperating with the government in this investigation.
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
Other Proceedings
2021 Antitrust Indictment and Putative Class Action Suit: On July 14, 2021, an indictment was returned by a grand jury in the U.S. District Court, District of Colorado against the Company and its former chief executive officer in the matter of U.S. v. DaVita Inc., et al. alleging that purported agreements entered into by DaVita's former chief executive officer not to solicit senior-level employees violated Section 1 of the Sherman Act. On April 15, 2022, a jury returned a verdict in the Company’s favor, acquitting both the Company and its former chief executive officer on all counts. On April 20, 2022, the court entered judgments of acquittal and closed the case. On August 9, 2021, DaVita Inc. and its former chief executive officer were added as defendants in a consolidated putative class action complaint in the matter of In re Outpatient Medical Center Employee Antitrust Litigation in the U.S. District Court, Northern District of Illinois. This class action complaint asserts that the defendants violated Section 1 of the Sherman Act and seeks to bring an action on behalf of certain groups of individuals employed by the Company between February 1, 2012 and January 5, 2021. On September 26, 2022, the court denied the Company's motion to dismiss. The Company disputes the allegations in the class action complaint, as well as the asserted violations of the Sherman Act, and intends to defend this action accordingly.
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
* * *
Other Commitments
The Company also has certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated dialysis businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $9,696.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

9.    Shareholders' equity
Stock-based compensation
During the six months ended June 30, 2023, the Company granted 1,338 stock-settled restricted and performance stock units with an aggregate grant-date fair value of $102,999 and a weighted average expected life of approximately 3.4 years.
As of June 30, 2023, the Company had $175,710 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.4 years.
Share repurchases
The Company has not repurchased any shares subsequent to December 31, 2022.
10.     Accumulated other comprehensive loss

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$79,404	$(134,310)	$(54,906)	$98,685	$(167,871)	$(69,186)
Unrealized gains	33,109	41,961	75,070	28,393	75,522	103,915
Related income tax	(8,260)	—	(8,260)	(7,083)	—	(7,083)
	24,849	41,961	66,810	21,310	75,522	96,832
Reclassification into net income	(25,257)	—	(25,257)	(46,232)	—	(46,232)
Related income tax	6,301	—	6,301	11,534	—	11,534
	(18,956)	—	(18,956)	(34,698)	—	(34,698)
Ending balance	$85,297	$(92,349)	$(7,052)	$85,297	$(92,349)	$(7,052)

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$40,987	$(75,857)	$(34,870)	$(1,178)	$(138,069)	$(139,247)
Unrealized gains (losses)	17,610	(91,176)	(73,566)	72,416	(28,964)	43,452
Related income tax	(4,393)	—	(4,393)	(18,067)	—	(18,067)
	13,217	(91,176)	(77,959)	54,349	(28,964)	25,385
Reclassification into net income	1,377	—	1,377	2,754	—	2,754
Related income tax	(344)	—	(344)	(688)	—	(688)
	1,033	—	1,033	2,066	—	2,066
Ending balance	$55,237	$(167,033)	$(111,796)	$55,237	$(167,033)	$(111,796)
The interest rate cap agreement net realized losses reclassified into net income are recorded as debt expense in the corresponding consolidated statements of income. See Note 7 for further details.
11.    Variable interest entities (VIEs)
At June 30, 2023, these condensed consolidated financial statements include total assets of VIEs of $297,355 and total liabilities and noncontrolling interests of VIEs to third parties of $165,916. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 23 to the Company's consolidated financial statements included in the 2022 10-K.

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
The following table summarizes the Company’s assets, liabilities and temporary equities measured at fair value on a recurring basis as of June 30, 2023:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$38,063	$38,063	$—	$—
Interest rate cap agreements	$134,554	$—	$134,554	$—
Liabilities
Contingent earn-out obligations for acquisitions	$23,499	$—	$—	$23,499
Temporary equity
Noncontrolling interests subject to put provisions	$1,423,549	$—	$—	$1,423,549
For a reconciliation of changes in noncontrolling interests subject to put provisions during the three and six months ended June 30, 2023, see the consolidated statement of equity.
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
As of June 30, 2023, the Company had contingent earn-out obligations associated with business acquisitions that could result in the Company paying the former owners a total of up to approximately $55,970 if certain performance targets or quality margins are met over the next one year to five years. The estimated fair value measurements of these contingent earn-out obligations are primarily based on unobservable inputs, including key financial metrics such as projected earnings before interest, taxes, depreciation, and amortization (EBITDA), revenue and other key performance indicators. The estimated fair values of these contingent earn-out obligations are remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company's credit risk adjusted rate that is used to discount obligations to present value.
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of June 30, 2023, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $180,000. See Notes 17 and 24 to the Company's consolidated financial statements included in the 2022 10-K

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.
The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon quoted bid and ask prices for these instruments, typically a level 2 input. See Note 7 for further discussion of the Company's debt.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at June 30, 2023 at their approximate fair values due to the short-term nature of their settlements.
13.    Segment reporting
The Company’s operating divisions are comprised of its U.S. dialysis and related lab services business (its U.S. dialysis business), its U.S. IKC business, its U.S. other ancillary services and its international operations (collectively, its ancillary services), as well as its corporate administrative support.
The Company’s separate operating segments include its U.S. dialysis and related lab services business, its U.S. IKC business, its U.S. other ancillary services, its kidney care operations in each foreign sovereign jurisdiction, and its equity method investments in each of the Asia Pacific joint venture (APAC JV) and Mozarc. The U.S. dialysis and related lab services business qualifies as a separately reportable segment, and all other operating segments have been combined and disclosed in the other segments category. See Note 25 to the Company's consolidated financial statements included in the 2022 10-K for further description of how the Company determines and measures results for its operating segments.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Segment revenues:
U.S. dialysis
Dialysis patient service revenues:
External sources	$2,703,850	$2,637,738	$5,287,782	$5,184,700
Intersegment revenues	20,361	19,410	42,410	41,568
U.S. dialysis patient service revenues	2,724,211	2,657,148	5,330,192	5,226,268
Other revenues:
External sources	6,404	6,113	12,583	12,078
Intersegment revenues	—	(21)	—	(10)
Total U.S. dialysis revenues	2,730,615	2,663,240	5,342,775	5,238,336
Other—Ancillary services
Dialysis patient service revenues	186,835	172,361	362,937	341,680
Other external sources	103,280	110,545	209,766	205,854
Intersegment revenues	1,408	—	2,774	—
Total ancillary services revenues	291,523	282,906	575,477	547,534
Total net segment revenues	3,022,138	2,946,146	5,918,252	5,785,870
Elimination of intersegment revenues	(21,769)	(19,389)	(45,184)	(41,558)
Consolidated revenues	$3,000,369	$2,926,757	$5,873,068	$5,744,312
Segment operating margin (loss):
U.S. dialysis	$460,759	$472,801	$821,857	$879,241
Other—Ancillary services	(21,604)	(9,113)	(46,469)	(41,418)
Total segment operating margin	439,155	463,688	775,388	837,823
Reconciliation of segment operating income to consolidated income before income taxes:
Corporate administrative support	(33,864)	(30,973)	(58,452)	(66,800)
Consolidated operating income	405,291	432,715	716,936	771,023
Debt expense	(103,507)	(82,586)	(204,281)	(156,377)
Debt prepayment and refinancing charges	(7,962)	—	(7,962)	—
Other income (loss), net	1,373	(1,284)	5,125	(3,070)
Consolidated income before income taxes	$295,195	$348,845	$509,818	$611,576

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
U.S. dialysis	$171,842	$160,612	$338,803	$322,632
Other—Ancillary services	11,830	10,564	22,940	21,488
	$183,672	$171,176	$361,743	$344,120
Expenditures for property and equipment by reportable segment were as follows:

	Six months ended June 30,
	2023	2022
U.S. dialysis	$240,474	$237,686
Other—Ancillary services	31,730	27,775
	$272,204	$265,461

A summary of assets by reportable segment were as follows:

	June 30, 2023	December 31, 2022
U.S. dialysis	$14,592,384	$15,084,454
Other—Ancillary services	2,366,461	1,843,798
Consolidated assets	$16,958,845	$16,928,252
14.    New accounting standards
New standards recently adopted
In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in this ASU were effective beginning on March 12, 2020, and the Company could elect to apply the amendments prospectively through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the election date to December 31, 2024. Effective January 1, 2022 certain LIBOR tenors that do not affect the Company, including the one-week and two-month U.S. dollar LIBOR rate, ceased or became non-representative. The remaining U.S. dollar LIBOR tenors ceased or became non-representative effective July 1, 2023. This change will have no impact on the Company's ability to borrow. The application of this ASU did not have a material impact on its consolidated financial statements. See Note 7 for further discussion of the Company's debt.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, statements about our balance sheet and liquidity, our expenses and expense offsets, revenues, billings and collections, availability or cost of supplies, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, DaVita's response to and the continuing impact of the coronavirus (COVID-19) pandemic, the continuing impact of the COVID-19 pandemic on the U.S. and global economies, labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, expenses, strategic initiatives, government and commercial payment rates, expectations related to value-based care, integrated kidney care and Medicare Advantage (MA) plan enrollment, and our ongoing stock repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," “could,” "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•the current macroeconomic and marketplace conditions, and global events, many of which are interrelated and which relate to, among other things, inflation, rising interest rates, labor market conditions, wage pressure, evolving monetary policies, and the continuing impact of the COVID-19 pandemic on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition and results of operations; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus; the continuing impact of the pandemic on our revenues and non-acquired growth due to lower treatment volumes; COVID-19's impact on the chronic kidney disease (CKD) population and our patient population including on the mortality of these patients; any potential negative impact on our commercial mix or the number of our patients covered by commercial insurance plans; our ability to successfully implement cost savings initiatives; supply chain challenges and disruptions; and elevated teammate turnover and training costs and higher salary and wage expense, driven in part by persisting labor market conditions and a high demand for our clinical personnel, any of which may also have the effect of heightening many of the other risks and uncertainties discussed below, and in many cases, the impact of the pandemic and the aforementioned global economic conditions on our business may persist even as the pandemic continues to subside;
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
•risks arising from potential changes in laws, regulations or requirements applicable to us, such as potential and proposed federal and/or state legislation, regulation, ballot, executive action or other initiatives, including, without limitation, those related to healthcare, antitrust matters, including, among others, restrictive covenants, and/or labor matters;
•our ability to attract, retain and motivate teammates and our ability to manage operating cost increases or productivity decreases whether due to union organizing activities, which continue to increase in the dialysis industry, legislative or other changes, demand for labor, volatility and uncertainty in the labor market, the current challenging and highly competitive labor market conditions, or other reasons;
•Our ability to respond to challenging U.S. and global economic and marketplace conditions, including among other things our ability to successfully identify cost savings opportunities and to implement cost savings initiatives such as ongoing initiatives that increase our use of third-party service providers to perform certain activities, initiatives that relate to clinic optimization and capacity utilization improvement, and procurement opportunities, among other things;
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
•our ability to complete acquisitions, mergers, dispositions, joint ventures or other strategic transactions that we might announce or be considering, on terms favorable to us or at all, to successfully integrate any acquired businesses, to successfully operate any acquired businesses, joint ventures or other strategic transactions, or to successfully expand our operations and services in markets outside the United States, or to businesses or products outside of dialysis services;
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
•our aspirations, goals and disclosures related to environmental, social and governance (ESG) matters, including, among other things, evolving regulatory requirements affecting ESG standards, measurements and reporting requirements; the availability of suppliers that can meet our sustainability standards; and our ability to recruit, develop and retain diverse talent in our labor markets; and
•the other risk factors, trends and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 10-K), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and the risks and uncertainties discussed in any subsequent reports that we file or furnish with the Securities and Exchange Commission (SEC) from time to time.
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
General Economic and Marketplace Conditions
Developments in general economic and market conditions could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, cash flows and/or liquidity. Many of these external factors and conditions are interrelated, including, among other things, inflation, rising interest rates, labor market conditions, wage pressure, the continuing impact of COVID-19 on the mortality rates of our patients and other ESRD or CKD patients and supply chain challenges. Certain of these impacts could be further intensified by concurrent global events such as the ongoing conflict between Russia and Ukraine, which has continued to drive sociopolitical and economic uncertainty in Europe and across the globe.
Operational and Financial Impacts
In the second quarter of 2023, we saw a second consecutive period of quarter over quarter improvements in treatment volume due primarily to a higher patient census. These census gains were in part driven by improvements in the negative impact of COVID-19 on the mortality rates of our patients as the pandemic continues to subside. On a full year over full year basis, we continue to experience a negative impact on revenue and treatment volume due to the cumulative and compounding negative impact of the pandemic on the mortality rates of our patients and the associated adverse impact on our patient census. We expect that this impact will likely continue to negatively impact our revenue and non-acquired growth for a period of time after mortality rates normalize due to the compounding impact of mortalities, among other things. New admission rates, future revenues and non-acquired growth could also continue to be negatively impacted over time to the extent that the CKD population experiences elevated mortality levels due to the pandemic. There remains significant uncertainty as to the ultimate impact of COVID-19 on our treatment volumes, in part due to, among other things, the indeterminate severity and duration of the pandemic and the complexity of factors that may drive elevated mortality rates in the ESRD and CKD patient populations, new admissions volumes and missed treatment rates over time. Depending on the ultimate severity and duration of the pandemic, the magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows.
Ongoing global economic conditions, such as general labor, supply chain and inflationary pressures have also increased, and will continue to increase, our expenses, including, among others, staffing and labor costs. While we continue to experience elevated levels of compensation year to date compared to the prior year primarily due to increased wage rates and headcount, we have experienced improvement in labor costs, primarily due to decreased utilization of contract labor. We expect certain of these increased staffing and labor costs to continue, including, among others, increased training costs, and the cumulative impact of these costs could be material. In addition, potential staffing shortages or disruptions, if material, could ultimately lead to the unplanned closures of certain centers or adversely impact clinical operations, and may otherwise have a material adverse impact on our ability to provide dialysis services or the cost of providing those services, among other things. In the second quarter, we also saw a continued elevated level of effort and cost needed to procure certain of our equipment and clinical supplies, including dialysis supplies.
The cost inflation trends described above have put pressure on our existing cost structure, and as noted above, we expect that certain of those increased costs will persist as inflationary and supply chain pressures and challenging labor market conditions continue. During the second quarter, we continued to implement cost savings opportunities to help mitigate these cost and volume pressures. These include, among other things, anticipated cost savings related to certain general and administrative cost efficiencies, such as ongoing initiatives that increase our use of third party service providers to perform certain activities, including, among others, finance and accounting functions as well as related information technology functions; initiatives relating to clinic optimization and initiatives for capacity utilization improvement; and procurement opportunities. We have incurred, and expect to continue to incur, charges in connection with the continued implementation of certain of these initiatives, and there can be no assurance that we will be able to successfully execute these initiatives or that they will achieve expectations or succeed in helping offset the impact of these challenging conditions. Any failure on our part to adjust our business and operations in this manner, to adjust to other marketplace developments or dynamics or to appropriately implement these initiatives in accordance with applicable legal, regulatory or compliance requirements could adversely impact our ability to provide dialysis services or the cost of providing those services, among other things, and ultimately could have a material adverse effect on our business, reputation, results of operations, financial condition and cash flows.

We believe the ultimate impact of the aforementioned general economic and marketplace conditions, including the COVID-19 pandemic, on the Company over time will depend on future developments that are highly uncertain and difficult to predict. We expect that these conditions will continue to impact our business in 2023.
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the three months ended June 30, 2023 compared to the three months ended March 31, 2023, and the year to date periods for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Consolidated results of operations
The following tables summarize our revenues, operating income and adjusted operating income by line of business. See the discussion of our results for each line of business following the tables. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Three months ended		Q2 2023 vs. Q1 2023
	June 30, 2023	March 31, 2023	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,731	$2,612	$119	4.6%
Other — Ancillary services	292	284	8	2.8%
Elimination of intersegment revenues	(22)	(23)	1	4.3%
Total consolidated revenues	$3,000	$2,873	$127	4.4%

Operating income (loss):
U.S. dialysis	$461	$361	$100	27.7%
Other — Ancillary services	(22)	(25)	3	12.0%
Corporate administrative support	(34)	(25)	(9)	(36.0)%
Operating income	$405	$312	$93	29.8%

Adjusted operating income (loss)(1):
U.S. dialysis	$487	$400	$87	21.8%
Other — Ancillary services	(22)	(24)	2	8.3%
Corporate administrative support	(33)	(24)	(9)	(37.5)%
Adjusted operating income	$432	$352	$80	22.7%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

	Six months ended		YTD Q2 2023 vs. YTD Q2 2022
	June 30, 2023	June 30, 2022	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$5,343	$5,238	$105	2.0%
Other — Ancillary services	575	548	27	4.9%
Elimination of intersegment revenues	(45)	(42)	(3)	(7.1)%
Total consolidated revenues	$5,873	$5,744	$129	2.2%

Operating income (loss):
U.S. dialysis	$822	$879	$(57)	(6.5)%
Other — Ancillary services	(46)	(41)	(5)	(12.2)%
Corporate administrative support	(58)	(67)	9	13.4%
Operating income	$717	$771	$(54)	(7.0)%

Adjusted operating income (loss)(1):
U.S. dialysis	$887	$890	$(3)	(0.3)%
Other — Ancillary services	(46)	(41)	(5)	(12.2)%
Corporate administrative support	(57)	(67)	10	14.9%
Adjusted operating income	$784	$782	$2	0.3%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.
U.S. dialysis results of operations
Treatment volume:

	Three months ended		Q2 2023 vs. Q1 2023
	June 30, 2023	March 31, 2023	Amount	Percent
Dialysis treatments	7,231,242	7,117,427	113,815	1.6%
Average treatments per day	92,708	92,434	274	0.3%
Treatment days	78.0	77.0	1.0	1.3%
Normalized non-acquired treatment growth(1)	(0.2)%	—%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.

	Six months ended		YTD Q2 2023 vs. YTD Q2 2022
	June 30, 2023	June 30, 2022	Amount	Percent
Dialysis treatments	14,348,669	14,378,948	(30,279)	(0.2)%
Average treatments per day	92,572	92,767	(195)	(0.2)%
Treatment days	155.0	155.0	—	—%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
Our U.S. dialysis treatment volume is directly correlated with our operating revenues and expenses. The increase in our U.S. dialysis treatments for the second quarter of 2023 from the first quarter of 2023 was primarily driven by one additional treatment day and increased average treatments per day due to increased admits related to growth in our patient population.

The decrease in our U.S. dialysis treatments for the six months ended June 30, 2023 from the six months ended June 30, 2022 was primarily driven by decreased average treatments per day and fewer patients.
Revenues:

	Three months ended		Q2 2023 vs. Q1 2023
	June 30, 2023	March 31, 2023	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,731	$2,612	$119	4.6%
Average patient service revenue per treatment	$376.73	$366.14	$10.59	2.9%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Six months ended		YTD Q2 2023 vs. YTD Q2 2022
	June 30, 2023	June 30, 2022	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$5,343	$5,238	$105	2.0%
Average patient service revenue per treatment	$371.48	$363.47	$8.01	2.2%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
U.S. dialysis average patient service revenue per treatment for the second quarter of 2023 compared to the first quarter of 2023 increased, primarily due to normal seasonal improvements driven by patients meeting their co-insurance and deductibles, increases in average reimbursement rates due to normal annual rate increases and favorable improvements in mix including the continued shift to MA plans, as well as positive impacts from improved cash collections on previously reserved balances. Our U.S. dialysis average patient service revenue per treatment was negatively impacted by a seasonal decrease in hospital inpatient revenues.
U.S. dialysis average patient service revenue per treatment for the six months ended June 30, 2023 increased compared to the six months ended June 30, 2022 primarily driven by a net increase in the Medicare rate due to base rate increase in 2023 partially offset by the phased in increase of sequestration of 1% in April 2022 and full 2% beginning July 1, 2022 and thereafter. The increase was also impacted by the continued shift to MA plans and overall favorable mix improvements, increases in hospital inpatient dialysis revenues and other normal annual rate increases.
In June 2023, Centers for Medicare & Medicaid Services (CMS) issued a proposed rule to update the Medicare ESRD Prospective Payment System payment rate and policies for calendar year 2024. Among other things, the proposed rule would update the Acute Kidney Injury dialysis payment rate for renal dialysis services furnished by ESRD facilities and requirements for the ESRD Quality Incentive Program. CMS estimates that the overall impact of the proposed rule will increase ESRD facilities’ average reimbursement by 1.6% in 2024.
Operating expenses:

	Three months ended		Q2 2023 vs. Q1 2023
	June 30, 2023	March 31, 2023	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,826	$1,832	$(6)	(0.3)%
General and administrative	279	259	20	7.7%
Depreciation and amortization	172	167	5	3.0%
Equity investment income	(8)	(6)	(2)	33.3%
Total operating expenses and charges	$2,270	$2,251	$19	0.8%
Patient care costs per treatment	$252.57	$257.34	$(4.77)	(1.9)%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.

	Six months ended		YTD Q2 2023 vs. YTD Q2 2022
	June 30, 2023	June 30, 2022	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$3,658	$3,593	$65	1.8%
General and administrative(1)	538	458	80	17.5%
Depreciation and amortization	339	323	16	5.0%
Equity investment income	(14)	(14)	—	—%
Total operating expenses and charges	$4,521	$4,359	$162	3.7%
Patient care costs per treatment	$254.94	$249.85	$5.09	2.0%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.

(1)General and administrative expenses for the six months ended June 30, 2022 includes advocacy costs of approximately $23 million to counter union policy efforts, including a California ballot initiative.
Charges impacting operating income
Closure costs. During the third quarter of 2022, we began a strategic review of our outpatient clinic capacity requirements and utilization, which have been impacted both by declines in our patient census in some markets due to the COVID-19 pandemic, as well as by our initiatives toward, and advances in, increasing the proportion of our home dialysis patients. This review has resulted in higher than normal charges for center capacity closures. These capacity closure costs include net losses on assets retired, lease costs, asset impairments and accelerated depreciation and amortization.
During the second quarter of 2023, we incurred charges for U.S. dialysis center closures of approximately $21.1 million, which increased our patient care costs by $5.7 million, our general and administrative expenses by $7.8 million and our depreciation and amortization expense by $7.6 million. By comparison, during the first quarter of 2023, U.S. dialysis center closures were approximately $22.2 million, which increased our patient care costs by $12.6 million, our general and administrative expenses by $4.8 million and our depreciation and amortization expense by $4.8 million.
During the six months ended June 30, 2023, U.S. dialysis center closures were approximately $43.3 million, which increased our patient care costs by $18.3 million, our general and administrative expenses by $12.6 million and our depreciation and amortization expense by $12.4 million. By comparison, during the six months ended June 30, 2022, U.S. dialysis center closures were approximately $10.6 million, which increased our patient care costs by $8.0 million, our general and administrative expenses by $1.7 million and our depreciation and amortization expense by $0.9 million.
We will continue to optimize our U.S. dialysis center footprint through center mergers and/or closures and expect our center closure rates to remain at elevated levels over the next several quarters.
Severance costs. During the fourth quarter of 2022, we committed to a plan to increase efficiencies and cost savings in certain general and administrative support functions. As a result of this plan, we recognized expenses related to termination and other benefit commitments in our U.S. dialysis business. This plan included additional charges of $5.0 million and $16.9 million during the second and first quarter of 2023, respectively and $21.9 million during the six months ended June 30, 2023.
Patient care costs. U.S. dialysis patient care costs per treatment for the second quarter of 2023 decreased from the first quarter of 2023 primarily due to seasonal decreases in payroll taxes, as well as decreased center closure costs, as described above, travel costs including management meetings, contract wages and pharmaceutical costs. In addition, our fixed other direct operating expenses positively impacted patient care costs per treatment due to increased treatments in the second quarter of 2023. Our patient costs per treatment were negatively impacted by increased medical supplies expense and professional fees.
U.S. dialysis patient care costs per treatment for the six months ended June 30, 2023 increased from the six months ended June 30, 2022 primarily due to increased compensation expenses including increased wage rates and headcount. Other drivers of the increase include increases in other direct operating expenses associated with our dialysis centers, medical supplies expense, professional fees, travel costs, including management meetings, as well as center closure costs, as described above. These increases were partially offset by decreased pharmaceutical costs, contract wages and insurance costs.
General and administrative expenses. U.S. dialysis general and administrative expenses in the second quarter of 2023 increased from the first quarter of 2023 primarily due to increased compensation expenses, a refund received in the first quarter of 2023 related to 2022 advocacy costs, increased professional fees, long-term incentive compensation and center closure costs, as described above. These increases were partially offset by decreased severance costs, as described above.

U.S. dialysis general and administrative expenses for the six months ended June 30, 2023 increased from the six months ended June 30, 2022 primarily due to increases in compensation expenses including increased wage rates and severance costs, as described above. Other drivers of this change include gains recognized on the sale of our self-developed properties in the second quarter of 2022, center closure costs, as described above, increased travel costs, contract wages related to the deployment of IT projects and other IT-related costs. These increases were partially offset by decreased advocacy costs, including a refund received in 2023 related to 2022 advocacy costs.
Depreciation and amortization. U.S. dialysis depreciation and amortization expenses for the quarter ended June 30, 2023 increased compared to the quarter ended March 31, 2023 primarily due to accelerated depreciation related to center closures, as described above, and additional depreciation related to corporate IT projects.
U.S. dialysis depreciation and amortization expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 increased primarily due to accelerated depreciation related to expected center closures, as described above, as well as increased depreciation related to the rollout of our new clinical system in May 2022.
Equity investment income. U.S. dialysis equity investment income increased for the second quarter of 2023 compared to the first quarter of 2023 due to an increase in profitability at certain nonconsolidated dialysis partnerships.
U.S. dialysis equity investment income remained relatively flat for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Operating income and adjusted operating income:

	Three months ended		Q2 2023 vs. Q1 2023
	June 30, 2023	March 31, 2023	Amount	Percent
	(dollars in millions)
Operating income	$461	$361	$100	27.7%
Adjusted operating income(1)	$487	$400	$87	21.8%

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

	Six months ended		YTD Q2 2023 vs. YTD Q2 2022
	June 30, 2023	June 30, 2022	Amount	Percent
	(dollars in millions)
Operating income	$822	$879	$(57)	(6.5)%
Adjusted operating income(1)	$887	$890	$(3)	(0.3)%

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.
U.S. dialysis operating income for the second quarter of 2023 compared to the first quarter of 2023 and for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was impacted by center closure and severance costs, as described above.
U.S. dialysis operating income and adjusted operating income for the second quarter of 2023 increased from the first quarter of 2023, primarily due to increased average patient service revenue per treatment and dialysis treatments, as described above. Operating income and adjusted operating income were also positively impacted by decreased costs related to travel, payroll taxes, pharmaceutical costs and contract wages. Operating income and adjusted operating income were negatively impacted by increased compensation expenses, professional fees, medical supplies expense, a refund received in the first quarter of 2023 related to 2022 advocacy costs and increased long-term incentive compensation expense.
U.S. dialysis operating income and adjusted operating income for the six months ended June 30, 2023 were negatively impacted by decreased dialysis treatments, as described above. U.S. dialysis operating income and adjusted operating income for the six months ended June 30, 2023 decreased from the six months ended June 30, 2022 primarily due to increases in compensation expenses, other direct operating expenses associated with our dialysis centers, gains on sale, as described above, as well as travel costs, medical supplies expense and increased professional fees. Operating income and adjusted operating income for the six months ended June 30, 2023 were positively impacted by increases in our average patient service revenue per treatment, as described above, as well as decreases in pharmaceutical costs, advocacy costs and contract wages.
Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of June 30, 2023, these consisted principally of our U.S. IKC business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations.
These ancillary services generated revenues of approximately $292 million in the second quarter of 2023, representing approximately 10% of our consolidated revenues.
As of June 30, 2023, DaVita IKC provided integrated care and disease management services to approximately 64,000 patients in risk-based integrated care arrangements and to an additional 15,000 patients in other integrated care arrangements. We also expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include, among other things, healthcare services not related to dialysis.
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
As of June 30, 2023, our international dialysis operations provided dialysis and administrative services through a total of 353 outpatient dialysis centers located in 11 countries outside of the United States.
Ancillary services results of operations

	Three months ended		Q2 2023 vs. Q1 2023
	June 30, 2023	March 31, 2023	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$94	$98	$(4)	(4.1)%
U.S. other ancillary	7	7	—	—%
International	190	179	11	6.1%
Total ancillary services revenues	$292	$284	$8	2.8%

Operating (loss) income:
U.S. IKC	$(39)	$(37)	$(2)	(5.4)%
U.S. other ancillary	(2)	(3)	1	33.3%
International(1)	20	15	5	33.3%
Total ancillary services operating loss	$(22)	$(25)	$3	12.0%

Adjusted operating (loss) income(2):
U.S. IKC	$(40)	$(37)	$(3)	(8.1)%
U.S. other ancillary	(2)	(3)	1	33.3%
International(1)	20	15	5	33.3%
Total ancillary services adjusted operating loss	$(22)	$(24)	$2	8.3%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income and adjusted operating income for the three months ended June 30, 2023 and March 31, 2023 includes foreign currency gains (losses) embedded in equity method income recognized from our APAC JV of approximately $1.2 million and $(0.7) million, respectively.
(2)For a reconciliation of adjusted operating (loss) income by reportable segment, see “Reconciliations of Non-GAAP measures” section below.

	Six months ended		YTD Q2 2023 vs. YTD Q2 2022
	June 30, 2023	June 30, 2022	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$193	$189	$4	2.1%
U.S. other ancillary	14	10	4	40.0%
International	369	348	21	6.0%
Total ancillary services revenues	$575	$548	$27	4.9%

Operating (loss) income:
U.S. IKC	$(77)	$(59)	$(18)	(30.5)%
U.S. other ancillary	(5)	(6)	1	16.7%
International(1)	35	23	12	52.2%
Total ancillary services operating loss	$(46)	$(41)	$(5)	(12.2)%

Adjusted operating (loss) income(2):
U.S. IKC	$(76)	$(59)	$(17)	(28.8)%
U.S. other ancillary	(5)	(6)	1	16.7%
International(1)	35	23	12	52.2%
Total ancillary services adjusted operating loss	$(46)	$(41)	$(5)	(12.2)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income and adjusted operating income for the six months ended June 30, 2023 and June 30, 2022 includes foreign currency gains embedded in equity method income recognized from our Asia Pacific joint venture (APAC JV) of approximately $0.5 million and $2.4 million, respectively.
(2)For a reconciliation of adjusted operating (loss) income by reportable segment, see “Reconciliations of Non-GAAP measures” section below.
Revenues
IKC revenues for the second quarter of 2023 decreased compared to the first quarter of 2023 due to decreased revenues from our special needs plans and a net decrease in shared savings. Other U.S. ancillary revenues for the second quarter of 2023 remained flat compared to the first quarter of 2023. International revenues for the second quarter of 2023 increased compared to the first quarter of 2023 due to increased treatments primarily from one additional treatment day.
IKC revenues for the six months ended June 30, 2023 increased compared to the six months ended June 30, 2022 due to an increase in shared savings, partially offset by decreased revenues related to our special needs programs. Other U.S. ancillary services revenues for the six months ended June 30, 2023 increased compared to the six months ended June 30, 2022 due to increased revenues in our clinical research programs. Our international revenues for the six months ended June 30, 2023 increased from the six months ended June 30, 2022 due to acquisition-related growth as well as rate increases.
Charges impacting operating income - severance and other costs
During the fourth quarter of 2022, similar to U.S. dialysis, we committed to a plan to increase efficiencies and cost savings in certain general and administrative support functions and other overhead costs. As a result of this plan, we recognized expenses related to termination and other benefit commitments in our IKC business of $0.4 million during the first quarter of 2023 and for the six months ended June 30, 2023.
Operating loss and adjusted operating loss
IKC operating loss and adjusted operating loss for the second quarter of 2023 compared to the first quarter of 2023 increased due to decreased revenues, as described above, and continued investments in our integrated care support functions, partially offset by decreased medical supplies expense for our special needs plans. Other U.S. ancillary services operating loss and adjusted operating loss for the second quarter of 2023 decreased compared to the first quarter of 2023, driven by improved results in our clinical research programs. International operating income and adjusted operating income for the second quarter of 2023 increased from the first quarter of 2023 primarily due to favorable changes in fair value of contingent consideration associated with prior acquisitions, as well as increases in equity income resulting from fluctuations in foreign currency at our APAC JV.
IKC operating loss and adjusted operating loss for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 increased, primarily due to continued investments in our integrated care support functions, partially offset by increases in revenue, as described above. Other U.S. ancillary services operating loss and adjusted operating loss for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 decreased due to increased revenues in our clinical research programs. International operating income and adjusted operating income for the six months ended June 30, 2023 increased compared to the six months ended June 30, 2022 primarily driven by increases in revenue, as described above, and favorable changes in fair value of contingent consideration associated with prior acquisitions.
Corporate administrative support

	Three months ended		Q2 2023 vs. Q1 2023
	June 30, 2023	March 31, 2023	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(34)	$(25)	$(9)	(36.0)%

	Six months ended		YTD Q2 2023 vs. YTD Q2 2022
	June 30, 2023	June 30, 2022	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(58)	$(67)	$9	13.4%
Corporate administrative support expenses for the quarter ended June 30, 2023 compared to the quarter ended March 31, 2023 increased primarily due to increased compensation costs and legal fees. Corporate administrative support expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 decreased primarily due to decreased legal fees.
Corporate-level charges

	Three months ended		Q2 2023 vs. Q1 2023
	June 30, 2023	March 31, 2023	Amount	Percent
	(dollars in millions)
Debt expense	$104	$101	$3	3.0%
Debt prepayment and refinancing charges	$8	$—	$8	100.0%
Other income (loss), net	$1	$4	$(3)	(75.0)%
Effective income tax rate	16.5%	20.5%		(4.0)%
Effective income tax rate attributable to DaVita Inc.(1)	21.3%	27.5%		(6.2)%
Net income attributable to noncontrolling interests	$68	$55	$13	23.6%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.

	Six months ended		YTD Q2 2023 vs. YTD Q2 2022
	June 30, 2023	June 30, 2022	Amount	Percent
	(dollars in millions)
Debt expense	$204	$156	$48	30.8%
Debt prepayment and refinancing charges	$8	$—	$8	100.0%
Other income (loss), net	$5	$(3)	$8	266.7%
Effective income tax rate	18.2%	19.8%		(1.6)%
Effective income tax rate attributable to DaVita Inc.(1)	23.9%	23.8%		0.1%
Net income attributable to noncontrolling interests	$123	$103	$20	19.4%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.
Debt expense
Debt expense for the second quarter of 2023 compared to the first quarter of 2023 and for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 increased primarily due to an increase in our weighted average effective interest rate, partially offset by a decrease in our weighted average outstanding credit facility balance.
Our overall weighted average effective interest rate for the three months ended June 30, 2023 was 4.67% compared to 4.55% for the three months ended March 31, 2023. See Note 7 to the condensed consolidated financial statements for further information on the components of our debt.
Debt refinancing charges
The three months ended and six months ended June 30, 2023 included refinancing charges of $8 million comprised partially of fees incurred on the refinancing of our prior Term Loan A and prior revolving line of credit and partially of deferred financing costs written off for the portion of this debt considered extinguished and reborrowed.
Other income (loss), net
Other income for the second quarter of 2023 decreased compared to the first quarter of 2023, primarily driven by increased losses and downward valuation adjustments in certain investments, partially offset by the gain of $14.0 million on the non-cash assets contributed to Mozarc (Mozarc gain). Other income for the six months ended June 30, 2023 compared to other loss for the six months ended June 30, 2022 was driven by an increase in interest income and the Mozarc gain, partially offset by increased losses on investments.
Effective income tax rate
The effective income tax rate and the effective income tax rate attributable to DaVita Inc. decreased for the second quarter of 2023 compared to the first quarter of 2023 primarily due to an increase in recognized tax benefits from stock-based compensation and benefits recognized in connection with the closure of our federal IRS exam for tax years 2016-2017.
The effective income tax rate for the six months ended June 30, 2023 decreased compared to the six months ended June 30, 2022 primarily due to an increase in the portion of our earnings attributable to non-controlling interests and a decrease in forecasted non-deductible advocacy spend in 2023, partially offset by a reduction in estimated tax credits. The effective income tax rate attributable to DaVita Inc. for the six months ended June 30, 2023 was relatively flat compared to the six months ended June 30, 2022 due to a decrease in forecasted non-deductible advocacy spend in 2023, partially offset by a reduction in estimated tax credits.
Net income attributable to noncontrolling interests
The increases in net income attributable to noncontrolling interests for the second quarter of 2023 from the first quarter of 2023 and for the six months ended June 30, 2023 from the six months ended June 30, 2022 were due to increased profitability at certain U.S. dialysis partnerships.

Accounts receivable
Our consolidated accounts receivable balances at June 30, 2023 and December 31, 2022 were $2.010 billion and $2.132 billion, respectively, representing approximately 62 and 68 days of revenue outstanding (DSO), respectively. Consolidated DSO decreased primarily due to improved collections from certain payers. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes from the first quarter of 2023 to the second quarter of 2023 in the carrying amount of accounts receivable outstanding over one year old.
Liquidity and capital resources
The following table shows the summary of our major sources and uses of cash, cash equivalents and restricted cash:

	Six months ended June 30,		YTD Q2 2023 vs. YTD Q2 2022
	2023	2022	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$417	$490	$(73)	(14.9)%
Non-cash items in net income	417	371	46	12.4%
Other working capital changes	88	(295)	383	129.8%
Other	(9)	(56)	47	83.9%
	$913	$510	$403	79.0%

Net cash used in investing activities:
Capital expenditures:
Routine maintenance/information technology/other	$(194)	$(181)	$(13)	(7.2)%
Development and relocations	(78)	(85)	7	8.2%
Acquisition expenditures	(3)	(9)	6	66.7%
Proceeds from sale of self-developed properties	2	106	(104)	(98.1)%
Other	(191)	(95)	(96)	(101.1)%
	$(464)	$(263)	$(201)	(76.4)%

Net cash used in financing activities:
Debt (payments) net of issuances	$(210)	$341	$(551)	(161.6)%
Deferred and debt related financing costs	(45)	—	(45)	(100.0)%
Distributions to noncontrolling interests	(124)	(118)	(6)	(5.1)%
Contributions from noncontrolling interests	7	9	(2)	(22.2)%
Stock award exercises and other share issuances	(44)	(48)	4	8.3%
Share repurchases	—	(617)	617	100.0%
Other	43	(12)	55	458.3%
	$(373)	$(445)	$72	16.2%

Total number of shares repurchased	—	5,973	(5,973)	(100.0)%

Free cash flow(1)	$525	$242	$283	116.9%
Certain columns or rows may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of our free cash flow, see "Reconciliations of Non-GAAP measures" section below.
Consolidated cash flows
Consolidated cash flows from operating activities during the six months ended June 30, 2023 increased compared to the six months ended June 30, 2022 primarily due to improvements in cash collections, decreases in cash taxes and other working capital items partially offset by an increase in interest payments.

Free cash flow during the six months ended June 30, 2023 increased from the six months ended June 30, 2022 primarily due to an increase in net cash provided by operating activities partially offset by an increase in capital expenditures and decreases in proceeds from sale of self-developed properties.
Significant uses of cash during the period included net debt payments which consisted of the pay off of the remaining principal balance outstanding on its prior Term Loan A and prior revolving line of credit in the amount of $1,444 million and $150 million, respectively, and regularly scheduled and other principal payments under our senior secured credit facilities totaling approximately $54 million on our prior Term Loan A and $43 million on Term Loan B-1, as well as additional required payments under other debt arrangements. Additionally, we recognized financing cash outflows of $30 million in deferred financing costs related to the Amendments to the Senior Secured Credit Agreement and $15 million in cap premium fees for our 2023 forward interest cap agreements. Significant sources of cash during the period included the refinancing of the Term Loan A and revolving line of credit with a secured Term Loan A-1 facility in the aggregate principal amount of $1,250 million and a secured revolving line of credit with a net draw of $285 million in the six months ended June 30, 2023.
By comparison, the same period in 2022 included a net draw of $425 million on our prior revolving line of credit, net debt payments which consisted of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $44 million on our prior Term Loan A and $14 million on Term Loan B-1, as well as additional required payments under other debt arrangements. In addition, during the six months ended June 30, 2022 we used cash to repurchase 5,972,974 shares of our common stock.
Dialysis center footprint
The table below shows the footprint of our dialysis operations by number of dialysis centers owned or operated:

	U.S.				International
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Number of centers operated at beginning of period	2,707	2,809	2,724	2,815	351	346	350	339
Acquired centers	—	—	—	—	2	2	2	5
Developed centers	10	18	13	27	2	1	5	2
Net change in non-owned managed or administered centers(1)	2	—	2	—	—	—	—	3
Sold and closed centers(2)	(3)	(2)	(3)	(7)	—	—	(2)	—
Closed centers(3)	(13)	(15)	(33)	(25)	(2)	—	(2)	—
Number of centers operated at end of period	2,703	2,810	2,703	2,810	353	349	353	349

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
Available liquidity
As of June 30, 2023, we had $285 million drawn on our new $1.5 billion revolving line of credit under our senior secured credit facilities. Credit available under this new revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of June 30, 2023. We separately had approximately $151 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
See Note 7 to the condensed consolidated financial statements for components of our long-term debt and their interest rates. We may from time to time seek to obtain funds or refinance existing debt through additional debt financings or other capital alternatives.

We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our senior secured credit facilities and our access to the capital markets, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. Our primary recurrent sources of liquidity are cash from operations and cash from borrowings, which are subject to general, economic, financial, competitive, regulatory and other factors that are beyond our control, as described in Part I, Item 1A Risk Factors of our 2022 10-K.
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

	Three months ended June 30, 2023
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$461	$(39)	$(2)	$20	$(22)	$(34)	$405
Center closure charges	21						21
Severance and other costs	5	—			—	—	5
Adjusted operating income (loss)	$487	$(40)	$(2)	$20	$(22)	$(33)	$432
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended March 31, 2023
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$361	$(37)	$(3)	$15	$(25)	$(25)	$312
Center closure charges	22						22
Severance and other costs	17	—			—	1	18
Adjusted operating income (loss)	$400	$(37)	$(3)	$15	$(24)	$(24)	$352
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Six months ended June 30, 2023
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$822	$(77)	$(5)	$35	$(46)	$(58)	$717
Center closure charges	43						43
Severance and other costs	22	—			—	1	23
Adjusted operating income (loss)	$887	$(76)	$(5)	$35	$(46)	$(57)	$784
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Six months ended June 30, 2022
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$879	$(59)	$(6)	$23	$(41)	$(67)	$771
Center closure charges	11						11
Adjusted operating income (loss)	$890	$(59)	$(6)	$23	$(41)	$(67)	$782
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended		Six months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
	(dollars in millions)		(dollars in millions)
Income before income taxes	$295	$215	$510	$612
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(68)	(55)	(123)	(104)
Income before income taxes attributable to DaVita Inc.	$227	$159	$386	$508
Income tax expense	$49	$44	$93	$121
Less: Income tax attributable to noncontrolling interests	—	—	(1)	(1)
Income tax expense attributable to DaVita Inc.	$48	$44	$92	$121
Effective income tax rate on income attributable to DaVita Inc.	21.3%	27.5%	23.9%	23.8%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Six months ended
	June 30, 2023	June 30, 2022
	(dollars in millions)
Net cash provided by operating activities	$913	$510
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Distributions to noncontrolling interests	(124)	(118)
Contributions from noncontrolling interests	7	9
Expenditures for routine maintenance and information technology	(194)	(181)
Expenditures for development and relocations	(78)	(85)
Proceeds from sale of self-developed properties	2	106
Free cash flow	$525	$242
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

We also have potential obligations to purchase the noncontrolling interests held by third parties in many of our majority-owned dialysis partnerships and other nonconsolidated entities. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. For additional information on these obligations and how we measure and report them, see Note 12 to the condensed consolidated financial statements included in this report and Notes 17 and 24 to the consolidated financial statements included in our 2022 10-K.
For information on the maturities and other terms of our long term debt, see Note 7 to the condensed consolidated financial statements.
As of June 30, 2023, we have outstanding letters of credit in the aggregate amount of approximately $151 million under a bilateral secured letter of credit facility separate from our senior secured credit facilities.
As of June 30, 2023, we have outstanding purchase agreements with various suppliers to purchase set amounts of dialysis equipment, parts, pharmaceuticals, and supplies. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier, as described further in Note 17 to the Company's consolidated financial statements included in the 2022 10-K.
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
The tables below provide information about our financial instruments that are sensitive to changes in interest rates as of June 30, 2023. For further information on the components of the Company's long-term debt and their interest rates, see Note 7 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q at Part I Item 1.

	Expected maturity date								Average interest rate	Fair value(1)
	2023	2024	2025	2026	2027	2028	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$11	$34	$34	$44	$31	$28	$4,388	$4,570	4.42%	$3,623
Variable rate	$41	$82	$96	$2,617	$82	$1,271	$1	$4,190	4.92%	$4,138

(1)Represents the fair value of the Company’s long-term debt excluding financing leases. See Note 7 to the condensed consolidated financial statements for further details.
During and as of the end of the second quarter, the Company transitioned the variable rate base on its senior secured credit facilities and related hedging interest rate caps from LIBOR to SOFR. This transition involved a SOFR-to-LIBOR rate mismatch between this debt and the 2019 interest rate caps for a portion of this quarter, but the Company’s interest rate hedges remained highly effective throughout the transition and thereafter.
The scheduled principal payments for all debt that bears a variable rate by its terms, including all of Term Loan B-1 and Term Loan A-1, have been included on the variable rate line of the schedule of expected maturities above. Additionally, the principal amounts of Term Loan B-1 and Term Loan A-1 have been included in the calculation of the average variable interest rate presented.
However, principal amounts of $2,618 million for Term Loan B-1 and $882 million of Term Loan A-1 (the capped debt) are subject to SOFR caps of 2.00% through June 30, 2024. As of June 30, 2023, applicable SOFR rates were above this 2.00%, making the interest rates on this capped debt “economically fixed", unless or until applicable SOFR rates were to fall back below 2.00% during the remaining term of the caps.
As a result, as of June 30, 2023, total fixed and economically fixed debt was $8,070 million, with an average interest rate of 4.30%, while total variable rate debt not subject to caps was $690 million with an average rate of 8.66%.

See Note 7 for further details on the Company’s interest rate cap agreements.

	Notional amount	Contract maturity date								Fair value
		2023	2024	2025	2026	2027	2028	Thereafter	Receive variable
	(dollars in millions)
2019 cap agreements	$3,500	$—	$3,500	$—	$—	$—	$—	$—	SOFR above 2.00%(1)	$115.0
2023 cap agreements	$200	$—	$100	$100	$—	$—	$—	$—	SOFR above 3.75%	$1.9
2023 cap agreements	$1,000	$—	$250	$750	$—	$—	$—	$—	SOFR above 4.00%(2)	$10.4
2023 cap agreements	$800	$—	$400	$400	$—	$—	$—	$—	SOFR above 3.75%	$7.4

(1)As defined in the ISDA IBOR Fallbacks Protocol, LIBOR contracts that qualify as derivative instruments transitioned to a SOFR rate plus credit spread adjustment upon LIBOR cessation on June 30, 2023.
(2)Effective January 1, 2025, the maximum rate of 4.00% decreases to 3.75% for these interest rate caps.
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
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements as of June 30, 2023. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as required by the Exchange Act as of such date for our Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The Company did not repurchase any shares from January 1, 2023 through June 30, 2023.
As of August 3, 2023, we had approximately $1.596 billion available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit
Number

3.1	Amended and Restated Certificate of Incorporation of DaVita Inc. (1)

31.1	Certification of the Chief Executive Officer, dated August 3, 2023, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 3, 2023, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 3, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 3, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Filed or furnished herewith.
(1) Filed on June 8, 2023 as an exhibit to the Company's Current Report on Form 8-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JOHN D. WINSTEL
John D. Winstel
Chief Accounting Officer*
Date: August 3, 2023

*	Mr. Winstel has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.