Form 10-Q
period 2023-09-30
DAVITA INC.
filed 2023-11-07
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of November 3, 2023, the number of shares of the registrant’s common stock outstanding was approximately 91.3 million shares.

DAVITA INC.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Dialysis patient service revenues	$2,951,950	$2,846,494	$8,602,669	$8,372,874
Other revenues	169,382	102,200	391,731	320,132
Total revenues	3,121,332	2,948,694	8,994,400	8,693,006
Operating expenses:
Patient care costs	2,067,315	2,085,555	6,181,348	6,120,872
General and administrative	376,883	365,447	1,072,513	975,486
Depreciation and amortization	188,423	194,414	550,166	538,534
Equity investment income, net	(7,228)	(8,509)	(22,502)	(24,696)
Total operating expenses	2,625,393	2,636,907	7,781,525	7,610,196
Operating income	495,939	311,787	1,212,875	1,082,810
Debt expense	(98,080)	(99,680)	(302,361)	(256,057)
Debt extinguishment and modification costs	—	—	(7,962)	—
Other loss, net	(19,650)	(4,898)	(14,525)	(7,968)
Income before income taxes	378,209	207,209	888,027	818,785
Income tax expense	68,848	42,515	161,621	163,757
Net income	309,361	164,694	726,406	655,028
Less: Net income attributable to noncontrolling interests	(62,729)	(59,328)	(185,536)	(162,731)
Net income attributable to DaVita Inc.	$246,632	$105,366	$540,870	$492,297

Earnings per share attributable to DaVita Inc.:
Basic net income	$2.70	$1.16	$5.95	$5.24
Diluted net income	$2.62	$1.13	$5.80	$5.07

Weighted average shares for earnings per share:
Basic shares	91,322	91,160	90,937	93,959
Diluted shares	94,041	93,263	93,317	97,153
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$309,361	$164,694	$726,406	$655,028
Other comprehensive (loss) income, net of tax:
Unrealized gains on interest rate cap agreements:
Unrealized gains	6,996	41,312	28,305	95,660
Reclassifications of net realized (gains) losses into net income	(21,198)	1,033	(55,895)	3,100
Unrealized (losses) gains on foreign currency translation:	(47,644)	(66,100)	27,878	(95,064)
Other comprehensive (loss) income	(61,846)	(23,755)	288	3,696
Total comprehensive income	247,515	140,939	726,694	658,724
Less: Comprehensive income attributable to noncontrolling interests	(62,729)	(59,328)	(185,536)	(162,731)
Comprehensive income attributable to DaVita Inc.	$184,786	$81,611	$541,158	$495,993
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$449,458	$244,086
Restricted cash and equivalents	95,667	94,903
Short-term investments	11,713	77,693
Accounts receivable	2,024,827	2,132,070
Inventories	109,620	109,122
Other receivables	352,965	413,976
Prepaid and other current assets	91,109	78,839
Income tax receivable	—	4,603
Total current assets	3,135,359	3,155,292
Property and equipment, net of accumulated depreciation of $5,650,912 and $5,265,372, respectively	3,097,483	3,256,397
Operating lease right-of-use assets	2,509,416	2,666,242
Intangible assets, net of accumulated amortization of $37,738 and $49,772, respectively	185,403	182,687
Equity method and other investments	565,394	231,108
Long-term investments	45,320	44,329
Other long-term assets	302,142	315,587
Goodwill	7,088,223	7,076,610
	$16,928,740	$16,928,252
LIABILITIES AND EQUITY
Accounts payable	$435,417	$479,780
Other liabilities	808,000	802,469
Accrued compensation and benefits	770,184	692,654
Current portion of operating lease liabilities	393,440	395,401
Current portion of long-term debt	108,558	231,404
Income tax payable	22,331	18,039
Total current liabilities	2,537,930	2,619,747
Long-term operating lease liabilities	2,342,170	2,503,068
Long-term debt	8,285,146	8,692,617
Other long-term liabilities	184,944	105,233
Deferred income taxes	753,871	782,787
Total liabilities	14,104,061	14,703,452
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,445,403	1,348,908
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 91,348 and 90,411 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	91	90
Additional paid-in capital	552,651	606,935
Retained earnings	715,357	174,487
Accumulated other comprehensive loss	(68,898)	(69,186)
Total DaVita Inc. shareholders' equity	1,199,201	712,326
Noncontrolling interests not subject to put provisions	180,075	163,566
Total equity	1,379,276	875,892
	$16,928,740	$16,928,252
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$726,406	$655,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	550,166	538,534
Loss on extinguishment of debt	7,132	—
Stock-based compensation expense	82,313	77,904
Deferred income taxes	(17,767)	(35,637)
Equity investment loss (income), net	40,121	(417)
Other non-cash charges, net	1,633	16,035
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	118,148	(135,632)
Other current assets	32,132	43,739
Other long-term assets	1,101	(49,326)
Accounts payable	(33,837)	38,870
Accrued compensation and benefits	65,279	35,491
Other current liabilities	10,822	87,248
Income taxes	(1,878)	(37,770)
Other long-term liabilities	(7,945)	(13,219)
Net cash provided by operating activities	1,573,826	1,220,848
Cash flows from investing activities:
Additions of property and equipment	(409,011)	(409,391)
Acquisitions	(7,990)	(43,811)
Proceeds from asset and business sales	24,907	116,088
Purchase of debt investments held-to-maturity	(30,419)	(94,602)
Purchase of other debt and equity investments	(6,693)	(3,322)
Proceeds from debt investments held-to-maturity	94,414	40,660
Proceeds from sale of other debt and equity investments	3,930	3,763
Other	—	(782)
Purchase of equity method investments	(276,006)	(28,176)
Distributions from equity method investments	3,364	2,490
Net cash used in investing activities	(603,504)	(417,083)
Cash flows from financing activities:
Borrowings	2,468,335	1,705,913
Payments on long-term debt	(2,992,248)	(1,557,358)
Deferred and debt related financing costs	(53,466)	—
Purchase of treasury stock	—	(802,228)
Distributions to noncontrolling interests	(203,381)	(188,592)
Net payments related to stock purchases and awards	(41,155)	(42,248)
Contributions from noncontrolling interests	11,579	11,382
Proceeds from sales of additional noncontrolling interests	50,962	3,673
Purchases of noncontrolling interests	(7,875)	(20,770)
Net cash used in financing activities	(767,249)	(890,228)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,063	(6,283)
Net increase (decrease) in cash, cash equivalents and restricted cash	206,136	(92,746)
Cash, cash equivalents and restricted cash at beginning of the year	338,989	554,960
Cash, cash equivalents and restricted cash at end of the period	$545,125	$462,214
    See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended September 30, 2023
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at June 30, 2023	$1,423,549	91,271	$91	$555,680	$468,725	—	$—	$(7,052)	$1,017,444	$188,626
Comprehensive income:
Net income	44,572				246,632				246,632	18,157
Other comprehensive income								(61,846)	(61,846)
Stock award plan		77		(4,750)					(4,750)
Stock-settled stock-based compensation expense				27,071					27,071
Changes in noncontrolling interest from:
Distributions	(52,382)									(26,821)
Contributions	4,493									140
Partial purchases				(179)					(179)	(27)
Fair value remeasurements	25,171			(25,171)					(25,171)
Balance at September 30, 2023	$1,445,403	91,348	$91	$552,651	$715,357	—	$—	$(68,898)	$1,199,201	$180,075

	Nine months ended September 30, 2023
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2022	$1,348,908	90,411	$90	$606,935	$174,487	—	$—	$(69,186)	$712,326	$163,566
Comprehensive income:
Net income	131,523				540,870				540,870	54,013
Other comprehensive income								288	288
Stock award plan		937	1	(53,353)					(53,352)
Stock-settled stock-based compensation expense				80,579					80,579
Changes in noncontrolling interest from:
Distributions	(133,656)									(69,725)
Contributions	10,102									1,477
Acquisitions and divestitures				13,077					13,077	30,776
Partial purchases	(700)			(5,361)					(5,361)	(32)
Fair value remeasurements	89,226			(89,226)					(89,226)
Balance at September 30, 2023	$1,445,403	91,348	$91	$552,651	$715,357	—	$—	$(68,898)	$1,199,201	$180,075
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
Stock purchase shares issued
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
2.     Revenue recognition
The following tables summarize the Company's segment revenues by primary payor source:

	Three months ended September 30, 2023			Three months ended September 30, 2022
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,515,860		$1,515,860	$1,535,680		$1,535,680
Medicaid and Managed Medicaid	207,327		207,327	193,853		193,853
Other government	90,549	$128,980	219,529	86,852	$116,084	202,936
Commercial	965,331	68,192	1,033,523	880,812	56,170	936,982
Other revenues:
Medicare and Medicare Advantage		137,149	137,149		78,345	78,345
Medicaid and Managed Medicaid		331	331		412	412
Commercial		16,063	16,063		6,484	6,484
Other(1)	6,239	11,832	18,071	6,056	10,903	16,959
Eliminations of intersegment revenues	(24,289)	(2,232)	(26,521)	(22,957)	—	(22,957)
Total	$2,761,017	$360,315	$3,121,332	$2,680,296	$268,398	$2,948,694

(1)    Other primarily consists of management service fees earned in the respective Company line of business as well as other non-patient service revenue from the Company's U.S. integrated kidney care (IKC) and other ancillary services and international operations.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$4,538,264		$4,538,264	$4,529,300		$4,529,300
Medicaid and Managed Medicaid	629,118		629,118	570,380		570,380
Other government	265,119	$376,530	641,649	253,731	$349,633	603,364
Commercial	2,676,758	183,578	2,860,336	2,570,054	164,302	2,734,356
Other revenues:
Medicare and Medicare Advantage		317,624	317,624		255,204	255,204
Medicaid and Managed Medicaid		1,296	1,296		1,181	1,181
Commercial		20,888	20,888		16,029	16,029
Other(1)	18,822	38,108	56,930	18,124	29,584	47,708
Eliminations of intersegment revenues	(66,698)	(5,007)	(71,705)	(64,516)	—	(64,516)
Total	$8,061,383	$933,017	$8,994,400	$7,877,073	$815,933	$8,693,006

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income attributable to DaVita Inc.	$246,632	$105,366	$540,870	$492,297
Weighted average shares outstanding:
Basic shares	91,322	91,160	90,937	93,959
Assumed incremental from stock plans	2,719	2,103	2,380	3,194
Diluted shares	94,041	93,263	93,317	97,153
Basic net income per share attributable to DaVita Inc.	$2.70	$1.16	$5.95	$5.24
Diluted net income per share attributable to DaVita Inc.	$2.62	$1.13	$5.80	$5.07

Anti-dilutive stock-settled awards excluded from calculation(1)	271	1,260	615	878

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
4.     Short-term and long-term investments
The Company’s short-term and long-term debt and equity investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	September 30, 2023			December 31, 2022
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$20,430	$—	$20,430	$82,879	$—	$82,879
Investments in mutual funds and common stocks	—	36,603	36,603	—	39,143	39,143
	$20,430	$36,603	$57,033	$82,879	$39,143	$122,022
Short-term investments	$5,419	$6,294	$11,713	$67,872	$9,821	$77,693
Long-term investments	15,011	30,309	45,320	15,007	29,322	44,329
	$20,430	$36,603	$57,033	$82,879	$39,143	$122,022
Debt securities. The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. The Company's long-term debt investments are bank time deposits with contractual maturities longer than one year. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximated their fair values at September 30, 2023 and December 31, 2022.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

5.     Goodwill
Changes in the carrying value of goodwill by reportable segment were as follows:

	U.S. dialysis	Other — Ancillary services	Consolidated
Balance at December 31, 2021	$6,400,162	$646,079	$7,046,241
Acquisitions	16,750	32,297	49,047
Divestitures	(87)	(3,263)	(3,350)
Foreign currency and other adjustments	—	(15,328)	(15,328)
Balance at December 31, 2022	$6,416,825	$659,785	$7,076,610
Acquisitions	—	4,688	4,688
Foreign currency and other adjustments	—	6,925	6,925
Balance at September 30, 2023	$6,416,825	$671,398	$7,088,223

Balance at September 30, 2023:
Goodwill	$6,416,825	$789,338	$7,206,163
Accumulated impairment charges	—	(117,940)	(117,940)
	$6,416,825	$671,398	$7,088,223
The Company did not recognize any goodwill impairment charges during the nine months ended September 30, 2023 and 2022.
The Company's business continues to be impacted by the effects of the coronavirus (COVID-19). While the Company does not currently expect a material adverse impact to its business as a result of COVID-19, there can be no assurance that the magnitude of the cumulative impacts from COVID-19 will not have a material adverse impact on one or more of the Company's businesses. These cumulative impacts from COVID-19 may include, among other things, the cumulative impact on mortality rates for the kidney patient population and the cumulative impact on certain conditions and developments in the U.S. and global economies, labor market conditions, inflation and monetary policies.
Developments, events, changes in operating performance and other changes in key circumstances since the dates of the Company’s last annual goodwill impairment assessments have not caused management to believe it is more likely than not that the fair values of any of the Company's reporting units would be less than their respective carrying amounts as of September 30, 2023. Except for the Company's Germany kidney care reporting unit as described further in Note 10 to the Company's consolidated financial statements included in the 2022 10-K, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of September 30, 2023.
6.    Equity method and other investments
The Company maintains equity method and other minor investments in the private securities of certain other healthcare and healthcare-related businesses as follows:

	September 30, 2023	December 31, 2022
Mozarc Medical Holdings LLC	$342,315
APAC joint venture	98,215	$99,141
Other equity method partnerships	112,305	116,403
Adjusted cost method and other investments	12,559	15,564
	$565,394	$231,108
During the nine months ended September 30, 2023 and 2022 the Company recognized equity investment income of $22,502 and $24,696, respectively, from its equity method investments in nonconsolidated dialysis partnerships. The Company also recognized equity investment losses from other equity method investments of $38,653 and $1,974 in other (loss) income during the nine months ended September 30, 2023 and 2022, respectively.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

On May 25, 2022, the Company entered into an agreement with Medtronic, Inc. and one of its subsidiaries (collectively, Medtronic) to form a new, independent kidney care-focused medical device company (Mozarc Medical Holding LLC, or Mozarc) via a deconsolidating partial interest sale from Medtronic to the Company, which closed effective April 1, 2023. The Company holds a 50% voting equity interest in Mozarc and Medtronic holds the other 50% voting equity interest. The Company does not maintain a controlling financial interest in Mozarc and therefore accounts for this investment on the equity method, with equity method income or loss recognized in Other income (loss), net, on a one-month lag.
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
The Company’s investment in Mozarc was recorded at an initial estimated cost of $375,326, which represents the sum of the cash amounts paid and contributed for the Company’s investment in Mozarc, the estimated fair value of the non-cash assets contributed, the estimated fair value of the Company’s contingent consideration payable to Medtronic for its interest in Mozarc of $86,200, and direct costs incurred to complete this transaction. The foregoing cost estimates are based upon the best information available to management but remain subject to change based on finalization of post-closing purchase price adjustments yet to be completed between the parties and finalization of related third-party valuation reports. As of September 30, 2023, the book value of the Company's contingent consideration payable to Medtronic approximates its estimated fair value.
The recorded cost of the Company's equity method investment in Mozarc, and its prospective equity method income (or loss) from that investment, remain subject to finalization of fair value estimates for the following based on third-party valuation reports: the Company's non-cash assets contributed to Mozarc, the Company's contingent consideration payable to Medtronic, and valuation of Mozarc's underlying net assets, including its intangible assets, fixed assets, leases and certain working capital items, some of which are pending final quantification for certain post-closing purchase price adjustments.
See Note 9 to the Company's consolidated financial statements included in the 2022 10-K for further description of the Company's other equity method investments.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

7.     Long-term debt
Long-term debt comprised the following:

				As of September 30, 2023
	September 30, 2023	December 31, 2022	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A-1(2)	$1,242,188		(3)	SOFR+CSA+2.00%	$1,220,449
Term Loan B-1	2,610,643	$2,660,831	8/12/2026	SOFR+CSA+1.75%	$2,578,010
New Revolving line of credit(2)	—		(3)	SOFR+CSA+2.00%	$—
Prior Term Loan A	—	1,498,438	8/12/2024	(4)	$—
Prior Revolving line of credit	—	165,000	8/12/2024	(4)	$—
Senior Notes:
4.625% Senior Notes	2,750,000	2,750,000	6/1/2030	4.625%	$2,258,438
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,143,750
Acquisition obligations and other notes payable(5)	97,657	120,562	2023-2036	6.89%	$97,657
Financing lease obligations(6)	250,695	273,688	2024-2039	4.48%
Total debt principal outstanding	8,451,183	8,968,519
Discount, premium and deferred financing costs(7)	(57,479)	(44,498)
	8,393,704	8,924,021
Less current portion	(108,558)	(231,404)
	$8,285,146	$8,692,617

(1)For the Company's senior secured credit facilities and senior notes, fair value estimates are based upon bid and ask quotes, typically a level 2 input. For acquisition obligations and other notes payable, the carrying values presented approximate their estimated fair values, based on estimates of their present values using level 2 interest rate inputs.
(2)The Company's interest rate in its Term Loan A-1 and new revolving line of credit is subject to adjustment depending upon the Company's leverage ratio under the credit agreement governing its senior secured credit facilities. Based on the Company's leverage ratio as of September 30, 2023, the Company's interest rate effective in the fourth quarter of 2023 will be SOFR plus CSA plus 1.75% for its Term Loan A-1 and new revolving line of credit.
(3)Outstanding Term Loan A-1 and new revolving line of credit balances are due on April 28, 2028, unless any of Term Loan B-1 remains outstanding 91 days prior to the Term Loan B-1 maturity date, in which case the outstanding Term Loan A-1 and the new revolving line of credit balances become due at that 91 day date (May 13, 2026).
(4)At March 31, 2023, the interest rate on the Company's then-existing credit facilities was LIBOR plus an interest rate margin in effect of 1.75% for the prior Term Loan A and prior revolving line of credit.
(5)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and variable interest rate components in effect as of September 30, 2023.
(6)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.
(7)As of September 30, 2023, the carrying amount of the Company's senior secured credit facilities have been reduced by a discount of $2,724 and deferred financing costs of $34,688, and the carrying amount of the Company's senior notes have been reduced by deferred financing costs of $32,668 and increased by a debt premium of $12,601. As of December 31, 2022, the carrying amount of the Company's senior secured credit facilities were reduced by a discount of $3,497 and deferred financing costs of $18,816, and the carrying amount of the Company's senior notes were reduced by deferred financing costs of $36,203 and increased by a debt premium of $14,018.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at September 30, 2023 were as follows:

2023 (remainder of the year)	$29,877
2024	$110,271
2025	$129,871
2026	$2,660,604
2027	$113,551
2028	$1,014,649
Thereafter	$4,392,360
On April 3, 2023, the Company entered into the Second Amendment (the Second Amendment) to its senior secured credit agreement (the Credit Agreement). The Second Amendment modifies the Credit Agreement to, among other things, transition the interest pricing on Term Loan B-1 from LIBOR + 1.75% to a forward-looking term rate (Term SOFR) based on the Secured Overnight Financing Rate (SOFR) + 1.75% plus an additional credit spread adjustment (CSA), provided that this adjusted rate shall never be less than 0.00%, as well as to update the successor interest rate provisions in the Credit Agreement with respect to Term Loan B-1. As of September 30, 2023, the CSA for all tranches outstanding on the Company's Term Loan B-1 was 0.11%. The Company adopted Accounting Standards Update (ASU) No. 2020-04 and ASU No. 2022-06 regarding reference rate reform during the second quarter and applied one of their practical expedients to treat the amendment of Term Loan B-1 as a non-substantial modification.
On April 28, 2023, the Company entered into the Third Amendment (the Third Amendment, and together with the Second Amendment, the Amendments) to the Credit Agreement. The Third Amendment modifies the Credit Agreement to, among other things, refinance its Term Loan A and revolving line of credit with a secured Term Loan A-1 facility in the aggregate principal amount of $1,250,000 and a secured revolving line of credit in the aggregate principal amount of up to $1,500,000 (the foregoing referred to as the new Term Loan A-1 and new revolving line of credit, respectively).
The new Term Loan A-1 and new revolving line of credit initially bear interest at Term SOFR, plus a CSA of 0.10% and an interest rate margin of 2.00%, which is subject to adjustment depending upon the Company's leverage ratio under the Credit Agreement, as amended, and which can range from 1.25% to 2.25%, provided that this adjusted rate shall never be less than 0.00%. The new Term Loan A-1 requires amortizing quarterly principal payments beginning on September 30, 2023 of $7,813 per quarter for the first four payments, $15,625 per quarter for the fifth through sixteenth payments, $23,438 per quarter for the seventeenth through nineteenth payments, with the balance due on April 28, 2028. The new revolving line of credit has a five-year term. However, under the Third Amendment, Term Loan A-1 and the new revolving line of credit become due if any of Term Loan B-1 remains outstanding 91 days prior to the Term Loan B-1 maturity date, in which case the Term Loan A-1 balance and any outstanding balance on the new revolving line of credit become due at that 91 day date (May 13, 2026).
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
In addition to the prepayments described above, during the first nine months of 2023, the Company made regularly scheduled and other principal payments under its senior secured credit facilities totaling $54,011 on its prior Term Loan A, $7,813 on Term Loan A-1 and $50,188 on Term Loan B-1.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

As a result of the transactions described above, the Company recognized debt extinguishment and modification costs of $7,962 in the second quarter of 2023 composed partially of deferred financing costs written off for the portion of debt considered extinguished and reborrowed as a result of the repayment of all principal balances outstanding on the Company's prior Term Loan A and prior revolving line of credit and partially of fees incurred for this transaction. For the portion of the debt that was considered extinguished and reborrowed, the Company recognized constructive financing cash outflows and financing cash inflows on the statement of cash flows of $434,393 and $150,000 for the Term Loan A and prior revolving line of credit, respectively, even though no funds were actually paid or received. Another $715,019 of the debt considered extinguished in this refinancing represented a non-cash financing activity.
After September 30, 2023, the Company's 2019 interest rate cap agreements described below have the economic effect of capping the Company's maximum exposure to SOFR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-1 and a portion of new Term Loan A-1. The remaining $352,831 outstanding principal balance of new Term Loan A-1 is subject to SOFR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.
In the second and third quarters of 2023 the Company entered into several forward interest rate cap agreements, described below, that have the economic effect of capping the Company's exposure to SOFR variable interest rate changes on specific portions of the Company's floating rate debt (2023 cap agreements). These 2023 cap agreements are designated as cash flow hedges and, as a result, changes in their fair values will be reported in other comprehensive income. These 2023 cap agreements, do not contain credit-risk contingent features, and become effective and expire as described in the table below. Certain of these 2023 cap agreements have notional amounts that amortize downward over time.
On October 18, 2023, the Company entered into several forward interest rate cap agreements with an aggregate notional amount of $500,000 that become effective on June 28, 2024 and expire on December 31, 2026, and a forward interest rate cap agreement with an aggregate notional amount of $250,000 that becomes effective on December 31, 2024 and expires on December 31, 2025 (together, the October 2023 cap agreements). These October 2023 cap agreements have the economic effect of capping the Company's exposure to SOFR variable interest rate changes on specific portions of the Company's floating rate debt and do not contain credit-risk contingent features. Additionally, the October 2023 cap agreements are designated as cash flow hedges and, as a result, changes in their fair values will be reported in other comprehensive income.
Finally, during and as of the end of the second quarter, the Company transitioned the variable rate base on its senior secured credit facilities and related hedging interest rate caps from LIBOR to SOFR. This transition involved a SOFR-to-LIBOR rate mismatch between this debt and the 2019 interest rate caps for a portion of the second quarter, but the Company’s interest rate hedges remained highly effective throughout the transition and thereafter.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s interest rate cap agreements outstanding as of September 30, 2023 and December 31, 2022, which are classified in other long-term assets on its consolidated balance sheet:

					Nine months ended September 30, 2023		Fair value
	Notional amount	SOFR rate maximum	Effective date	Expiration date	Debt expense (offset)	Recorded OCI gain	September 30, 2023	December 31, 2022
2019 cap agreements	$3,500,000	2.00%	6/30/2020	6/30/2024	$(74,475)	$28,901	$90,048	$139,755
2023 cap agreements	$200,000	3.75%	6/28/2024	12/31/2025		$1,047	$2,238
2023 cap agreements	$1,000,000	4.00%(1)	6/28/2024	12/31/2025		$3,142	$12,379
2023 cap agreements	$1,000,000	4.75%(2)	6/28/2024	12/31/2025		$751	$9,056
2023 cap agreements	$800,000	3.75%	6/30/2024	12/31/2025		$3,871	$8,836

(1)Effective January 1, 2025, the maximum rate of 4.00% decreases to 3.75% for these interest rate caps.
(2)Effective January 1, 2025, the maximum rate of 4.75% decreases to 4.00% for these interest rate caps.
See Note 10 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense (offset) related to the Company’s interest rate cap agreements for the three and nine months ended September 30, 2023 and 2022.
As a result of the variable rate cap from the Company's 2019 interest rate cap agreements, the Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the third quarter of 2023 was 4.70%, based on the current margins in effect for its senior secured credit facilities as of September 30, 2023, as detailed in the table above.
The Company’s weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, for the three and nine months ended September 30, 2023 was 4.61% and as of September 30, 2023 was 4.56%.
As of September 30, 2023, the Company’s interest rates were fixed and economically fixed on approximately 54% and 95% of its total debt, respectively.
As of September 30, 2023, the Company had an undrawn revolving line of credit under its senior secured credit facilities of $1,500,000. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding under the facility, of which there were none as of September 30, 2023. The Company also had letters of credit of approximately $151,387 outstanding under a separate bilateral secured letter of credit facility as of September 30, 2023.
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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations (which frequently arise from qui tam suits) and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of September 30, 2023 and December 31, 2022, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
2020 U.S. Attorney New Jersey Investigation: In March 2020, the U.S. Attorney’s Office, District of New Jersey served the Company with a subpoena and a CID relating to an investigation being conducted by that office and the U.S. Attorney’s Office, Eastern District of Pennsylvania. The subpoena and CID request information on several topics, including certain of the Company’s joint venture arrangements with physicians and physician groups, medical director agreements, and compliance with its five-year Corporate Integrity Agreement, the term of which expired October 22, 2019. In November 2022, the Company learned that, on April 1, 2022, the U.S. Attorney’s Office for the District of New Jersey notified the U.S. District Court for the District of New Jersey of its decision not to elect to intervene in the matter of U.S. ex rel. Doe v. DaVita Inc. and filed a Stipulation of Dismissal. On April 13, 2022, the U.S. District Court for the District of New Jersey dismissed the case without prejudice. On October 12, 2022, the U.S. Attorney’s Office for the Eastern District of Pennsylvania notified the U.S. District Court, Eastern District of Pennsylvania, of its decision not to elect to intervene at this time in the matter of U.S. ex rel. Bayne v. DaVita Inc., et al. The court then unsealed an amended complaint, which alleges violations of federal and state False Claims Acts, by order dated October 14, 2022. In May 2023, the private party relator served the Company with a second amended complaint. On July 14, 2023, the Company filed a motion to dismiss the second amended complaint. On August 4, 2023, the private party relator filed a third amended complaint. On October 18, 2023, the Company filed a motion to dismiss the third amended complaint.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Other Commitments
The Company also has certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated dialysis businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $9,279.
9.    Shareholders' equity
Stock-based compensation
During the nine months ended September 30, 2023, the Company granted 1,343 stock-settled restricted and performance stock units with an aggregate grant-date fair value of $103,599 and a weighted average expected life of approximately 3.4 years.
As of September 30, 2023, the Company had $149,839 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.4 years.
Share repurchases
The Company has not repurchased any shares subsequent to December 31, 2022.
10.     Accumulated other comprehensive loss

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$85,297	$(92,349)	$(7,052)	$98,685	$(167,871)	$(69,186)
Unrealized gains (losses)	9,319	(47,644)	(38,325)	37,712	27,878	65,590
Related income tax	(2,323)	—	(2,323)	(9,407)	—	(9,407)
	6,996	(47,644)	(40,648)	28,305	27,878	56,183
Reclassification into net income	(28,244)	—	(28,244)	(74,475)	—	(74,475)
Related income tax	7,046	—	7,046	18,580	—	18,580
	(21,198)	—	(21,198)	(55,895)	—	(55,895)
Ending balance	$71,095	$(139,993)	$(68,898)	$71,095	$(139,993)	$(68,898)

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$55,237	$(167,033)	$(111,796)	$(1,178)	$(138,069)	$(139,247)
Unrealized gains (losses)	55,045	(66,100)	(11,055)	127,460	(95,064)	32,396
Related income tax	(13,733)	—	(13,733)	(31,800)	—	(31,800)
	41,312	(66,100)	(24,788)	95,660	(95,064)	596
Reclassification into net income	1,377	—	1,377	4,132	—	4,132
Related income tax	(344)	—	(344)	(1,032)	—	(1,032)
	1,033	—	1,033	3,100	—	3,100
Ending balance	$97,582	$(233,133)	$(135,551)	$97,582	$(233,133)	$(135,551)

The interest rate cap agreement net realized losses reclassified into net income are recorded as debt expense in the corresponding consolidated statements of income. See Note 7 for further details.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

11.    Variable interest entities (VIEs)
At September 30, 2023, these condensed consolidated financial statements include total assets of VIEs of $284,761 and total liabilities and noncontrolling interests of VIEs to third parties of $160,526. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 23 to the Company's consolidated financial statements included in the 2022 10-K.
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
The following table summarizes the Company’s assets, liabilities and temporary equities measured at fair value on a recurring basis as of September 30, 2023:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$36,603	$36,603	$—	$—
Interest rate cap agreements	$122,557	$—	$122,557	$—
Liabilities
Contingent earn-out obligations for acquisitions	$19,377	$—	$—	$19,377
Temporary equity
Noncontrolling interests subject to put provisions	$1,445,403	$—	$—	$1,445,403
For a reconciliation of changes in noncontrolling interests subject to put provisions during the three and nine months ended September 30, 2023, see the consolidated statement of equity.
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
As of September 30, 2023, the Company had contingent earn-out obligations associated with business acquisitions that could result in the Company paying the former owners a total of up to approximately $54,387 if certain performance targets or quality margins are met over the next one year to five years. The estimated fair value measurements of these contingent earn-out obligations are primarily based on unobservable inputs, including key financial metrics such as projected earnings before interest, taxes, depreciation, and amortization (EBITDA), revenue and other key performance indicators. The estimated fair values of these contingent earn-out obligations are remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company's credit risk adjusted rate that is used to discount obligations to present value.
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years,

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of September 30, 2023, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $185,000. See Notes 17 and 24 to the Company's consolidated financial statements included in the 2022 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.
The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon quoted bid and ask prices for these instruments, typically a level 2 input. See Note 7 for further discussion of the Company's debt.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at September 30, 2023 at their approximate fair values due to the short-term nature of their settlements.
13.    Segment reporting
The Company’s operating divisions comprises its U.S. dialysis and related lab services business (its U.S. dialysis business), its U.S. IKC business, its U.S. other ancillary services and its international operations (collectively, its ancillary services), as well as its corporate administrative support.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Segment revenues:
U.S. dialysis
Dialysis patient service revenues:
External sources	$2,754,778	$2,674,240	$8,042,561	$7,858,939
Intersegment revenues	24,289	22,957	66,698	64,526
U.S. dialysis patient service revenues	2,779,067	2,697,197	8,109,259	7,923,465
Other revenues:
External sources	6,239	6,056	18,822	18,134
Intersegment revenues	—	—	—	(10)
Total U.S. dialysis revenues	2,785,306	2,703,253	8,128,081	7,941,589
Other—Ancillary services
Dialysis patient service revenues	197,172	172,254	560,108	513,935
Other external sources	163,143	96,144	372,909	301,998
Intersegment revenues	2,232	—	5,007	—
Total ancillary services revenues	362,547	268,398	938,024	815,933
Total net segment revenues	3,147,853	2,971,651	9,066,105	8,757,522
Elimination of intersegment revenues	(26,521)	(22,957)	(71,705)	(64,516)
Consolidated revenues	$3,121,332	$2,948,694	$8,994,400	$8,693,006
Segment operating margin (loss):
U.S. dialysis	$509,135	$351,474	$1,330,992	$1,230,715
Other—Ancillary services	28,098	(15,271)	(18,372)	(56,689)
Total segment operating margin	537,233	336,203	1,312,620	1,174,026
Reconciliation of segment operating income to consolidated income before income taxes:
Corporate administrative support	(41,294)	(24,417)	(99,745)	(91,217)
Consolidated operating income	495,939	311,787	1,212,875	1,082,810
Debt expense	(98,080)	(99,680)	(302,361)	(256,057)
Debt extinguishment and modification costs	—	—	(7,962)	—
Other loss, net	(19,650)	(4,898)	(14,525)	(7,968)
Consolidated income before income taxes	$378,209	$207,209	$888,027	$818,785
Depreciation and amortization expense by reportable segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
U.S. dialysis	$175,908	$184,688	$514,710	$507,320
Other—Ancillary services	12,515	9,726	35,456	31,214
	$188,423	$194,414	$550,166	$538,534

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Expenditures for property and equipment by reportable segment were as follows:

	Nine months ended September 30,
	2023	2022
U.S. dialysis	$363,895	$363,046
Other—Ancillary services	45,116	46,345
	$409,011	$409,391

A summary of assets by reportable segment were as follows:

	September 30, 2023	December 31, 2022
U.S. dialysis	$14,574,707	$15,084,454
Other—Ancillary services	2,354,033	1,843,798
Consolidated assets	$16,928,740	$16,928,252
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, statements about our balance sheet and liquidity, our expenses and expense offsets, revenues, billings and collections, availability or cost of supplies, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, DaVita's response to and the continuing impact of the coronavirus (COVID-19) pandemic, the continuing impact of the COVID-19 pandemic on the U.S. and global economies, labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, expenses, strategic initiatives, government and commercial payment rates, expectations related to value-based care, integrated kidney care and Medicare Advantage (MA) plan enrollment, expectations regarding increased competition and marketplace changes, including those related to new or potential entrants in the dialysis and pre-dialysis marketplace and potential impact of innovative technologies, drugs, or other treatments, and our ongoing stock repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," “could,” "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•the current macroeconomic and marketplace conditions, and global events, many of which are interrelated and which relate to, among other things, inflation, rising interest rates, labor market conditions, wage pressure, evolving monetary policies, and the continuing impact of the COVID-19 pandemic on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition and results of operations; further spread or resurgence of the virus, including as a result of the emergence of new strains of the virus; the continuing impact of the pandemic on our revenues and non-acquired growth due to lower treatment volumes; COVID-19's impact on the chronic kidney disease (CKD) population and our patient population including on the mortality of these patients; any potential negative impact on our commercial mix or the number of our patients covered by commercial insurance plans; the potential impact of new or potential entrants in the dialysis and pre-dialysis marketplace and potential impact of innovative technologies, drugs, or other treatments on our patients and industry; our ability to successfully implement cost savings initiatives; supply chain challenges and disruptions; and elevated teammate turnover and training costs and higher salary and wage expense, driven in part by persisting labor market conditions and a high demand for our clinical personnel, any of which may also have the effect of heightening many of the other risks and uncertainties discussed below, and in many cases, the impact of the pandemic and the aforementioned global economic conditions on our business may persist even as the pandemic continues to subside;
•the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates; a reduction in the number or percentage of our patients under such plans, including, without limitation, as a result of restrictions or prohibitions on the use and/or availability of charitable premium assistance, which may result in the loss of revenues or patients, as a result of our making incorrect assumptions about how our patients will respond to any change in financial assistance from charitable organizations, or as a result of payors' implementing restrictive plan designs, including, without limitation, actions taken in response to the U.S. Supreme Court’s decision in Marietta Memorial Hospital Employee Health Benefit Plan, et al. v. DaVita Inc. et al. (Marietta); how and whether regulators and legislators will respond to the Marietta decision including, without limitation, whether they will issue regulatory guidance or adopt new legislation; how courts will interpret other anti-discriminatory provisions that may apply to restrictive plan designs; whether there could be other potential negative impacts of the Marietta decision; and the timing of each of these items;
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
•the variability of our cash flows, including without limitation, any extended billing or collections cycles; the risk that we may not be able to generate or access sufficient cash in the future to service our indebtedness or to fund our other liquidity needs; and the risk that we may not be able to refinance our indebtedness as it becomes due, on terms favorable to us or at all;
•factors that may impact our ability to repurchase stock under our stock repurchase program and the timing of any such stock repurchases, as well as our use of a considerable amount of available funds to repurchase stock;
•risks arising from the use of accounting estimates, judgments and interpretations in our financial statements;
•impairment of our goodwill, investments or other assets;
•our aspirations, goals and disclosures related to environmental, social and governance (ESG) matters, including, among other things, evolving regulatory requirements affecting ESG standards, measurements and reporting requirements; the availability of suppliers that can meet our sustainability standards; and our ability to recruit, develop and retain diverse talent in our labor markets; and
•the other risk factors, trends and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 10-K), our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, and the risks and uncertainties discussed in any subsequent reports that we file or furnish with the Securities and Exchange Commission (SEC) from time to time.
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
General Economic and Marketplace Conditions
Developments in general economic and market conditions could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, share price, cash flows and/or liquidity. Many of these external factors and conditions are interrelated, including, among other things, inflation, rising interest rates, labor market conditions, wage pressure, the continuing impact of COVID-19 on the mortality rates of our patients and other ESKD or CKD patients, supply chain challenges and the potential impact and application of innovative technologies or treatments. Certain of these impacts could be further intensified by concurrent global events such as the ongoing conflict between Russia and Ukraine and armed conflict in Israel, Gaza and surrounding areas, which has continued to drive sociopolitical and economic uncertainty across the globe.
Operational and Financial Impacts
In the third quarter of 2023, treatment volumes were approximately flat compared to the second quarter. We continued to experience improvements with respect to the negative impact of COVID-19 on the mortality rates of our patients. On a full year over full year basis, we continue to experience a negative impact on revenue and treatment volume due to the cumulative and compounding negative impact of COVID-19 on the mortality rates of our patients and the associated adverse impact on our patient census. We expect that this impact would likely continue to negatively impact our revenue and non-acquired growth for a period of time after mortality rates normalize due to the compounding impact of mortalities, among other things. New admission rates, treatment volumes, future revenues and non-acquired growth, among other things, could also continue to be negatively impacted over time to the extent that the ESKD and CKD populations experience elevated mortality levels. The magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows.
Ongoing global economic conditions and political and regulatory developments, such as general labor, supply chain and inflationary pressures have also increased, and will continue to increase, our expenses, including, among others, staffing and labor costs. We continue to experience elevated levels of compensation year to date compared to the prior year, though we have experienced slight wage improvement in the third quarter compared to the prior quarter. We expect certain of these increased staffing and labor costs to continue, due to, among other factors, recent legislative changes, such as our implementation of the provisions of Senate Bill 525 in California, and increased training costs. The cumulative impact of these increased costs could be material. In addition, our industry has experienced increased union organizing activities, including the filing of petitions by unions at certain of our competitors' clinics with a number of those clinics voting to unionize. Potential staffing shortages or other potential developments or disruptions related to our teammates, if material, could ultimately lead to the unplanned closures of certain centers or adversely impact clinical operations, or may otherwise have a material adverse impact on our ability to provide dialysis services or the cost of providing those services, among other things.
The cost inflation trends described above have put pressure on our existing cost structure, and as noted above, we expect that certain of those increased costs will persist as inflationary and supply chain pressures and challenging labor market conditions continue. During the third quarter, we continued to implement cost savings opportunities and invest in other initiatives to help mitigate these cost and volume pressures. These opportunities include anticipated cost savings related to the achievement of general and administrative cost efficiencies through ongoing initiatives that increase our use of third party service providers to perform certain activities, including, among others, finance and accounting functions and related information technology functions. These opportunities and investments also include, among others, initiatives relating to clinic optimization, capacity utilization improvement and procurement opportunities, as well as investments in revenue cycle management. We have incurred, and expect to continue to incur, charges in connection with the continued implementation of certain of these initiatives. There can be no assurance that we will be able to successfully execute these initiatives or that they will achieve expectations or succeed in helping offset the impact of these challenging conditions.
Other Developments
Developments in the healthcare marketplace related to new or innovative technologies, drugs and other treatments have the potential to impact the rate of growth of the ESKD patient population or may lead to reductions in demand for dialysis treatments, and uncertainty surrounding the development of such new technologies, drugs and other treatments may drive volatility in our stock price. For example, in October 2023, a clinical study for Novo Nordisk's Ozempic®, a glucagon-like peptide 1 (GLP-1) receptor agonist was stopped early for efficacy. This development generated uncertainty in the marketplace with respect to the potential impact of these or other similar classes of drugs or new classes of drugs or treatments on the rate of growth of the ESKD patient population. We expect that further information on GLP-1s and their potential application to kidney care will be released by third parties later this year and in the first half of 2024, and the release of such information then or in the future, or the release of any other information regarding current or future new or innovative technologies, drugs and other treatments may drive volatility in our stock price. Any sustained or significant decline in the rate of growth of the ESKD patient population or demand for our services, whether as a result of developments related to new or innovative technologies, drugs, treatments or otherwise, may have a material adverse impact on our business, results of operation, financial condition, cash flows and stock price.
Any failure on our part to adjust our business and operations to address these developments or other marketplace dynamics, or any failure to appropriately implement these cost savings initiatives in accordance with applicable legal, regulatory or compliance requirements could adversely impact our ability to provide dialysis services or the cost of providing those services, among other things. If this adverse impact is significant or sustained, it may ultimately have a material adverse effect on our business, reputation, results of operations, financial condition, cash flows and stock price.
We believe that the aforementioned general economic and marketplace conditions will continue to impact the Company in the future. We believe that their ultimate impact will depend on future developments that are highly uncertain and difficult to predict.
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the three months ended September 30, 2023 compared to the three months ended June 30, 2023, and the year-to-date periods for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Consolidated results of operations
The following tables summarize our revenues, operating income and adjusted operating income by line of business. See the discussion of our results for each line of business following the tables. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Three months ended		Q3 2023 vs. Q2 2023
	September 30, 2023	June 30, 2023	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,785	$2,731	$54	2.0%
Other — Ancillary services	363	292	71	24.3%
Elimination of intersegment revenues	(27)	(22)	(5)	(22.7)%
Total consolidated revenues	$3,121	$3,000	$121	4.0%

Operating income (loss):
U.S. dialysis	$509	$461	$48	10.4%
Other — Ancillary services	28	(22)	50	227.3%
Corporate administrative support	(41)	(34)	(7)	(20.6)%
Operating income	$496	$405	$91	22.5%

Adjusted operating income (loss)(1):
U.S. dialysis	$537	$487	$50	10.3%
Other — Ancillary services	28	(22)	50	227.3%
Corporate administrative support	(41)	(33)	(8)	(24.2)%
Adjusted operating income	$525	$432	$93	21.5%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

	Nine months ended		YTD Q3 2023 vs. YTD Q3 2022
	September 30, 2023	September 30, 2022	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$8,128	$7,942	$186	2.3%
Other — Ancillary services	938	816	122	15.0%
Elimination of intersegment revenues	(72)	(65)	(7)	(10.8)%
Total consolidated revenues	$8,994	$8,693	$301	3.5%

Operating income (loss):
U.S. dialysis	$1,331	$1,231	$100	8.1%
Other — Ancillary services	(18)	(57)	39	68.4%
Corporate administrative support	(100)	(91)	(9)	(9.9)%
Operating income	$1,213	$1,083	$130	12.0%

Adjusted operating income (loss)(1):
U.S. dialysis	$1,425	$1,281	$144	11.2%
Other — Ancillary services	(18)	(57)	39	68.4%
Corporate administrative support	(98)	(91)	(7)	(7.7)%
Adjusted operating income	$1,308	$1,133	$175	15.4%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.
U.S. dialysis results of operations
Treatment volume:

	Three months ended		Q3 2023 vs. Q2 2023
	September 30, 2023	June 30, 2023	Amount	Percent
Dialysis treatments	7,306,948	7,231,242	75,706	1.0%
Average treatments per day	92,493	92,708	(215)	(0.2)%
Treatment days	79.0	78.0	1.0	1.3%
Normalized non-acquired treatment growth(1)	0.5%	(0.2)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.

	Nine months ended		YTD Q3 2023 vs. YTD Q3 2022
	September 30, 2023	September 30, 2022	Amount	Percent
Dialysis treatments	21,655,618	21,714,773	(59,155)	(0.3)%
Average treatments per day	92,545	92,798	(253)	(0.3)%
Treatment days	234.0	234.0	—	—%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
Our U.S. dialysis treatment volume is directly correlated with our operating revenues and expenses. The increase in our U.S. dialysis treatments for the third quarter of 2023 from the second quarter of 2023 was primarily driven by one additional treatment day and non-acquired growth. This increase was partially offset by decreased average treatments per day due to mix of treatment days and a decrease in hospital inpatient treatments.

The decrease in our U.S. dialysis treatments for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 was primarily driven by decreased average treatments per day and decreased hospital inpatient treatments, partially offset by an increase in patient count.
Revenues:

	Three months ended		Q3 2023 vs. Q2 2023
	September 30, 2023	June 30, 2023	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,785	$2,731	$54	2.0%
Average patient service revenue per treatment	$380.33	$376.73	$3.60	1.0%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Nine months ended		YTD Q3 2023 vs. YTD Q3 2022
	September 30, 2023	September 30, 2022	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$8,128	$7,942	$186	2.3%
Average patient service revenue per treatment	$374.46	$364.89	$9.57	2.6%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
U.S. dialysis average patient service revenue per treatment for the third quarter of 2023 compared to the second quarter of 2023 increased, primarily due to favorable changes in commercial and Medicare Advantage mix, a net increase in average reimbursement rates and other normal fluctuations. Our U.S. dialysis average patient service revenue per treatment was negatively impacted by a decrease in hospital inpatient revenues.
U.S. dialysis average patient service revenue per treatment for the nine months ended September 30, 2023 increased compared to the nine months ended September 30, 2022 primarily driven by normal annual rate increases, favorable changes in commercial and Medicare Advantage mix and a net increase in Medicare rate due to a base rate increase in 2023, partially offset by the phased-in increase of sequestration of 1% in April 2022 and full 2% beginning July 1, 2022 and thereafter. Other drivers of this change include improved cash collections on previously reserved balances assumed to be uncollectible.
On October 27, 2023, Centers for Medicare & Medicaid Services (CMS) issued a final rule to update the Medicare ESRD Prospective Payment System payment rate and policies for calendar year 2024. Among other things, the final rule updates the Acute Kidney Injury dialysis payment rate for renal dialysis services furnished by ESRD facilities and requirements for the ESRD Quality Incentive Program. CMS estimates that the overall impact of the rule will increase ESRD facilities’ average reimbursement by 2.1% in 2024.
Operating expenses:

	Three months ended		Q3 2023 vs. Q2 2023
	September 30, 2023	June 30, 2023	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,827	$1,826	$1	0.1%
General and administrative	281	279	2	0.7%
Depreciation and amortization	176	172	4	2.3%
Equity investment income	(8)	(8)	—	—%
Total operating expenses and charges	$2,276	$2,270	$6	0.3%
Patient care costs per treatment	$250.08	$252.57	$(2.49)	(1.0)%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.

	Nine months ended		YTD Q3 2023 vs. YTD Q3 2022
	September 30, 2023	September 30, 2022	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$5,485	$5,469	$16	0.3%
General and administrative(1)	819	755	64	8.5%
Depreciation and amortization	515	507	8	1.6%
Equity investment income	(22)	(21)	(1)	(4.8)%
Total operating expenses and charges	$6,797	$6,711	$86	1.3%
Patient care costs per treatment	$253.30	$251.88	$1.42	0.6%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.

(1)General and administrative expenses for the nine months ended September 30, 2022 include advocacy costs of approximately $51 million to counter union policy efforts, including a California ballot initiative.
Charges impacting operating income
Closure costs. During the third quarter of 2023, we continued the strategic review of our outpatient clinic capacity requirements and utilization, which have been impacted both by declines in our patient census in some markets due to the COVID-19 pandemic, as well as by our initiatives toward, and advances in, increasing the proportion of our home dialysis patients. This continuing review, begun in the third quarter of 2022, has resulted in higher than normal charges for center capacity closures over the last number of quarters. These capacity closure costs include net losses on assets retired, lease costs, asset impairments and accelerated depreciation and amortization.
During the third quarter of 2023, we incurred charges for U.S. dialysis center closures of approximately $24.0 million, which increased our patient care costs by $4.4 million, our general and administrative expenses by $3.4 million and our depreciation and amortization expense by $16.2 million. By comparison, during the second quarter of 2023, U.S. dialysis center closures were approximately $21.1 million, which increased our patient care costs by $5.7 million, our general and administrative expenses by $7.8 million and our depreciation and amortization expense by $7.6 million.
During the nine months ended September 30, 2023, U.S. dialysis center closures were approximately $67.3 million, which increased our patient care costs by $22.7 million, our general and administrative expenses by $16.0 million and our depreciation and amortization expense by $28.6 million. By comparison, during the nine months ended September 30, 2022, U.S. dialysis center closures were approximately $50.3 million, which increased our patient care costs by $14.7 million, our general and administrative expenses by $13.9 million and our depreciation and amortization expense by $21.7 million.
We will continue to optimize our U.S. dialysis center footprint through center mergers and/or closures and expect our center closure rates to remain at elevated levels over the next several quarters.
Severance costs. During the fourth quarter of 2022, we committed to a plan to increase efficiencies and cost savings in certain general and administrative support functions. As a result of this plan, we recognized expenses related to termination and other benefit commitments in our U.S. dialysis business. This plan included additional charges of $4.3 million and $5.0 million during the third and second quarter of 2023, respectively and $26.3 million during the nine months ended September 30, 2023.
Patient care costs. U.S. dialysis patient care costs per treatment for the third quarter of 2023 decreased from the second quarter of 2023 primarily due to decreased minor equipment expense and utilities expense driven by our virtual power purchase arrangements. Other drivers of this change include decreased pharmaceutical costs, professional fees, medical supplies expense, contract wages and travel costs. In addition, our fixed other direct operating expenses positively impacted patient care costs per treatment due to increased treatments in the third quarter of 2023. Our patient costs per treatment were negatively impacted by increased compensation expenses including increased wages and headcount, health benefit expense due to higher claims volume, as well as increased insurance costs.
U.S. dialysis patient care costs per treatment for the nine months ended September 30, 2023 increased from the nine months ended September 30, 2022 primarily due to increased compensation expenses including increased wage rates and headcount, as well as increases in professional fees, medical supplies expense, repairs and maintenance expense and travel costs. Other drivers of this change include increased utilities expense driven by our virtual power purchase arrangements and increased center closure costs, as described above. In addition, our fixed other direct operating expenses unfavorably impacted patient care costs per treatment due to decreased treatments in 2023. These increases were partially offset by decreased pharmaceutical costs and contract wages.

General and administrative expenses. U.S. dialysis general and administrative expenses in the third quarter of 2023 increased from the second quarter of 2023 primarily due to increases in contributions to our charitable foundation, management meeting costs and IT-related costs. These increases were partially offset by decreased compensation expenses, center closure costs, as described above, and long-term incentive compensation.
U.S. dialysis general and administrative expenses for the nine months ended September 30, 2023 increased from the nine months ended September 30, 2022 primarily due to increases in compensation expenses including increased wage rates and severance costs, as described above. Other drivers of this change include gains recognized on the sale of our self-developed properties in the second quarter of 2022, increased IT-related costs and travel costs, and increased contributions to our charitable foundation. These increases were partially offset by decreased advocacy costs, including a refund received in 2023 related to 2022 advocacy costs, and decreased professional fees.
Depreciation and amortization. U.S. dialysis depreciation and amortization expenses for the quarter ended September 30, 2023 increased compared to the quarter ended June 30, 2023 primarily due to accelerated depreciation related to center closures, as described above, partially offset by decreased depreciation related to corporate IT projects.
U.S. dialysis depreciation and amortization expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 increased primarily due to accelerated depreciation related to center closures, as described above as well as a full year of depreciation from the rollout of our new clinical system which was placed in service in May of 2022. These increases were partially offset by a decrease in depreciation related to leasehold improvements due to the reduction in number of centers operated.
Equity investment income. U.S. dialysis equity investment income remained relatively flat for the third quarter of 2023 compared to the second quarter of 2023 and for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Operating income and adjusted operating income:

	Three months ended		Q3 2023 vs. Q2 2023
	September 30, 2023	June 30, 2023	Amount	Percent
	(dollars in millions)
Operating income	$509	$461	$48	10.4%
Adjusted operating income(1)	$537	$487	$50	10.3%

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

	Nine months ended		YTD Q3 2023 vs. YTD Q3 2022
	September 30, 2023	September 30, 2022	Amount	Percent
	(dollars in millions)
Operating income	$1,331	$1,231	$100	8.1%
Adjusted operating income(1)	$1,425	$1,281	$144	11.2%

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.
U.S. dialysis operating income for the third quarter of 2023 compared to the second quarter of 2023 and for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was impacted by center closure and severance costs, as described above.
U.S. dialysis operating income and adjusted operating income for the third quarter of 2023 were positively impacted by increased average patient service revenue per treatment and dialysis treatments, as described above. Operating income and adjusted operating income were also positively impacted by decreases in minor equipment expense, utilities expense, as described above, pharmaceutical costs, contract wages, depreciation expense related to IT projects, as well as decreased professional fees and long-term incentive compensation. Operating income and adjusted operating income were negatively impacted by increased compensation expenses, health benefit expenses, insurance costs, contributions to our charitable foundation and IT-related costs.

U.S. dialysis operating income and adjusted operating income for the nine months ended September 30, 2023 were positively impacted by increased average patient service revenue per treatment, as described above. U.S. dialysis operating income and adjusted operating income were also positively impacted by decreases in pharmaceutical costs, contract wages and advocacy costs, as described above. Operating income and adjusted operating income were negatively impacted by increases in compensation expenses, decreased gains on sale and decreased dialysis treatments, each described above. U.S. dialysis operating income and adjusted operating income were also impacted by increases in travel costs, IT-related costs, repairs and maintenance expense, medical supplies expense, utilities expense, as described above, professional fees and contributions to our charitable foundation.
Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of September 30, 2023, these consisted principally of our U.S. IKC business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations.
These ancillary services generated revenues of approximately $363 million and $938 million in the third quarter of 2023 and nine months ended September 30, 2023, respectively, representing approximately 12% and 10% of our consolidated revenues, respectively.
As of September 30, 2023, DaVita IKC provided integrated care and disease management services to approximately 59,000 patients in risk-based integrated care arrangements and to an additional 16,000 patients in other integrated care arrangements. We also expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include, among other things, healthcare services not related to dialysis.
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
As of September 30, 2023, our international dialysis operations provided dialysis and administrative services through a total of 359 outpatient dialysis centers located in 11 countries outside of the United States.

Ancillary services results of operations

	Three months ended		Q3 2023 vs. Q2 2023
	September 30, 2023	June 30, 2023	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$158	$94	$64	68.1%
U.S. other ancillary	4	7	(3)	(42.9)%
International	200	190	10	5.3%
Total ancillary services revenues	$363	$292	$71	24.3%

Operating (loss) income:
U.S. IKC	$11	$(39)	$50	128.2%
U.S. other ancillary	(2)	(2)	—	—%
International(1)	19	20	(1)	(5.0)%
Total ancillary services operating income (loss)	$28	$(22)	$50	227.3%

Adjusted operating (loss) income(2):
U.S. IKC	$11	$(40)	$51	127.5%
U.S. other ancillary	(2)	(2)	—	—%
International(1)	19	20	(1)	(5.0)%
Total ancillary services adjusted operating income (loss)	$28	$(22)	$50	227.3%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income and adjusted operating income for the three months ended September 30, 2023 and June 30, 2023 includes foreign currency gains embedded in equity method income recognized from our APAC JV of approximately $0.4 million and $1.2 million, respectively.
(2)For a reconciliation of adjusted operating (loss) income by reportable segment, see “Reconciliations of Non-GAAP measures” section below.

	Nine months ended		YTD Q3 2023 vs. YTD Q3 2022
	September 30, 2023	September 30, 2022	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$351	$276	$75	27.2%
U.S. other ancillary	18	17	1	5.9%
International	569	523	46	8.8%
Total ancillary services revenues	$938	$816	$122	15.0%

Operating (loss) income:
U.S. IKC	$(66)	$(90)	$24	26.7%
U.S. other ancillary	(7)	(8)	1	12.5%
International(1)	54	41	13	31.7%
Total ancillary services operating loss	$(18)	$(57)	$39	68.4%

Adjusted operating (loss) income(2):
U.S. IKC	$(65)	$(90)	$25	27.8%
U.S. other ancillary	(7)	(8)	1	12.5%
International(1)	54	41	13	31.7%
Total ancillary services adjusted operating loss	$(18)	$(57)	$39	68.4%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income and adjusted operating income for the nine months ended September 30, 2023 and September 30, 2022 includes foreign currency gains embedded in equity method income recognized from our Asia Pacific joint venture (APAC JV) of approximately $1.0 million and $4.7 million, respectively.
(2)For a reconciliation of adjusted operating (loss) income by reportable segment, see “Reconciliations of Non-GAAP measures” section below.
Revenues
IKC revenues for the third quarter of 2023 increased compared to the second quarter of 2023 due to a net increase in shared savings and increased revenues from our special needs plans. Other U.S. ancillary revenues for the third quarter of 2023 decreased compared to the second quarter of 2023 due to a decrease in revenues in our clinical research programs. International revenues for the third quarter of 2023 increased compared to the second quarter of 2023 due to increased treatments primarily from one additional treatment day, as well as acquisition-related growth.
IKC revenues for the nine months ended September 30, 2023 increased compared to the nine months ended September 30, 2022 due to a net increase in shared savings and revenues related to our special needs programs. Other U.S. ancillary services revenues for the nine months ended September 30, 2023 remained relatively flat compared to the nine months ended September 30, 2022. Our international revenues for the nine months ended September 30, 2023 increased from the nine months ended September 30, 2022 due to acquisition-related growth as well as average reimbursement rate increases in certain countries.
Charges impacting operating income - severance and other costs
During the fourth quarter of 2022, similar to U.S. dialysis, we committed to a plan to increase efficiencies and cost savings in certain general and administrative support functions and other overhead costs. As a result of this plan, we recognized expenses related to termination and other benefit commitments in our IKC business of $0.4 million during the nine months ended September 30, 2023.
Operating income (loss) and adjusted operating income (loss)
IKC operating income and adjusted operating income for the third quarter of 2023 compared to the second quarter of 2023 were impacted by increased revenues, as described above, partially offset by increased medical costs for our special needs plans and continued investments in our integrated care support functions. Other U.S. ancillary services operating loss and adjusted operating loss for the third quarter of 2023 remained flat compared to the second quarter of 2023. International operating income and adjusted operating income for the third quarter of 2023 decreased from the second quarter of 2023 primarily due to favorable changes in the second quarter related to fair value of contingent consideration associated with prior acquisitions, partially offset by increased revenues, as described above, and decreases in equity income resulting from fluctuations in foreign currency at our APAC JV.
IKC operating loss and adjusted operating loss for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 decreased, primarily due to increases in revenue, as described above, partially offset by continued investments in our integrated care support functions. Other U.S. ancillary services operating loss and adjusted operating loss for the nine months ended September 30, 2023 remained relatively flat compared to the nine months ended September 30, 2022. International operating income and adjusted operating income for the nine months ended September 30, 2023 increased compared to the nine months ended September 30, 2022 primarily driven by increases in revenue, as described above, partially offset by decreases in equity income resulting from fluctuations in foreign currency at our APAC JV and other direct operating expenses associated with our international dialysis centers.
Corporate administrative support

	Three months ended		Q3 2023 vs. Q2 2023
	September 30, 2023	June 30, 2023	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(41)	$(34)	$(7)	(20.6)%

	Nine months ended		YTD Q3 2023 vs. YTD Q3 2022
	September 30, 2023	September 30, 2022	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(100)	$(91)	$(9)	(9.9)%
Corporate administrative support expenses for the quarter ended September 30, 2023 compared to the quarter ended June 30, 2023 and for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 increased primarily due to increased legal fees.
Corporate-level charges

	Three months ended		Q3 2023 vs. Q2 2023
	September 30, 2023	June 30, 2023	Amount	Percent
	(dollars in millions)
Debt expense	$98	$104	$(6)	(5.8)%
Debt extinguishment and modification costs	$—	$8	$(8)	(100.0)%
Other (loss) income, net	$(20)	$1	$(21)	(2,100.0)%
Effective income tax rate	18.2%	16.5%		1.7%
Effective income tax rate attributable to DaVita Inc.(1)	21.8%	21.3%		0.5%
Net income attributable to noncontrolling interests	$63	$68	$(5)	(7.4)%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.

	Nine months ended		YTD Q3 2023 vs. YTD Q3 2022
	September 30, 2023	September 30, 2022	Amount	Percent
	(dollars in millions)
Debt expense	$302	$256	$46	18.0%
Debt extinguishment and modification costs	$8	$—	$8	100.0%
Other loss, net	$(15)	$(8)	$(7)	(87.5)%
Effective income tax rate	18.2%	20.0%		(1.8)%
Effective income tax rate attributable to DaVita Inc.(1)	22.9%	24.9%		(2.0)%
Net income attributable to noncontrolling interests	$186	$163	$23	14.1%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.
Debt expense
Debt expense for the third quarter of 2023 compared to the second quarter of 2023 decreased primarily due to decreases in our weighted average outstanding credit facility balance and our weighted average effective interest rate. Debt expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 increased primarily due to an increase in our weighted average effective interest rate, partially offset by a decrease in our weighted average outstanding credit facility balance.
Our overall weighted average effective interest rate for the three months ended September 30, 2023 was 4.61% compared to 4.67% for the three months ended June 30, 2023. See Note 7 to the condensed consolidated financial statements for further information on the components of our debt.
Debt extinguishment and modification costs
The nine months ended September 30, 2023 included debt extinguishment and modification costs of $8 million related to the refinancing of our prior Term Loan A and prior revolving line of credit. These costs were composed partially of deferred financing costs written off for the portion of this debt considered extinguished and reborrowed and partially of fees incurred as part of this debt refinancing.
Other (loss) income, net
Other loss for the third quarter of 2023 compared to other income for the second quarter of 2023 was driven by net losses in Mozarc due to the $14.0 million gain recognized in the second quarter on the non-cash assets contributed to Mozarc (Mozarc gain). Other loss for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 increased, primarily driven by increased net losses in Mozarc, including the Mozarc gain, partially offset by an increase in interest income.
Effective income tax rate
The effective income tax rate and the effective income tax rate attributable to DaVita Inc. increased for the third quarter of 2023 compared to the second quarter of 2023 primarily due to a decrease in recognized tax benefits from stock-based compensation and one-time benefits recognized in connection with the closure of our federal IRS exam for tax years 2016-2017 in the second quarter, partially offset by benefits recognized in the third quarter for finalized tax returns.
The effective income tax rate and the effective income tax rate attributable to DaVita Inc. for the nine months ended September 30, 2023 decreased compared to the nine months ended September 30, 2022 primarily due to a decrease in forecasted non-deductible advocacy spend and a larger benefit recognized for tax returns finalized in the third quarter of 2023.
Net income attributable to noncontrolling interests
The decrease in net income attributable to noncontrolling interests for the third quarter of 2023 from the second quarter of 2023 was due to reduced earnings at certain U.S. dialysis partnerships. The increase in net income attributable to noncontrolling interests for the nine months ended September 30, 2023 from the nine months ended September 30, 2022 was due to increased profitability at certain U.S. dialysis partnerships.

Accounts receivable
Our U.S. dialysis accounts receivable balances at September 30, 2023 and December 31, 2022 were $1.708 billion and $1.899 billion, respectively, representing approximately 57 and 66 days of revenue outstanding (DSO), respectively. The decrease in DSO is primarily due to improved collections from certain payers. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes from the second quarter of 2023 to the third quarter of 2023 in the carrying amount of accounts receivable outstanding over one year old.
Liquidity and capital resources
The following table shows the summary of our major sources and uses of cash, cash equivalents and restricted cash:

	Nine months ended September 30,		YTD Q3 2023 vs. YTD Q3 2022
	2023	2022	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$726	$655	$71	10.8%
Non-cash items in net income	664	596	68	11.4%
Other working capital changes	191	32	159	496.9%
Other	(7)	(63)	56	88.9%
	$1,574	$1,221	$353	28.9%

Net cash used in investing activities:
Capital expenditures:
Routine maintenance/information technology/other	$(287)	$(284)	$(3)	(1.1)%
Development and relocations	(122)	(125)	3	2.4%
Acquisition expenditures	(8)	(44)	36	81.8%
Proceeds from sale of self-developed properties	5	107	(102)	(95.3)%
Other	(192)	(71)	(121)	(170.4)%
	$(604)	$(417)	$(187)	(44.8)%

Net cash used in financing activities:
Debt (payments) net of issuances	$(521)	$149	$(670)	(449.7)%
Deferred and debt related financing costs	(53)	—	(53)	(100.0)%
Distributions to noncontrolling interests	(203)	(189)	(14)	(7.4)%
Contributions from noncontrolling interests	12	11	1	9.1%
Stock award exercises and other share issuances	(41)	(42)	1	2.4%
Share repurchases	—	(802)	802	100.0%
Other	40	(17)	57	335.3%
	$(767)	$(890)	$123	13.8%

Total number of shares repurchased	—	8,095	(8,095)	(100.0)%

Free cash flow(1)	$979	$742	$237	31.9%
Certain columns or rows may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of our free cash flow, see "Reconciliations of Non-GAAP measures" section below.
Consolidated cash flows
Consolidated cash flows from operating activities during the nine months ended September 30, 2023 increased compared to the nine months ended September 30, 2022 primarily due to improvements in operating results, cash collections, decreases in cash taxes and other working capital items.

Free cash flow during the nine months ended September 30, 2023 increased from the nine months ended September 30, 2022 primarily due to an increase in net cash provided by operating activities partially offset by an increase in distributions of noncontrolling interest and decreases in proceeds from sale of self-developed properties.
Significant uses of cash during the period included net debt payments which consisted of the pay-off of the remaining principal balance outstanding on our prior Term Loan A and prior revolving line of credit in the amount of $1,444 million and $150 million, respectively. Other uses of cash included regularly scheduled and other principal payments under our senior secured credit facilities totaling approximately $54 million on our prior Term Loan A, $8 million on our new Term Loan A-1, described below, $50 million on Term Loan B-1, additional net repayments of $15 million on our revolving line of credit, as well as additional required payments under other debt arrangements. Additionally, we recognized financing cash outflows of $30 million in deferred financing costs related to the Amendments to the Senior Secured Credit Agreement and $23 million in cap premium fees for our 2023 forward interest cap agreements. Significant sources of cash during the period included the refinancing of the Term Loan A and revolving line of credit with a secured Term Loan A-1 facility in the aggregate principal amount of $1,250 million.
By comparison, the same period in 2022 included a net draw of $275 million on our prior revolving line of credit, net debt payments which consisted of regularly scheduled mandatory principal payments under our senior secured credit facilities totaling approximately $66 million on our prior Term Loan A and $21 million on Term Loan B-1, as well as additional required payments under other debt arrangements. In addition, during the nine months ended September 30, 2022 we used cash to repurchase 8,094,661 shares of our common stock.
Dialysis center footprint
The table below shows the footprint of our dialysis operations by number of dialysis centers owned or operated:

	U.S.				International
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Number of centers operated at beginning of period	2,703	2,810	2,724	2,815	353	349	350	339
Acquired centers	—	5	—	5	2	3	4	8
Developed centers	5	6	18	33	3	1	8	3
Net change in non-owned managed or administered centers(1)	1	(1)	3	(1)	1	2	1	5
Sold and closed centers(2)	—	(9)	(3)	(16)	—	(2)	(2)	(2)
Closed centers(3)	(15)	(35)	(48)	(60)	—	(1)	(2)	(1)
Number of centers operated at end of period	2,694	2,776	2,694	2,776	359	352	359	352

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
Available liquidity
As of September 30, 2023, we had an undrawn revolving line of credit under our senior secured credit facilities of $1.5 billion. Credit available under this new revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of September 30, 2023. We separately had approximately $151 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
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

	Three months ended September 30, 2023
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$509	$11	$(2)	$19	$28	$(41)	$496
Center closure charges	24						24
Severance and other costs	4					—	5
Adjusted operating income (loss)	$537	$11	$(2)	$19	$28	$(41)	$525
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended June 30, 2023
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$461	$(39)	$(2)	$20	$(22)	$(34)	$405
Center closure charges	21						21
Severance and other costs	5	—			—	—	5
Adjusted operating income (loss)	$487	$(40)	$(2)	$20	$(22)	$(33)	$432
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Nine months ended September 30, 2023
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$1,331	$(66)	$(7)	$54	$(18)	$(100)	$1,213
Center closure charges	67						67
Severance and other costs	26	—			—	1	28
Adjusted operating income (loss)	$1,425	$(65)	$(7)	$54	$(18)	$(98)	$1,308
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Nine months ended September 30, 2022
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$1,231	$(90)	$(8)	$41	$(57)	$(91)	$1,083
Center closure charges	50						50
Adjusted operating income (loss)	$1,281	$(90)	$(8)	$41	$(57)	$(91)	$1,133
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended		Nine months ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
	(dollars in millions)		(dollars in millions)
Income before income taxes	$378	$295	$888	$819
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(63)	(68)	(186)	(163)
Income before income taxes attributable to DaVita Inc.	$315	$227	$702	$655
Income tax expense	$69	$49	$162	$164
Less: Income tax attributable to noncontrolling interests	—	—	(1)	(1)
Income tax expense attributable to DaVita Inc.	$69	$48	$161	$163
Effective income tax rate on income attributable to DaVita Inc.	21.8%	21.3%	22.9%	24.9%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Nine months ended
	September 30, 2023	September 30, 2022
	(dollars in millions)
Net cash provided by operating activities	$1,574	$1,221
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Distributions to noncontrolling interests	(203)	(189)
Contributions from noncontrolling interests	12	11
Expenditures for routine maintenance and information technology	(287)	(284)
Expenditures for development and relocations	(122)	(125)
Proceeds from sale of self-developed properties	5	107
Free cash flow	$979	$742
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
For information on the maturities and other terms of our long-term debt, see Note 7 to the condensed consolidated financial statements.
As of September 30, 2023, we have outstanding letters of credit in the aggregate amount of approximately $151 million under a bilateral secured letter of credit facility separate from our senior secured credit facilities.
As of September 30, 2023, we have outstanding purchase agreements with various suppliers to purchase set amounts of dialysis equipment, parts, pharmaceuticals and supplies. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier, as described further in Note 17 to the Company's consolidated financial statements included in the 2022 10-K.
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
The tables below provide information about our financial instruments that are sensitive to changes in interest rates as of September 30, 2023. For further information on the components of the Company's long-term debt and their interest rates, see Note 7 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q at Part I Item 1.

	Expected maturity date								Average interest rate	Fair value(1)
	2023	2024	2025	2026	2027	2028	Thereafter	Total
	(dollars in millions)
Long-term debt:
Fixed rate	$4	$30	$34	$44	$31	$29	$4,391	$4,563	4.42%	$3,465
Variable rate	$26	$80	$96	$2,617	$82	$986	$1	$3,888	4.73%	$3,833

(1)Represents the fair value of the Company’s long-term debt excluding financing leases. See Note 7 to the condensed consolidated financial statements for further details.
During and as of the end of the second quarter, the Company transitioned the variable rate base on its senior secured credit facilities and related hedging interest rate caps from LIBOR to SOFR. This transition involved a SOFR-to-LIBOR rate mismatch between this debt and the 2019 interest rate caps for a portion of the second quarter, but the Company’s interest rate hedges remained highly effective throughout the transition and thereafter.
The scheduled principal payments for all debt that bears a variable rate by its terms, including all of Term Loan B-1 and Term Loan A-1, have been included on the variable rate line of the schedule of expected maturities above. Additionally, the principal amounts of Term Loan B-1 and Term Loan A-1 have been included in the calculation of the average variable interest rate presented.
However, principal amounts of $2,611 million for Term Loan B-1 and $889 million of Term Loan A-1 (the capped debt) are subject to SOFR caps of 2.00% through June 30, 2024. As of September 30, 2023, applicable SOFR rates were above this 2.00%, making the interest rates on this capped debt “economically fixed", unless or until applicable SOFR rates were to fall back below 2.00% during the remaining term of the caps.
As a result, as of September 30, 2023, total fixed and economically fixed debt was $8,064 million, with an average interest rate of 4.30%, while total variable rate debt not subject to caps was $388 million with an average rate of 10.30%.

See Note 7 for further details on the Company’s interest rate cap agreements.

	Notional amount	Contract maturity date								Fair value
		2023	2024	2025	2026	2027	2028	Thereafter	Receive variable
	(dollars in millions)
2019 cap agreements	$3,500	$—	$3,500	$—	$—	$—	$—	$—	SOFR above 2.00%(1)	$90.0
2023 cap agreements	$200	$—	$100	$100	$—	$—	$—	$—	SOFR above 3.75%	$2.2
2023 cap agreements	$1,000	$—	$250	$750	$—	$—	$—	$—	SOFR above 4.00%(2)	$12.4
2023 cap agreements	$1,000	$—	$250	$750	$—	$—	$—	$—	SOFR above 4.75%(3)	$9.1
2023 cap agreements	$800	$—	$400	$400	$—	$—	$—	$—	SOFR above 3.75%	$8.8

(1)As defined in the ISDA IBOR Fallbacks Protocol, LIBOR contracts that qualify as derivative instruments transitioned to a SOFR rate plus credit spread adjustment upon LIBOR cessation on June 30, 2023.
(2)Effective January 1, 2025, the maximum rate of 4.00% decreases to 3.75% for these interest rate caps.
(3)Effective January 1, 2025, the maximum rate of 4.75% decreases to 4.00% for these interest rate caps.
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
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements as of September 30, 2023. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as required by the Exchange Act as of such date for our Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The Company did not repurchase any shares from January 1, 2023 through September 30, 2023.
As of November 7, 2023, we had approximately $1.596 billion available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit
Number

31.1	Certification of the Chief Executive Officer, dated November 7, 2023, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 7, 2023, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 7, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 7, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Chief Accounting Officer*
Date: November 7, 2023

*	Mr. Berry has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.