Form 10-Q
period 2024-03-31
DAVITA INC.
filed 2024-05-02
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 26, 2024, the number of shares of the registrant’s common stock outstanding was approximately 87.7 million shares.

DAVITA INC.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended March 31,	Three months ended March 31,
	2024	2023
Dialysis patient service revenues	$2,941,532	$2,760,034
Other revenues	129,023	112,665
Total revenues	3,070,555	2,872,699
Operating expenses:
Patient care costs	2,078,976	2,058,189
General and administrative	362,480	331,614
Depreciation and amortization	187,083	178,071
Equity investment income, net	(6,682)	(6,820)
Gain on changes in ownership interest	(35,147)	—
Total operating expenses	2,586,710	2,561,054
Operating income	483,845	311,645
Debt expense	(99,418)	(100,774)
Other (loss) income, net	(12,641)	3,752
Income before income taxes	371,786	214,623
Income tax expense	65,806	43,955
Net income	305,980	170,668
Less: Net income attributable to noncontrolling interests	(66,331)	(55,121)
Net income attributable to DaVita Inc.	$239,649	$115,547

Earnings per share attributable to DaVita Inc.:
Basic net income	$2.73	$1.28
Diluted net income	$2.65	$1.25

Weighted average shares for earnings per share:
Basic shares	87,775	90,497
Diluted shares	90,547	92,483
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2024	2023
Net income	$305,980	$170,668
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on interest rate cap agreements:
Unrealized gains (losses)	13,317	(3,539)
Reclassifications of net realized gains into net income	(21,628)	(15,742)
Unrealized (losses) gains on foreign currency translation:	(39,720)	33,561
Other comprehensive (loss) income	(48,031)	14,280
Total comprehensive income	257,949	184,948
Less: Comprehensive income attributable to noncontrolling interests	(66,331)	(55,121)
Comprehensive income attributable to DaVita Inc.	$191,618	$129,827
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$345,131	$380,063
Restricted cash and equivalents	85,650	84,571
Short-term investments	10,611	11,610
Accounts receivable	2,594,675	1,986,856
Inventories	145,808	143,105
Other receivables	396,399	422,669
Prepaid and other current assets	105,479	102,645
Income tax receivable	—	6,387
Total current assets	3,683,753	3,137,906
Property and equipment, net of accumulated depreciation of $5,921,761 and $5,759,514, respectively	3,026,170	3,073,533
Operating lease right-of-use assets	2,487,158	2,501,364
Intangible assets, net of accumulated amortization of $37,053 and $38,445, respectively	201,433	203,224
Equity method and other investments	492,541	545,848
Long-term investments	47,729	47,890
Other long-term assets	262,449	271,253
Goodwill	7,229,702	7,112,560
	$17,430,935	$16,893,578
LIABILITIES AND EQUITY
Accounts payable	$489,883	$514,533
Other liabilities	859,604	828,878
Accrued compensation and benefits	622,127	752,598
Current portion of operating lease liabilities	401,371	394,399
Current portion of long-term debt	127,616	123,299
Income tax payable	82,500	28,507
Total current liabilities	2,583,101	2,642,214
Long-term operating lease liabilities	2,311,902	2,330,389
Long-term debt	9,000,594	8,268,334
Other long-term liabilities	179,806	183,074
Deferred income taxes	719,545	726,217
Total liabilities	14,794,948	14,150,228
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,503,474	1,499,288
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 89,822 and 87,703 shares issued and outstanding at March 31, 2024, respectively, and 88,824 shares issued and outstanding at December 31, 2023)	90	89
Additional paid-in capital	428,202	509,804
Retained earnings	837,937	598,288
Treasury stock (2,119 and zero shares, respectively)	(240,117)	—
Accumulated other comprehensive loss	(100,115)	(52,084)
Total DaVita Inc. shareholders' equity	925,997	1,056,097
Noncontrolling interests not subject to put provisions	206,516	187,965
Total equity	1,132,513	1,244,062
	$17,430,935	$16,893,578
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$305,980	$170,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,083	178,071
Stock-based compensation expense	24,542	25,373
Deferred income taxes	(3,318)	(3,621)
Equity investment loss, net	18,531	3,044
Gain on changes in ownership interest	(35,147)	—
Other non-cash charges, net	7,639	5,864
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(561,281)	81,850
Inventories	1,929	2,758
Other current assets	(13,044)	66,595
Other long-term assets	1,922	(615)
Accounts payable	(14,162)	(20,535)
Accrued compensation and benefits	(135,041)	(74,144)
Other current liabilities	27,237	(6,486)
Income taxes	60,557	39,251
Other long-term liabilities	(8,263)	(5,516)
Net cash (used in) provided by operating activities	(134,836)	462,557
Cash flows from investing activities:
Additions of property and equipment	(121,015)	(147,705)
Acquisitions	(105,163)	—
Proceeds from asset and business sales	7,040	13,474
Purchase of debt investments held-to-maturity	(309)	(25,000)
Purchase of other debt and equity investments	(2,975)	(4,643)
Proceeds from debt investments held-to-maturity	300	50,258
Proceeds from sale of other debt and equity investments	4,547	3,856
Purchase of equity method investments	(460)	(7,904)
Distributions from equity method investments	2,829	1,120
Net cash used in investing activities	(215,206)	(116,544)
Cash flows from financing activities:
Borrowings	1,290,255	611,829
Payments on long-term debt	(554,544)	(880,552)
Deferred and debt related financing costs	(99)	(7)
Purchase of treasury stock	(250,961)	—
Distributions to noncontrolling interests	(77,348)	(54,837)
Net payments related to stock purchases and awards	(86,488)	(7,902)
Contributions from noncontrolling interests	3,725	4,725
Proceeds from sales of additional noncontrolling interests	—	50,832
Purchases of noncontrolling interests	(5,221)	—
Net cash provided by (used in) financing activities	319,319	(275,912)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,130)	2,307
Net (decrease) increase in cash, cash equivalents and restricted cash	(33,853)	72,408
Cash, cash equivalents and restricted cash at beginning of the year	464,634	338,989
Cash, cash equivalents and restricted cash at end of the period	$430,781	$411,397
    See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended March 31, 2024
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2023	$1,499,288	88,824	$89	$509,804	$598,288	—	$—	$(52,084)	$1,056,097	$187,965
Comprehensive income:
Net income	44,191				239,649				239,649	22,140
Other comprehensive loss								(48,031)	(48,031)
Stock award plan		998	1	(90,632)					(90,631)
Stock-settled stock-based compensation expense				23,049					23,049
Changes in noncontrolling interest from:
Distributions	(52,928)									(24,420)
Contributions	3,127									598
Partial purchases	(1,227)			(2,996)					(2,996)	20,233
Fair value remeasurements	11,023			(11,023)					(11,023)
Purchase of treasury stock						(2,119)	(240,117)		(240,117)
Balance at March 31, 2024	$1,503,474	89,822	$90	$428,202	$837,937	(2,119)	$(240,117)	$(100,115)	$925,997	$206,516

	Three months ended March 31, 2023
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2022	$1,348,908	90,411	$90	$606,935	$174,487	—	$—	$(69,186)	$712,326	$163,566
Comprehensive income:
Net income	36,692				115,547				115,547	18,429
Other comprehensive income								14,280	14,280
Stock award plan		239	1	(9,523)					(9,522)
Stock-settled stock-based compensation expense				24,847					24,847
Changes in noncontrolling interest from:
Distributions	(35,550)									(19,287)
Contributions	3,748									977
Acquisitions and divestitures				13,023					13,023	30,718
Fair value remeasurements	45,031			(45,031)					(45,031)
Balance at March 31, 2023	$1,398,829	90,650	$91	$590,251	$290,034	—	$—	$(54,906)	$825,470	$194,403
See notes to condensed consolidated financial statements.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

Unless otherwise indicated in this Quarterly Report on Form 10-Q, "the Company", "we", "us", "our" and similar terms refer to DaVita Inc. and its consolidated subsidiaries.
1.     Condensed consolidated interim financial statements
The unaudited condensed consolidated interim financial statements included in this report are prepared by the Company. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies and noncontrolling interests subject to put provisions. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, certain fair value estimates, accounting for income taxes and loss contingencies. The results of operations reflected in these interim financial statements may not necessarily be indicative of annual operating results. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 10-K). Prior period classifications conform to the current period presentation. The Company has evaluated subsequent events through the date these condensed consolidated interim financial statements were issued and has included all necessary adjustments and disclosures.
2.     Revenue recognition
The following tables summarize the Company's segment revenues by primary payor source:

	Three months ended March 31, 2024			Three months ended March 31, 2023
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,531,497	$	$1,531,497	$1,482,767	$	$1,482,767
Medicaid and Managed Medicaid	210,123		210,123	205,776		205,776
Other government	82,587	145,785	228,372	82,044	121,585	203,629
Commercial	925,831	70,172	996,003	835,393	54,516	889,909
Other revenues:
Medicare and Medicare Advantage		103,110	103,110		93,238	93,238
Medicaid and Managed Medicaid		395	395		570	570
Commercial		6,940	6,940		1,206	1,206
Other(1)	6,122	15,203	21,325	6,180	12,839	19,019
Eliminations of intersegment revenues	(24,463)	(2,747)	(27,210)	(22,047)	(1,368)	(23,415)
Total	$2,731,697	$338,858	$3,070,555	$2,590,113	$282,586	$2,872,699

(1)    Consists primarily of management service fees in the Company's U.S. dialysis business and research fees, management fees, and other non-patient service revenues in the Other - ancillary services businesses.
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
Other revenues. Other revenues consist of revenues earned by the Company's non-dialysis ancillary services as well as fees for management and administrative services to outpatient dialysis businesses that the Company does not consolidate. Other

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

revenues are estimated and recognized in the period the performance obligation is met, subject to applicable measurement constraints. The Company's integrated kidney care (IKC) revenues include revenues earned under risk-based arrangements, including value-based care (VBC) arrangements. Under its VBC arrangements, the Company assumes full or shared financial risk for the total medical cost of care for patients below or above a benchmark. The benchmarks against which the Company incurs profit or loss on these contracts are typically based on the underlying premiums paid to the insuring entity (the Company's counterparty), with adjustments where applicable, or on trended or adjusted medical cost targets.
For its IKC business, the Company recognized revenues for performance obligations satisfied in previous years of $19,450 and $12,821 during the three months ended March 31, 2024 and 2023, respectively. The delay in recognition of these amounts resulted predominantly from measurement limitations and recognition constraints on our VBC contracts with health plans, many of which are complex and relatively new arrangements. The Company's revenue recognition for its government Comprehensive Kidney Care Contracting (CKCC) program also remains constrained for plan year 2023.
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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended March 31,
	2024	2023
Net income attributable to DaVita Inc.	$239,649	$115,547
Weighted average shares outstanding:
Basic shares	87,775	90,497
Assumed incremental from stock plans	2,772	1,986
Diluted shares	90,547	92,483
Basic net income per share attributable to DaVita Inc.	$2.73	$1.28
Diluted net income per share attributable to DaVita Inc.	$2.65	$1.25

Anti-dilutive stock-settled awards excluded from calculation(1)	391	1,295

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
(unaudited)
(dollars and shares in thousands, except per share data)

4.     Short-term and long-term investments
The Company’s short-term and long-term investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	March 31, 2024			December 31, 2023
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$22,014	$—	$22,014	$22,109	$—	$22,109
Investments in mutual funds and common stocks	—	36,326	36,326	—	37,391	37,391
	$22,014	$36,326	$58,340	$22,109	$37,391	$59,500
Short-term investments	$7,011	$3,600	$10,611	$7,110	$4,500	$11,610
Long-term investments	15,003	32,726	47,729	14,999	32,891	47,890
	$22,014	$36,326	$58,340	$22,109	$37,391	$59,500
Debt securities. The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. The Company's long-term debt investments are bank time deposits with contractual maturities longer than one year. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximated their fair values at March 31, 2024 and December 31, 2023.
Equity securities. Substantially all of the Company's short-term and long-term equity investments are held within a trust to fund existing obligations associated with the Company’s non-qualified deferred compensation plans.
5.     Goodwill
Changes in the carrying value of goodwill by reportable segment were as follows:

	U.S. dialysis	Other — Ancillary services	Consolidated
Balance at December 31, 2022	$6,416,825	$659,785	$7,076,610
Acquisitions	—	25,723	25,723
Impairment charges	—	(26,083)	(26,083)
Foreign currency and other adjustments	—	36,310	36,310
Balance at December 31, 2023	$6,416,825	$695,735	$7,112,560
Acquisitions	102,082	35,208	137,290
Divestitures	(1,687)	—	(1,687)
Foreign currency and other adjustments	—	(18,461)	(18,461)
Balance at March 31, 2024	$6,517,220	$712,482	$7,229,702

Balance at March 31, 2024:
Goodwill	$6,517,220	$858,977	$7,376,197
Accumulated impairment charges	—	(146,495)	(146,495)
	$6,517,220	$712,482	$7,229,702
The Company did not recognize any goodwill impairment charges during the three months ended March 31, 2024 or the three months ended March 31, 2023. None of the Company's various reporting units were considered at risk of significant goodwill impairment as of March 31, 2024.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

6.    Equity method and other investments
The Company maintains equity method and other minor investments in the private securities of certain other healthcare and healthcare-related businesses as follows:

	March 31, 2024	December 31, 2023
Mozarc Medical Holdings LLC	$303,243	$324,711
APAC joint venture	68,165	98,865
Other equity method partnerships	105,678	107,282
Adjusted cost method and other investments	15,455	14,990
	$492,541	$545,848
During the three months ended March 31, 2024 and 2023 the Company recognized equity investment income of $6,682 and $6,820, respectively, from its equity method investments in nonconsolidated dialysis partnerships. The Company also recognized equity investment losses from other equity method investments of $(19,029) and $(2,478) in other (loss) income, net during the three months ended March 31, 2024 and 2023, respectively.
See Note 8 to the Company's consolidated financial statements included in the 2023 10-K for further description of the Company's equity method investments.
7.     Long-term debt
Long-term debt comprised the following:

				As of March 31, 2024
	March 31, 2024	December 31, 2023	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A-1	$1,226,563	$1,234,375	(2)	SOFR+CSA+1.75%(3)	$1,214,297
Term Loan B-1	2,596,928	2,603,786	8/12/2026	SOFR+CSA+1.75%(3)	$2,596,928
Revolving line of credit	765,000	—	(2)	SOFR+CSA+1.75%(3)	$765,000
Senior Notes:
4.625% Senior Notes	2,750,000	2,750,000	6/1/2030	4.625%	$2,464,688
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,256,250
Acquisition obligations and other notes payable(4)	94,758	102,328	2024-2036	6.65%	$94,758
Financing lease obligations(5)	246,227	255,491	2024-2038	4.59%
Total debt principal outstanding	9,179,476	8,445,980
Discount, premium and deferred financing costs(6)	(51,266)	(54,347)
	9,128,210	8,391,633
Less current portion	(127,616)	(123,299)
	$9,000,594	$8,268,334

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
(2)Outstanding Term Loan A-1 and the Revolving line of credit balances are due on April 28, 2028, unless any of Term Loan B-1 remains outstanding 91 days prior to the Term Loan B-1 maturity date, in which case the outstanding Term Loan A-1 and the Revolving line of credit balances become due at that 91 day date (May 13, 2026).
(3)The Company's senior secured credit facilities bear interest at Term SOFR, plus a CSA and an interest rate margin, as detailed in the table above. The Term Loan A-1 and revolving line of credit bear a CSA of 0.10%. As of March 31, 2024, the CSA for all tranches outstanding on the Company's Term Loan B-1 was 0.11%.
(4)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and variable interest rate components in effect as of March 31, 2024.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

(5)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.
(6)As of March 31, 2024, the carrying amount of the Company's senior secured credit facilities has been reduced by a discount of $2,251 and deferred financing costs of $30,358, and the carrying amount of the Company's senior notes has been reduced by deferred financing costs of $30,313 and increased by a debt premium of $11,656. As of December 31, 2023, the carrying amount of the Company's senior secured credit facilities was reduced by a discount of $2,487 and deferred financing costs of $32,498, and the carrying amount of the Company's senior notes was reduced by deferred financing costs of $31,491 and increased by a debt premium of $12,129.
During the first three months of 2024, the Company made regularly scheduled principal payments under its senior secured credit facilities totaling $7,812 on Term Loan A-1 and $6,858 on Term Loan B-1.
As of March 31, 2024, the Company's 2019 interest rate cap agreements described below have the economic effect of capping the Company's maximum exposure to SOFR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-1 and a portion of Term Loan A-1. The remaining $323,491 outstanding principal balance of Term Loan A-1 and $765,000 balance outstanding on the revolving line of credit are subject to SOFR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.
The following table summarizes the Company’s interest rate cap agreements outstanding as of March 31, 2024:

Year cap agreements executed	Notional amount	SOFR maximum rate	Approximate effective date	Notional reduction or contractual maturity date At December 31 unless noted
				2024(1)	2025	2026
2019	$3,500,000	2.00%	6/30/2020	$3,500,000
2023	$1,000,000	3.75%	6/30/2024	$500,000	$500,000
2023	$1,000,000	4.00%(2)	6/30/2024	$250,000	$750,000
2023	$1,000,000	4.75%(3)	6/30/2024	$250,000	$750,000
2023	$500,000	5.00%(4)	6/30/2024			$500,000
2023	$250,000	4.50%	12/31/2024		$250,000
2023	$750,000	4.00%	12/31/2024		$250,000	$500,000

(1)The Company's 2019 cap agreements mature on June 30, 2024.
(2)Effective January 1, 2025, the maximum rate of 4.00% decreases to 3.75% for these interest rate caps.
(3)Effective January 1, 2025, the maximum rate of 4.75% decreases to 4.00% for these interest rate caps.
(4)Effective January 1, 2025, the maximum rate of 5.00% decreases to 4.50% for these interest rate caps.
The fair value of the Company's interest rate cap agreements, which are classified in other long-term assets on its consolidated balance sheet, was $67,356 and $79,805 as of March 31, 2024 and December 31, 2023, respectively.
See Note 10 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense (offset) related to the Company’s interest rate cap agreements for the three months ended March 31, 2024 and 2023.
As a result of the variable rate cap from the Company's 2019 interest rate cap agreements, the Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the first quarter of 2024 was 4.88%, based on the current margins in effect for its senior secured credit facilities as of March 31, 2024, as detailed in the table above.
The Company’s weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, for the three months ended March 31, 2024 was 4.51% and as of March 31, 2024 was 4.69%.
As of March 31, 2024, the Company’s interest rates were fixed and economically fixed on approximately 50% and 88% of its total debt, respectively.
As of March 31, 2024, the Company had $735,000 available and $765,000 drawn on its $1,500,000 revolving line of credit under its senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

any letters of credit outstanding under the facility, of which there were none as of March 31, 2024. The Company also had letters of credit of approximately $154,373 outstanding under a separate bilateral secured letter of credit facility as of March 31, 2024.
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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations (which frequently arise from qui tam suits) and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of March 31, 2024 and December 31, 2023, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Certain Governmental Inquiries and Related Proceedings
2017 U.S. Attorney Colorado Investigation: In November 2017, the U.S. Attorney’s Office, District of Colorado informed the Company of an investigation it was conducting into possible federal healthcare offenses involving DaVita Kidney Care, as well as several of the Company’s wholly-owned subsidiaries. In addition to DaVita Kidney Care, the matter currently includes an investigation into DaVita Rx, DaVita Laboratory Services, Inc. (DaVita Labs), and RMS Lifeline Inc. (Lifeline). In each of August 2018, May 2019, and July 2021, the Company received a Civil Investigative Demand (CID) pursuant to the FCA from the U.S. Attorney's Office relating to this investigation. In May 2020, the Company sold its interest in Lifeline, but the Company retained certain liabilities of the Lifeline business, including those related to this investigation. The Company is engaged in discussions with the U.S. Attorney's Office and the Civil Division of the United States Department of Justice to resolve this matter. The Company can make no assurance as to the final outcome. The Company has reserved $40,000 for this matter, which includes any potential payment of attorneys' fees.
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
2024 Federal Trade Commission Investigation: In April 2024, the Company received from the Federal Trade Commission (FTC) two CIDs in connection with an industry investigation under Section 5 of the Federal Trade Commission Act regarding the acquisition of Medical Director services and provision of dialysis services. The CIDs cover the period from January 1, 2016 to the present and generally seek information relating to restrictive covenants, such as non-competes, with physicians. The Company is cooperating with the government in this investigation.
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
* * *
Other Commitments
The Company also has certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated dialysis businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $8,423.
9.    Shareholders' equity
Stock-based compensation
During the three months ended March 31, 2024, the Company granted 696 stock-settled restricted and performance stock units with an aggregate grant-date fair value of $96,222 and a weighted average expected life of approximately 3.4 years.
As of March 31, 2024, the Company had $189,601 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.5 years.
Share repurchases
The following table summarizes the Company's common stock repurchases during the three months ended March 31, 2024:

	Three months ended March 31, 2024
	Shares repurchased	Amount paid(1)	Average price paid per share(2)
Open market repurchases:	2,119	$240,117	$112.76

(1)Includes commissions and the 1% excise tax imposed on certain stock repurchases made after December 31, 2022 by the Inflation Reduction Act of 2022. The excise tax is recorded as part of the cost basis of treasury stock repurchased and, as such, is included in stockholders’ equity.
(2)Excludes commissions and the excise tax described above.
The Company did not repurchase any shares during the three months ended March 31, 2023. Furthermore, the Company did not repurchase any shares subsequent to March 31, 2024 through May 2, 2024.
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
As of May 2, 2024, the Company has a total of $1,072,904, excluding excise taxes, available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations, including under the terms of its senior secured credit facilities.
10.     Accumulated other comprehensive loss

	Three months ended March 31, 2024			Three months ended March 31, 2023
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$27,853	$(79,937)	$(52,084)	$98,685	$(167,871)	$(69,186)
Unrealized gains (losses)	17,745	(39,720)	(21,975)	(4,716)	33,561	28,845
Related income tax	(4,428)	—	(4,428)	1,177	—	1,177
	13,317	(39,720)	(26,403)	(3,539)	33,561	30,022
Reclassification into net income	(28,818)	—	(28,818)	(20,975)	—	(20,975)
Related income tax	7,190	—	7,190	5,233	—	5,233
	(21,628)	—	(21,628)	(15,742)	—	(15,742)
Ending balance	$19,542	$(119,657)	$(100,115)	$79,404	$(134,310)	$(54,906)
The interest rate cap agreement net realized gains reclassified into net income are recorded as debt expense in the corresponding consolidated statements of income. See Note 7 for further details.
11.     Acquisitions and divestitures
During three months ended March 31, 2024 the Company acquired dialysis businesses, as follows:

Three months ended March 31, 2024
Cash paid, net of cash acquired	$105,163
Liabilities assumed	$357
Fair value of previously held equity method investments	$67,526

Number of dialysis centers acquired — U.S.	9
Number of dialysis centers acquired — International	67
In these transactions, the Company acquired a controlling interest in a previously nonconsolidated U.S. dialysis partnership for which it recognized a non-cash gain of $35,147 on our prior investment upon consolidation. The Company estimated the fair value of its previously held equity interests using appraisals developed with independent third party valuation firms.
The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
The initial purchase price allocations for these acquisitions have been recorded at estimated fair values based on information that was available to management and will be finalized when certain information arranged to be obtained is received. In particular, certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of intangibles, contingent earn-outs, leases, and certain other working capital items relating to these acquisitions are pending final quantification.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of noncontrolling interests assumed in these transactions:

Three months ended March 31, 2024
Current assets	$33,732
Property and equipment	32,274
Right-of-use lease assets and other long-term assets	29,703
Indefinite-lived licenses	3,329
Goodwill	137,290
Liabilities assumed	(43,024)
Noncontrolling interests assumed	(20,258)
$173,046
The amount of goodwill related to these acquisitions recognized or adjusted during the three months ended March 31, 2024 that is deductible for tax purposes was $59,521.
12.    Variable interest entities (VIEs)
At March 31, 2024, these condensed consolidated financial statements include total assets of VIEs of $293,733 and total liabilities and noncontrolling interests of VIEs to third parties of $139,024. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 22 to the Company's consolidated financial statements included in the 2023 10-K.
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
The following table summarizes the Company’s assets, liabilities and temporary equities measured at fair value on a recurring basis as of March 31, 2024:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$36,326	$36,326
Interest rate cap agreements	$67,356		$67,356
Liabilities
Contingent earn-out obligations for acquisitions	$20,951			$20,951
Temporary equity
Noncontrolling interests subject to put provisions	$1,503,474			$1,503,474
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
As of March 31, 2024, the Company had contingent earn-out obligations associated with business acquisitions that could result in the Company paying the former owners a total of up to approximately $63,862 if certain performance targets or quality margins are met over the next one year to four years. The estimated fair value measurements of these contingent earn-out obligations are primarily based on unobservable inputs, including key financial metrics such as projected earnings before interest, taxes, depreciation, and amortization (EBITDA), revenue and other key performance indicators. The estimated fair values of these contingent earn-out obligations are remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company's credit risk adjusted rate that is used to discount obligations to present value.
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of March 31, 2024, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $195,000. See Notes 16 and 23 to the Company's consolidated financial statements included in the 2023 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations. For a reconciliation of changes in noncontrolling interests subject to put provisions during the three months ended March 31, 2024, see the consolidated statement of equity.
The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon quoted bid and ask prices for these instruments, typically a level 2 input. See Note 7 for further discussion of the Company's debt.
The book value of the Company's contingent consideration payable to Medtronic, Inc. for its interest in Mozarc Medical Holdings LLC approximates its estimated fair value, which is based on level 3 inputs.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at March 31, 2024 at their approximate fair values due to the short-term nature of their settlements.
14.    Segment reporting
The Company’s operating divisions are composed of its U.S. dialysis and related lab services business (its U.S. dialysis business), its U.S. integrated kidney care business, its U.S. other ancillary services and its international operations (collectively, its ancillary services), as well as its corporate administrative support.
The Company’s separate operating segments include its U.S. dialysis and related lab services business, its U.S. integrated kidney care business, its U.S. other ancillary services, its operations in each foreign sovereign jurisdiction, and its equity method investment in the Asia Pacific joint venture (APAC JV). The U.S. dialysis and related lab services business qualifies as a separately reportable segment, and all other operating segments have been combined and disclosed in the other segments category. See Note 24 to the Company's consolidated financial statements included in the 2023 10-K for further description of how the Company determines and measures results for its operating segments.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended March 31,
	2024	2023
Segment revenues:
U.S. dialysis
Dialysis patient service revenues:
External sources	$2,725,575	$2,583,933
Intersegment revenues	24,463	22,047
U.S. dialysis patient service revenues	2,750,038	2,605,980
Other revenues:
External sources	6,122	6,180
Intersegment revenues	—	—
Total U.S. dialysis revenues	2,756,160	2,612,160
Other—Ancillary services
Dialysis patient service revenues	215,957	176,101
Other external sources	122,901	106,485
Intersegment revenues	2,747	1,368
Total ancillary services revenues	341,605	283,954
Total net segment revenues	3,097,765	2,896,114
Elimination of intersegment revenues	(27,210)	(23,415)
Consolidated revenues	$3,070,555	$2,872,699
Segment operating margin (loss):
U.S. dialysis	$525,737	$361,098
Other—Ancillary services	(11,502)	(24,865)
Total segment operating margin	514,235	336,233
Reconciliation of segment operating income to consolidated income before income taxes:
Corporate administrative support	(30,390)	(24,588)
Consolidated operating income	483,845	311,645
Debt expense	(99,418)	(100,774)
Other (loss) income, net	(12,641)	3,752
Consolidated income before income taxes	$371,786	$214,623
Depreciation and amortization expense by reportable segment was as follows:

	Three months ended March 31,
	2024	2023
U.S. dialysis	$172,852	$166,961
Other—Ancillary services	14,231	11,110
	$187,083	$178,071

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Expenditures for property and equipment by reportable segment were as follows:

	Three months ended March 31,
	2024	2023
U.S. dialysis	$104,953	$130,966
Other—Ancillary services	16,062	16,739
	$121,015	$147,705

15.    New accounting standards
New standards not yet adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance also requires disclosure of the chief operating decision maker's (CODM) position for each segment and detail of how the CODM uses financial reporting to assess their segment’s performance. ASU 2023-07 is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has completed its initial assessment of the impact of this new guidance and does not expect it to have a material impact on the Company's consolidated financial statements.
In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of effective tax rates to statutory rates, as well as additional disaggregation of taxes paid in both U.S. and foreign jurisdictions. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently assessing the effect this guidance may have on its consolidated financial statements.
16.    Subsequent Events
Change Healthcare Funding Agreement
On February 21, 2024, we received notice from Change Healthcare (CHC), a subsidiary of UnitedHealth Group (United) of a cybersecurity breach affecting some of CHC's information technology systems. At the time, CHC acted as an intermediary for processing the vast majority of our payment claims for domestic commercial and government payors. In response to the cybersecurity breach, both the Company and CHC severed those business service connections between our systems and CHC’s. As a result of the outage, the Company was unable to submit payment claims through CHC's platform. The Company was able to submit Medicare claims outside of CHC's platform, but experienced a significant reduction in cash flow during this period of time due to the CHC outage. On March 1, 2024, CHC launched a temporary assistance funding program to help bridge the gap in short-term cash flow needs for providers impacted by the disruption of CHC's services. Under the program, CHC provides funding to providers for amounts that would otherwise have been received (with certain limitations), but for the disruption in processing electronic claims as a result of the outage. Amounts provided under this program are subject to repayment within 45 business days of receiving notice from CHC that claims processing and payment processing services have been restored and payments impacted during the service disruption period are being processed. Such notice has not been received as of the date of this filing. As of April 30, 2024, DaVita had received approximately $472,000 of funds related to this program, which were utilized along with cash on hand to pay off the $765,000 previously outstanding on the Company's revolving line of credit under its senior secured credit facilities.
CHC began to restore claims submission functionality on March 28, 2024 and the Company has resumed submission of most of its commercial claims through CHC's platform, although the Company continues to experience payment collection delays. As of March 31, 2024, because the outage impacted the Company's ability to submit claims, our patient accounts receivable balances and days sales outstanding (DSO) increased, which ultimately negatively impacted our cash flows for the first quarter of 2024, and resulted in an increase in outstanding borrowings under our revolving credit facility. Subsequent to March 31, 2024, accounts receivable balances and DSO have declined and are expected to continue to decline over the next few months as we continue claims submissions and cash collections.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Fourth Amendment to Credit Agreement
The Company plans to enter into a fourth amendment to its existing credit agreement which is expected to extend the maturity date for approximately $1,640,300 of our senior secured term loan B-1 facility to 2031, among other things. The transaction is expected to close in May 2024, subject to agreement on and delivery of definitive documentation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, statements about our balance sheet and liquidity, our expenses, revenues, billings and collections, patient census, availability or cost of supplies, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, the effects of the recent Change Healthcare (CHC) cybersecurity outage on us or our operations, current macroeconomic, marketplace and labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, capital allocation plans, expenses, cost saving initiatives, other strategic initiatives, use of contract labor, government and commercial payment rates, expectations related to value-based care (VBC), integrated kidney care (IKC), Medicare Advantage (MA) plan enrollment and our international operations, expectations regarding increased competition and marketplace changes, including those related to new or potential entrants in the dialysis and pre-dialysis marketplace and the potential impact of innovative technologies, drugs, or other treatments on the dialysis industry, expectations regarding the impact of our continuing cost-savings initiatives and our stock repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," "could," "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
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
•the extent to which healthcare reform, or changes in or new legislation, regulations or guidance, enforcement thereof or related litigation result in a reduction in coverage or reimbursement rates for our services, a reduction in the number of patients enrolled in or that select higher-paying commercial plans, including for example MA plans or other material impacts to our business or operations; or our making incorrect assumptions about how our patients will respond to any such developments;

•risks arising from potential changes in laws, regulations or requirements applicable to us, such as potential and proposed federal and/or state legislation, regulation, ballot, executive action or other initiatives, including, without limitation, those related to healthcare, antitrust matters, including, among others, non-competes and other restrictive covenants, and acquisition, merger, joint venture or similar transactions and/or labor matters;
•our ability to attract, retain and motivate teammates and our ability to manage operating cost increases or productivity decreases whether due to union organizing activities, which continue to increase for us and in the dialysis industry overall, legislative or other changes, demand for labor, volatility and uncertainty in the labor market, the current challenging and highly competitive labor market conditions, or other reasons;
•our ability to respond to challenging U.S. and global economic and marketplace conditions, including, among other things, our ability to successfully identify cost savings opportunities and to invest in and implement cost savings initiatives such as ongoing initiatives that increase our use of third-party service providers to perform certain activities, initiatives that relate to clinic optimization and capacity utilization improvement, and procurement opportunities, among other things;
•our ability to successfully implement our strategies with respect to IKC and VBC initiatives and home based dialysis in the desired time frame and in a complex, dynamic and highly regulated environment, including, among other things, maintaining our existing business; meeting growth expectations; recovering our investments; entering into or renewing agreements with payors, third party vendors and others on terms that are competitive and, as appropriate, prove actuarially sound; structuring operations, agreements and arrangements to comply with evolving rules and regulations; finding, training and retaining appropriate staff; and further developing our integrated care and other capabilities to provide competitive programs at scale;
•a reduction in government payment rates under the Medicare End Stage Renal Disease program, state Medicaid or other government-based programs and the impact of the MA benchmark structure;
•noncompliance by us or our business associates with any privacy or security laws or any security breach by us or a third party, such as the recent cyber attack on CHC, including any such non-compliance or breach involving the misappropriation, loss or other unauthorized use or disclosure of confidential information;
•legal and compliance risks, such as our continued compliance with complex, and at times, evolving government regulations and requirements, and with additional laws that may apply to our operations as we expand geographically or enter into new lines of business, including through acquisitions or joint ventures;
•the impact of the political environment and related developments on the current healthcare marketplace and on our business, including with respect to the Affordable Care Act, the exchanges and many other core aspects of the current healthcare marketplace, as well as the composition of the U.S. Supreme Court, the president and congressional majority;
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
•the variability of our cash flows, including, without limitation, any extended billing or collections cycles including, without limitation, due to defects or operational issues in our billing systems or in the billing systems or services of third parties on which we rely, such as the operational issues at CHC resulting from a recent cyber attack; the risk that we may not be able to generate or access sufficient cash in the future to service our indebtedness or to fund our other liquidity needs; and the risk that we may not be able to refinance our indebtedness as it becomes due, on terms favorable to us or at all;
•factors that may impact our ability to repurchase stock under our stock repurchase program and the timing of any such stock repurchases, as well as any use by us of a considerable amount of available funds to repurchase stock;
•risks arising from the use of accounting estimates, judgments and interpretations in our financial statements;
•impairment of our goodwill, investments or other assets;

•our aspirations, goals and disclosures related to environmental, social and governance (ESG) matters, including, among other things, evolving regulatory requirements affecting ESG standards, measurements and reporting requirements; the availability of suppliers that can meet our sustainability standards; and our ability to recruit, develop and retain diverse talent in our labor markets; and
•the other risk factors, trends and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 10-K), and the risks and uncertainties discussed in any subsequent reports that we file or furnish with the Securities and Exchange Commission (SEC) from time to time.
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
Recent Developments
Change Healthcare
On February 21, 2024, we received notice from Change Healthcare (CHC), a subsidiary of UnitedHealth Group (United), of a cybersecurity breach affecting some of CHC's information technology systems. At the time, CHC acted as an intermediary for processing the vast majority of our payment claims for domestic commercial and government payors. CHC reported that it had isolated the impacted systems from other connecting systems upon detection of the cybersecurity breach, and had shut down its systems (CHC Outage). We suspended all claims processing activity with CHC promptly following receipt of notice from CHC and pending resolution of the cybersecurity breach. As a result of the CHC Outage, we were unable to submit payment claims through CHC's platform, and therefore, we experienced a significant reduction in cash flow during this period of time. As a result of the suspension of claims processing activity with CHC, we set up alternative methods to submit Medicare claims for processing and worked to establish additional alternative methods for claim processing. In addition, we worked to mitigate the impact of the outage through other means, including, for example, by securing certain interest-free funding from United and its affiliates (CHC Funding Arrangement).
Based on information provided by CHC and officials investigating the CHC Outage, we have no indication that our systems were infiltrated by the same threat actor that caused the CHC Outage. CHC began to restore claims submission functionality on March 28, 2024, and CHC subsequently presented us with security protocols that had been put in place following the cybersecurity breach. Following an evaluation of these protocols, and in reliance thereon, we resumed claims submissions and billing processes through CHC's information technology systems. As of the date of this filing, through a combination of CHC's platform and the aforementioned alternate billing processes, we are current on our primary claims submissions. However, the CHC Outage, and the resultant delay in claims submissions, led to an increase in our days sales outstanding (DSOs), adversely impacted cash flows for the first quarter of 2024, and resulted in an increase in outstanding borrowings under our revolving credit facility. While we have started to receive cash collections from the claims submitted through CHC after March 28, 2024, we continue to experience payment collection delays, and it is too early to know whether we will receive the full expected value for the claims submitted through CHC that were delayed in their original submission as a result of the outage. We expect that the DSO increase related to the CHC Outage will decline over the next few months as we continue claims submissions and cash collections in the ordinary course. As of the date of this report, we have fully paid down our revolver balance through cash on hand and the interest-free funding from United discussed above.
CHC recently reported that it identified protected health information (PHI), or personally identifiable information (PII), from users of the CHC systems that was potentially impacted by the CHC Outage. We have not been informed whether any of our data, including any PHI or PII from our patients, was potentially impacted by the CHC Outage despite several inquiries regarding the same. We understand that the CHC investigation and data forensics is still ongoing and that there is a potential that our data and PHI or PII from our patients may have been impacted by the CHC Outage.
Since receiving notice from CHC, we have been reviewing and monitoring our information technology infrastructure and network environment, including specifically for the indicators of compromise identified by CHC and its agents. While there can be no assurances, we do not believe our information technology systems have been affected based on the information available to date. We have dedicated and expect to continue to dedicate resources to help resolve the impact of this temporary outage, including, among other things, administrative processes related to collections for services rendered and resolution of disputes such as retractions from and refunds to commercial and government payors, and the CHC Outage may continue to increase the risks associated with billing and collections. While the CHC Outage has not impacted our ability to provide care to our patients in the ordinary course and we do not currently expect the outage to have a material impact on our operations, financial condition or results of operation, the ultimate impact of the CHC Outage remains subject to future developments and risks that are difficult to predict. These risks may include, among other things, a recurrence of system outages or service suspensions or the risk that our information technology systems or our proprietary information and sensitive or confidential data, including PHI or PII, may have been compromised through the CHC Outage, any of which may have a material adverse effect on our business, results of operations, financial condition, cash flows or reputation. For a further discussion of the risks associated with outages, disruptions or incidents at third parties on which we rely, see the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 10-K) under the headings, "Failing to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely..." and "Privacy and information security laws are complex…"
General Economic and Marketplace Conditions; Legal and Regulatory Developments
Developments in general economic and market conditions have directly and indirectly impacted the Company and in the future could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, share price, cash flows and/or liquidity. Many of these external factors and conditions are interrelated, including, among other things, inflation, potential interest rate volatility and other economic conditions, labor market conditions, wage pressure, the impact of COVID-19 on the mortality rates of our patients and other ESKD or CKD patients, supply chain challenges and the potential impact and application of innovative technologies, drugs or other treatments. Certain of these impacts could be further intensified by concurrent global events such as the ongoing conflicts between Russia and Ukraine and in Israel, Gaza and the surrounding areas, which have continued to drive sociopolitical and economic uncertainty across the globe.
Operational and Financial Impacts
In the first quarter of 2024, treatment per day volumes were slightly lower compared to the fourth quarter of 2023. We continue to experience a negative impact on revenue and treatment volume due to the cumulative and compounding negative impact of COVID-19 on the mortality rates of our patients and the associated adverse impact on our patient census. However, we have continued to experience improvements with respect to these negative impacts with treatment volumes remaining relatively flat year over year and new-to-dialysis admissions increasing year over year for five consecutive quarters. Despite these improvements, new-to-dialysis admission rates, treatment volumes, future revenues and non-acquired growth, among other things, could continue to be negatively impacted over time to the extent that the ESKD and CKD populations experience sustained elevated mortality levels. The magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows.
Ongoing global economic conditions and political and regulatory developments, such as general labor, supply chain and inflationary pressures have increased, and will likely continue to increase, our expenses, including, among others, staffing and labor costs. We continue to experience increased levels of compensation compared to the prior year with contract labor improvements offset by investments in our teammate compensation. We expect certain of these increased staffing and labor costs to continue, due to, among other factors, the continuation of a challenging healthcare labor market. The cumulative impact of these increased costs could be material. In addition, potential staffing shortages or other potential developments or disruptions related to our teammates, if material, could ultimately lead to the unplanned closures of certain centers or adversely impact clinical operations, or may otherwise have a material adverse impact on our ability to provide dialysis services or the cost of providing those services, among other things. Our industry has also experienced increased union organizing activities, including the filing of petitions by a union at certain of our clinics in California and at certain of our competitors' clinics, with certain of our competitors' clinics ultimately voting to unionize. We are engaging with our teammates at clinics where union petitions have been filed to respond to these petitions and future elections. Regardless of the outcome of these discussions, other teammates at other clinics may file similar petitions in the future, and these petitions, if filed, may lead to additional elections. If a significant portion of our teammates were to become unionized, we could experience, among other things, an upward trend in wages and benefits and labor and employment claims, including, without limitation, the filing of class action suits, or adverse outcomes of such claims; face work stoppages or other business disruptions; or experience negative impacts on our employee culture. In addition, we are and may continue to be subject to targeted corporate campaigns by union organizers in response to which we have been and expect to continue to be required to expend substantial resources, both time and financial. Any of these events or circumstances, including our responses to such events or circumstances, could have a material adverse effect on our employee relations, treatment growth, productivity, business, results of operations, financial condition, cash flows and reputation. For further discussion of the risks related to rising labor costs and union organizing activities, see the discussion in the risk factors in Part I, Item 1A Risk Factors of our 2023 10-K under the heading, "Our business is labor intensive..."

The impact of the pandemic on our patient population combined with the cost inflation trends described above have put pressure on our existing cost structure, and as noted above, we expect that certain of those increased costs will persist as inflationary and supply chain pressures and challenging labor market conditions continue. During the first quarter of 2024, we continued to invest in and implement cost savings initiatives designed to help mitigate these cost and volume pressures. These include identified cost savings related to the achievement of general and administrative cost efficiencies through ongoing initiatives that increase our use of third party service providers to perform certain activities. These opportunities and investments also include, among others, initiatives relating to clinic optimization, capacity utilization improvement and procurement opportunities, as well as investments in revenue cycle management. We have incurred, and expect to continue to incur, charges in connection with the continued implementation of certain of these initiatives. There can be no assurance that we will be able to successfully execute these initiatives or that they will achieve expectations or succeed in helping offset the impact of these challenging conditions.
Legal and Regulatory Developments
On April 23, 2024, the FTC published a final rule that would generally ban all non-compete clauses with employees and prohibit employers from enforcing existing non-compete clauses in contracts with workers, with limited exceptions. Specifically, employers may continue to enforce an existing non-compete with a "senior executive" as defined in the final rule as an officer with "policy-making authority" who earns total annual compensation in excess of $151,164. In addition, individuals may enter into a non-compete "pursuant to a bona fide sale of a business entity, of the person’s ownership interest in a business entity, or of all or substantially all of a business entity’s operating assets", which may apply in several circumstances for the Company. The rule is scheduled to become effective 120 days after it is published in the Federal Register. However, several parties have filed legal challenges to the rule, including challenges that seek to enjoin implementation of the rule pending a determination of its constitutional validity. We are continuing to assess the potential impact of the rule on our business, but if the final rule is implemented as currently contemplated, it would have an adverse impact on, among other things, our agreements with teammates, our arrangements with medical directors, or the terms of our existing agreements with physicians. There are also other legislative efforts, including in more than half of the states' legislatures, that seek to place restrictions on non-compete agreements between employers and workers. While few of these states passed legislation during 2023 that impacted our business, it is possible that similar legislation could be introduced in 2024. Any failure on our part to adequately adjust to this rule, any state follow-on regulations and the potential impact thereof could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
We believe that the aforementioned recent developments and general economic and marketplace conditions will continue to impact the Company in the future. Their ultimate impact depends on future developments that are highly uncertain and difficult to predict.
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the three months ended March 31, 2024 compared to the three months ended December 31, 2023, and the year-to-date periods for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Consolidated results of operations
The following tables summarize our revenues, operating income (loss) and adjusted operating income (loss) by line of business. See the discussion of our results for each line of business following the tables. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Three months ended		Q1 2024 vs. Q4 2023
	March 31, 2024	December 31, 2023	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,756	$2,809	$(53)	(1.9)%
Other — Ancillary services	342	361	(19)	(5.3)%
Elimination of intersegment revenues	(27)	(24)	(3)	(12.5)%
Total consolidated revenues	$3,071	$3,146	$(75)	(2.4)%

Operating income (loss):
U.S. dialysis	$526	$444	$82	18.5%
Other — Ancillary services	(12)	10	(22)	(220.0)%
Corporate administrative support	(30)	(63)	33	52.4%
Operating income	$484	$390	$94	24.1%

Adjusted operating income (loss)(1):
U.S. dialysis	$505	$476	$29	6.1%
Other — Ancillary services	(12)	(27)	15	55.6%
Corporate administrative support	(30)	(34)	4	11.8%
Adjusted operating income	$463	$415	$48	11.6%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

	Three months ended		YTD Q1 2024 vs. YTD Q1 2023
	March 31, 2024	March 31, 2023	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,756	$2,612	$144	5.5%
Other — Ancillary services	342	284	58	20.4%
Elimination of intersegment revenues	(27)	(23)	(4)	(17.4)%
Total consolidated revenues	$3,071	$2,873	$198	6.9%

Operating income (loss):
U.S. dialysis	$526	$361	$165	45.7%
Other — Ancillary services	(12)	(25)	13	52.0%
Corporate administrative support	(30)	(25)	(5)	(20.0)%
Operating income	$484	$312	$172	55.1%

Adjusted operating income (loss)(1):
U.S. dialysis	$505	$400	$105	26.3%
Other — Ancillary services	(12)	(24)	12	50.0%
Corporate administrative support	(30)	(24)	(6)	(25.0)%
Adjusted operating income	$463	$352	$111	31.5%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

U.S. dialysis results of operations
Treatment volume:

	Three months ended		Q1 2024 vs. Q4 2023
	March 31, 2024	December 31, 2023	Amount	Percent
Dialysis treatments	7,151,512	7,254,559	(103,047)	(1.4)%
Average treatments per day	92,159	92,533	(374)	(0.4)%
Treatment days	78	78	(1)	(1.0)%
Normalized non-acquired treatment growth(1)	0.4%	0.7%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.

	Three months ended		YTD Q1 2024 vs. YTD Q1 2023
	March 31, 2024	March 31, 2023	Amount	Percent
Dialysis treatments	7,151,512	7,117,427	34,085	0.5%
Average treatments per day	92,159	92,434	(275)	(0.3)%
Treatment days	78	77	1	0.8%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
Our U.S. dialysis treatment volume is directly correlated with our operating revenues and expenses. The decrease in our U.S. dialysis treatments for the first quarter of 2024 from the fourth quarter of 2023 was primarily driven by one fewer treatment day and decreased average treatments per day due to mix of treatment days. This decrease was partially offset by increased patient count from acquired and non-acquired treatment growth.
The increase in our U.S. dialysis treatments for the three months ended March 31, 2024 from the three months ended March 31, 2023 was primarily driven by one additional treatment day and increased patient count from non-acquired growth partially offset by decreased average treatments per day.
Revenues:

	Three months ended		Q1 2024 vs. Q4 2023
	March 31, 2024	December 31, 2023	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,756	$2,809	$(53)	(1.9)%
Average patient service revenue per treatment	$384.54	$386.31	$(1.77)	(0.5)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Three months ended		YTD Q1 2024 vs. YTD Q1 2023
	March 31, 2024	March 31, 2023	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,756	$2,612	$144	5.5%
Average patient service revenue per treatment	$384.54	$366.14	$18.40	5.0%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
U.S. dialysis average patient service revenue per treatment for the first quarter of 2024 compared to the fourth quarter of 2023 decreased driven by a seasonal decline from co-insurance and deductibles, partially offset by an increase in the Medicare base rate and other annual rate increases, favorable changes in mix and a seasonal increase in hospital inpatient dialysis treatments.

U.S. dialysis average patient service revenue per treatment for the three months ended March 31, 2024 increased compared to the three months ended March 31, 2023 primarily driven by the increase in average reimbursement rates from revenue cycle improvements and normal annual rate increases including Medicare rate increases, favorable changes in mix, and an increase in hospital inpatient dialysis rates.
Operating expenses:

	Three months ended		Q1 2024 vs. Q4 2023
	March 31, 2024	December 31, 2023	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,825	$1,909	$(84)	(4.4)%
General and administrative	275	283	(8)	(2.8)%
Depreciation and amortization	173	181	(8)	(4.4)%
Equity investment income	(6)	(8)	2	25.0%
Gain on changes in ownership interest	(35)		(35)	(100.0)%
Total operating expenses and charges	$2,230	$2,365	$(135)	(5.7)%
Patient care costs per treatment	$255.13	$263.19	$(8.06)	(3.1)%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended		YTD Q1 2024 vs. YTD Q1 2023
	March 31, 2024	March 31, 2023	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,825	$1,832	$(7)	(0.4)%
General and administrative	275	259	16	6.2%
Depreciation and amortization	173	167	6	3.6%
Equity investment income	(6)	(6)	—	—%
Gain on changes in ownership interest	(35)		(35)	(100.0)%
Total operating expenses and charges	$2,230	$2,251	$(21)	(0.9)%
Patient care costs per treatment	$255.13	$257.34	$(2.21)	(0.9)%
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
During the first quarter of 2024, we incurred charges for U.S. dialysis center closures of approximately $14.6 million, which increased our patient care costs by $3.3 million, our general and administrative expenses by $7.1 million and our depreciation and amortization expense by $4.2 million. By comparison, during the fourth quarter of 2023, U.S. dialysis center closures were approximately $31.8 million, which increased our patient care costs by $5.3 million, our general and administrative expenses by $4.6 million and our depreciation and amortization expense by $21.9 million. During the first quarter of 2023, U.S. dialysis center closures were approximately $22.2 million, which increased our patient care costs by $12.6 million, our general and administrative expenses by $4.8 million and our depreciation and amortization expense by $4.8 million. These capacity closures costs included net losses on assets retired, lease costs, asset impairments and accelerated depreciation and amortization.
We will continue to optimize our U.S. dialysis center footprint through center mergers and/or closures and expect our center closure rates to remain at elevated levels over the current fiscal year.
Severance costs. During the fourth quarter of 2022, we committed to a plan to increase efficiencies and cost savings in certain general and administrative support functions. As a result of this plan, we recognized expenses related to termination and other benefit commitments in our U.S. dialysis business. This plan included additional charges of $0.4 million and $16.9 million during the quarters ended December 31, 2023 and March 31, 2023, respectively.
Patient care costs. U.S. dialysis patient care costs per treatment for the first quarter of 2024 decreased from the fourth quarter of 2023 primarily due to decreases in health benefit expense, other direct operating expenses associated with our dialysis centers, contributions to charitable organizations and pharmaceutical unit costs. These decreases were partially offset by increased compensation expenses including increased wage rates. Additionally, our fixed other direct operating expenses negatively impacted patient care costs per treatment due to decreased treatments in the first quarter of 2024, as well as increases in travel costs and professional fees.
U.S. dialysis patient care costs per treatment for the three months ended March 31, 2024 decreased from the three months ended March 31, 2023 primarily due to decreased other direct operating expenses associated with our dialysis centers, center closure costs, as described above, contract wages, contributions to charitable organizations and pharmaceutical unit costs. In addition, our fixed other direct operating expenses favorably impacted patient care costs per treatment due to increased treatments in 2024. These decreases were partially offset by increased compensation expenses including increased wage rates, as well as increases in medical supplies expense.
General and administrative expenses. U.S. dialysis general and administrative expenses in the first quarter of 2024 decreased from the fourth quarter of 2023 primarily due to seasonal decreases in purchased services and health benefit expense, as well as decreases in contributions to our charitable foundation, professional fees and travel costs related to management meetings. These decreases were partially offset by increased compensation expenses and center closure costs, as described above.
U.S. dialysis general and administrative expenses for the three months ended March 31, 2024 increased from the three months ended March 31, 2023 due to increased advocacy costs, primarily related to a refund received in 2023 related to 2022 advocacy costs, as well as increases in compensation expenses including increased wage rates. Other drivers of this change include increased IT-related costs and professional fees. These increases were partially offset by decreased severance costs, as described above.
Depreciation and amortization. U.S. dialysis depreciation and amortization expenses for the quarter ended March 31, 2024 decreased compared to the quarter ended December 31, 2023 primarily due to decreased accelerated depreciation related to center closures, as described above, partially offset by depreciation related to corporate IT projects.
U.S. dialysis depreciation and amortization expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 increased primarily due to corporate IT projects.
Equity investment income. U.S. dialysis equity investment income remained relatively flat for the first quarter of 2024 compared to the fourth quarter of 2023 and for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Gain on changes in ownership interests. During the first quarter of 2024, we acquired a controlling interest in a previously nonconsolidated dialysis partnership for which we recognized a non-cash gain of $35.1 million on our prior investment upon consolidation.
Operating income and adjusted operating income:

	Three months ended		Q1 2024 vs. Q4 2023
	March 31, 2024	December 31, 2023	Amount	Percent
	(dollars in millions)
Operating income	$526	$444	$82	18.5%
Adjusted operating income(1)	$505	$476	$29	6.1%

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

	Three months ended		YTD Q1 2024 vs. YTD Q1 2023
	March 31, 2024	March 31, 2023	Amount	Percent
	(dollars in millions)
Operating income	$526	$361	$165	45.7%
Adjusted operating income(1)	$505	$400	$105	26.3%

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.
U.S. dialysis operating income for the first quarter of 2024 compared to the fourth quarter of 2023 and for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was impacted by center closures, severance costs, and gain on changes in ownership interest, as described above.
U.S. dialysis operating income and adjusted operating income for the first quarter of 2024 compared to the fourth quarter of 2023 were positively impacted by decreases in charitable contributions, health benefit expense, other direct operating expenses associated with our dialysis centers, seasonal decreases in purchased services, as well as decreased pharmaceutical unit costs. Operating income and adjusted operating income were negatively impacted by increased compensation expenses and additional deprecation related to corporate IT projects. Operating income and adjusted operating income for the first quarter of 2024 were also negatively impacted by decreased average patient service revenue per treatment and dialysis treatments, as described above.
U.S. dialysis operating income and adjusted operating income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were positively impacted by an increase in average patient service revenue per treatment and dialysis treatments, as described above. Operating income and adjusted operating income for the three months ended March 31, 2024 were also positively impacted by decreases in other direct operating expenses associated with our dialysis centers, contributions to charitable organizations and contract wages. Operating income and adjusted operating income were negatively impacted by increases in compensation expenses, advocacy costs, including the refund described above, additional depreciation related to corporate IT projects, as well as increased IT-related costs, professional fees and medical supplies expense.
Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of March 31, 2024, these consisted principally of our U.S. IKC business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations.
These ancillary services generated revenues of approximately $342 million in the first quarter of 2024, representing approximately 11% of our consolidated revenues.
As of March 31, 2024, DaVita IKC provided integrated care and disease management services to approximately 68,600 patients in risk-based integrated care arrangements and to an additional 14,200 patients in other integrated care arrangements. We also expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include, among other things, healthcare services not related to kidney disease.
For a discussion of the risks related to IKC and our ancillary services, see the discussion in the risk factors in Part I, Item 1A Risk Factors of our 2023 10-K under the headings, "The U.S. integrated kidney care, U.S. other ancillary services and international operations that we operate or invest in now or in the future..." and "If we are not able to successfully implement our strategy with respect to our integrated kidney care and value-based care initiatives..."
As of March 31, 2024, our international dialysis operations provided dialysis and administrative services through a total of 427 outpatient dialysis centers located in 12 countries outside of the United States.

Ancillary services results of operations

	Three months ended		Q1 2024 vs. Q4 2023
	March 31, 2024	December 31, 2023	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$116	$160	$(44)	(27.5)%
U.S. other ancillary	6	7	(1)	(14.3)%
International	219	194	25	12.9%
Total ancillary services revenues	$342	$361	$(19)	(5.3)%

Operating (loss) income:
U.S. IKC	$(26)	$27	$(53)	(196.3)%
U.S. other ancillary	(2)	(19)	17	89.5%
International(1)	16	1	15	1,500.0%
Total ancillary services operating (loss) income	$(12)	$10	$(22)	(220.0)%

Adjusted operating (loss) income(2):
U.S. IKC	$(26)	$(28)	$2	7.1%
U.S. other ancillary	(2)	—	(2)	—%
International(1)	16	1	15	1,500.0%
Total ancillary services adjusted operating income (loss)	$(12)	$(27)	$15	55.6%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income and adjusted operating income for the three months ended March 31, 2024 and December 31, 2023 includes foreign currency gains (losses) embedded in equity method income recognized from our APAC JV of approximately $1.5 million and $(2.5) million, respectively.
(2)For a reconciliation of adjusted operating (loss) income by reportable segment, see “Reconciliations of Non-GAAP measures” section below.

	Three months ended		YTD Q1 2024 vs. YTD Q1 2023
	March 31, 2024	March 31, 2023	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$116	$98	$18	18.4%
U.S. other ancillary	6	7	(1)	(14.3)%
International	219	179	40	22.3%
Total ancillary services revenues	$342	$284	$58	20.4%

Operating (loss) income:
U.S. IKC	$(26)	$(37)	$11	29.7%
U.S. other ancillary	(2)	(3)	1	33.3%
International(1)	16	15	1	6.7%
Total ancillary services operating loss	$(12)	$(25)	$13	52.0%

Adjusted operating (loss) income(2):
U.S. IKC	$(26)	$(37)	$11	29.7%
U.S. other ancillary	(2)	(3)	1	33.3%
International(1)	16	15	1	6.7%
Total ancillary services adjusted operating loss	$(12)	$(24)	$12	50.0%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income and adjusted operating income for the three months ended March 31, 2024 and March 31, 2023 includes foreign currency gains (losses) embedded in equity method income recognized from our Asia Pacific joint venture (APAC JV) of approximately $1.5 million and $(0.7) million, respectively.
(2)For a reconciliation of adjusted operating (loss) income by reportable segment, see “Reconciliations of Non-GAAP measures” section below.
Revenues
IKC revenues for the first quarter of 2024 decreased compared to the fourth quarter of 2023 due to a net decrease in shared savings from our value-based care (VBC) contracts, partially offset by increased revenues from our special needs plans. U.S. other ancillary revenues for the first quarter of 2024 remained relatively flat compared to the fourth quarter of 2023. International revenues for the first quarter of 2024 increased compared to the fourth quarter of 2023 due to acquired and non-acquired treatment growth, average reimbursement rate increases in certain countries, and additional reserves in the fourth quarter of 2023 for amounts deemed uncollectible.
IKC revenues for the three months ended March 31, 2024 increased compared to the three months ended March 31, 2023 due to a net increase in shared savings. U.S. other ancillary services revenues for the three months ended March 31, 2024 remained relatively flat compared to the three months ended March 31, 2023. Our international revenues for the three months ended March 31, 2024 increased from the three months ended March 31, 2023 due to acquired and non-acquired treatment growth and average reimbursement rate increases in certain countries.
Charges impacting operating income
IKC adjustment. During the fourth quarter of 2023, IKC revenues were affected by the lifting of certain revenue recognition constraints for some of our VBC contracts with health plans, allowing us to recognize approximately $55 million in incremental shared savings revenues compared to what we would have recognized under prior year constraints.
Severance and other costs. During the fourth quarter of 2022, similar to U.S. dialysis, we committed to a plan to increase efficiencies and cost savings in certain general and administrative support functions and other overhead costs. As a result of this plan, we recognized expenses related to termination and other benefit commitments in our IKC business of $0.4 million during the three months ended March 31, 2023.

Goodwill impairment charge and related items. During the fourth quarter of 2023, we recognized a goodwill impairment charge of $26.1 million in our transplant software business as part of its annual goodwill impairment assessment. We also recognized a gain of $7.7 million due to a reduction in the estimated value of earn-out obligations from our original acquisition of this business. This impairment charge and related gain resulted from a reduction in estimated fair value for the business driven primarily from the business not achieving its revenue targets, with reduced revenue expectations for future years, as well as an increase in the risk-free rate.
Operating (loss) income and adjusted operating (loss) income
Our IKC operating results were impacted by the IKC adjustment, as described above. IKC operating results and adjusted operating loss for the first quarter of 2024 compared to the fourth quarter of 2023 were also impacted by increased revenues from our special needs plans partially offset by increased medical expenses for our special needs plans. Our U.S. other ancillary services operating loss was impacted by a goodwill impairment charge and related gain, as described above. U.S. other ancillary services operating loss and adjusted operating loss for the first quarter of 2024 were otherwise relatively flat compared to the fourth quarter of 2023. International operating income and adjusted operating income for the first quarter of 2024 increased from the fourth quarter of 2023 primarily due to increased revenues, as described above, and increases in equity income resulting from fluctuations in foreign currency at our APAC JV, partially offset by acquisition-related costs.
IKC operating loss and adjusted operating loss for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 decreased, primarily due to increases in revenue, as described above, partially offset by continued investments in our integrated care support functions. Other U.S. ancillary services operating loss and adjusted operating loss for the three months ended March 31, 2024 remained relatively flat compared to the three months ended March 31, 2023. International operating income and adjusted operating income for the three months ended March 31, 2024 remained relatively flat compared to the three months ended March 31, 2023 primarily driven by increases in revenue, as described above, and increases in equity income resulting from fluctuations in foreign currency at our APAC JV, offset by acquisition-related costs, as well as increases in professional fees and compensation expenses.
Corporate administrative support

	Three months ended		Q1 2024 vs. Q4 2023
	March 31, 2024	December 31, 2023	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(30)	$(63)	$33	52.4%

	Three months ended		YTD Q1 2024 vs. YTD Q1 2023
	March 31, 2024	March 31, 2023	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(30)	$(25)	$(5)	(20.0)%
Accruals for legal matters. During the quarter ended December 31, 2023, we recorded a charge of $29 million for a legal matter within corporate administrative support.
Corporate administrative support expenses for the quarter ended March 31, 2024 compared to the quarter ended December 31, 2023 decreased primarily due to an accrual for a legal matter recorded in the fourth quarter of 2023, as described above, as well as decreased long-term incentive compensation. Corporate administrative support expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 increased primarily due to increased compensation expenses and professional fees, partially offset by decreased long-term incentive compensation.

Corporate-level charges

	Three months ended		Q1 2024 vs. Q4 2023
	March 31, 2024	December 31, 2023	Amount	Percent
	(dollars in millions)
Debt expense	$99	$96	$3	3.1%
Other (loss) income, net	$(13)	$(5)	$(8)	(160.0)%
Effective income tax rate	17.7%	20.2%		(2.5)%
Effective income tax rate attributable to DaVita Inc.(1)	21.5%	29.0%		(7.5)%
Net income attributable to noncontrolling interests	$66	$80	$(14)	(17.5)%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.

	Three months ended		YTD Q1 2024 vs. YTD Q1 2023
	March 31, 2024	March 31, 2023	Amount	Percent
	(dollars in millions)
Debt expense	$99	$101	$(2)	(2.0)%
Other (loss) income, net	$(13)	$4	$(17)	(425.0)%
Effective income tax rate	17.7%	20.5%		(2.8)%
Effective income tax rate attributable to DaVita Inc.(1)	21.5%	27.5%		(6.0)%
Net income attributable to noncontrolling interests	$66	$55	$11	20.0%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see "Reconciliations of Non-GAAP measures" section below.
Debt expense
Debt expense for the first quarter of 2024 compared to the fourth quarter of 2023 increased primarily due to increases in our weighted average outstanding credit facility balance and our weighted average effective interest rate. Debt expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 decreased primarily due to a decrease in our weighted average outstanding credit facility balance.
Our overall weighted average effective interest rate for the three months ended March 31, 2024 was 4.51% compared to 4.45% for the three months ended December 31, 2023. See Note 7 to the condensed consolidated financial statements for further information on the components of our debt.
Other (loss) income, net
Other loss for the first quarter of 2024 increased compared to the fourth quarter of 2023 primarily due to decreases in interest income and an increase in equity investment losses at Mozarc Medical Holdings LLC (Mozarc). Other loss for the three months ended March 31, 2024 compared to other income for the three months ended March 31, 2023 was primarily driven by increased equity investment losses in Mozarc partially offset by a decrease in net losses on investments.
Effective income tax rate
The effective income tax rate and the effective income tax rate attributable to DaVita Inc. decreased for the first quarter of 2024 compared to the fourth quarter of 2023 primarily due to an increase in benefits recognized in the first quarter of 2024 from stock-based compensation, a nontaxable non-cash gain on changes in ownership and unfavorable adjustment recognized in the fourth quarter for nondeductible costs related to a legal matter. The increase was partially offset by benefits recognized in the fourth quarter in connection with the release of reserves that expired under the statue of limitations.
The effective income tax rate and the effective income tax rate attributable to DaVita Inc. for the three months ended March 31, 2024 decreased compared to the three months ended March 31, 2023 primarily due to an increase in benefits recognized in the first quarter of 2024 from stock-based compensation and a nontaxable non-cash gain on changes in ownership interest.

Net income attributable to noncontrolling interests
The decrease in net income attributable to noncontrolling interests for the first quarter of 2024 from the fourth quarter of 2023 was due to reduced earnings at certain U.S. dialysis partnerships. The increase in net income attributable to noncontrolling interests for the three months ended March 31, 2024 from the three months ended March 31, 2023 was due to increased profitability at certain U.S. dialysis partnerships.
U.S. dialysis accounts receivable
Our U.S. dialysis accounts receivable balances at March 31, 2024 and December 31, 2023 were $2.180 billion and $1.632 billion, respectively, representing approximately 73 and 54 days of revenue outstanding (DSO), respectively. The increase in DSO is primarily due to payment collection delays related to the CHC Outage, described above. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes from the fourth quarter of 2023 to the first quarter of 2024 in the carrying amount of accounts receivable outstanding over one year old.
Liquidity and capital resources
The following table summarizes our major sources and uses of cash, cash equivalents and restricted cash:

	Three months ended March 31,		YTD Q1 2024 vs. YTD Q1 2023
	2024	2023	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$306	$171	$135	78.9%
Non-cash items in net income	199	209	(10)	(4.8)%
Other working capital changes	(634)	89	(723)	(812.4)%
Other	(6)	(6)	—	—%
	$(135)	$463	$(598)	(129.2)%

Net cash used in investing activities:
Maintenance capital expenditures(1)	$(85)	$(109)	$24	22.0%
Development capital expenditures(2)	(36)	(39)	3	7.7%
Acquisition expenditures	(105)	—	(105)	(100.0)%
Proceeds from sale of self-developed properties	3	—	3	100.0%
Other	8	31	(23)	(74.2)%
	$(215)	$(117)	$(98)	(83.8)%

Net cash used in financing activities:
Debt issuances (payments), net	$736	$(269)	$1,005	373.6%
Distributions to noncontrolling interests	(77)	(55)	(22)	(40.0)%
Contributions from noncontrolling interests	4	5	(1)	(20.0)%
Stock award exercises and other share issuances	(86)	(8)	(78)	(975.0)%
Share repurchases	(251)	—	(251)	(100.0)%
Other	(5)	51	(56)	(109.8)%
	$319	$(276)	$595	215.6%

Total number of shares repurchased	2,119	—	2,119	100.0%

Free cash flow(3)	$(327)	$265	$(592)	(223.4)%
Certain columns or rows may not sum due to the presentation of rounded numbers.

(1)Maintenance capital expenditures represent capital expenditures to maintain the productive capacity of the business and include those made for investments in information technology, dialysis center renovations, capital asset replacements, and any other capital expenditures that are not development or acquisition expenditures.

(2)Development capital expenditures represent capital expenditures (other than acquisition expenditures) made to expand the productive capacity of the business and include those for new U.S. and international dialysis center developments, dialysis center expansions, and new or expanded contracted hospital operations.
(3)For a reconciliation of our free cash flow, see "Reconciliations of Non-GAAP measures" section below.
Consolidated cash flows
Consolidated cash flows from operating activities during the three months ended March 31, 2024 decreased compared to the three months ended March 31, 2023 primarily due to a decrease in cash collections from the CHC Outage, as described above, as well as decreased other working capital items, partially offset by improvements in operating results.
CHC began to restore claims submission functionality on March 28, 2024 and we have resumed submission of most of our commercial claims through CHC's platform, although we continue to experience payment collection delays. As of March 31, 2024, the CHC Outage, described above, affected our ability to bill providers and resulted in an increase in our patient accounts receivable balances and DSO, which ultimately negatively impacted our net cash provided by operating activities for the first quarter of 2024, and resulted in an increase in outstanding borrowings under our revolving credit facility. Subsequent to March 31, 2024, accounts receivable balances and DSO have declined and are expected to continue to decline over the next few months as we continue claims submissions and cash collections. As needed, we expect to fund any increase in working capital resulting from the billing and payment disruption through the temporary assistance funding program, cash on hand and draws on our revolving credit facility.
Free cash flow during the three months ended March 31, 2024 was negative as compared to the three months ended March 31, 2023 which was positive primarily due to a decrease in net cash provided by operating activities, as described above, partially offset by a decrease in capital expenditures.
Significant uses of cash during the period included regularly scheduled principal payments under our senior secured credit facilities totaling approximately $8 million on Term Loan A-1 and $7 million on Term Loan B-1, as well as additional required payments under other debt arrangements. Significant sources of cash during the period included net draws on our revolving line of credit of $765 million. As of the date of this filing, we have utilized funds related to the CHC Funding Arrangement, described above, along with cash on hand to pay off the $765 million previously outstanding on our revolving line of credit.
By comparison, the same period in 2023 included net debt payments which consisted of the repayment of $165 million on our revolving line of credit and regularly scheduled and other mandatory principal payments under our senior secured credit facilities totaling approximately $54 million on our prior Term Loan A and $36 million on Term Loan B-1, as well as additional required payments under other debt arrangements.
Dialysis center footprint
The table below shows the footprint of our dialysis operations by number of dialysis centers owned or operated:

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
	2024	2023	2024	2023
Number of centers operated at beginning of period	2,675	2,724	367	350
Acquired centers	9	—	67	—
Developed centers	2	3	—	3
Net change in non-owned managed or administered centers(1)	(8)	—	(3)	—
Sold and closed centers(2)	(8)	—	—	(2)
Closed centers(3)	(5)	(20)	(4)	—
Number of centers operated at end of period	2,665	2,707	427	351

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

Stock repurchases
The following table summarizes our common stock repurchases during the three months ended March 31, 2024:

	Three months ended March 31, 2024
	Shares repurchased	Amount paid (in millions)	Average paid per share
Open market repurchases:	2,119,415	$240	$112.76
The Company did not repurchase any shares during the three months ended March 31, 2023.
Available liquidity
As of March 31, 2024, we had $735 million available and $765 million drawn on our $1.5 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of March 31, 2024. We separately had approximately $154 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
See Note 7 to the condensed consolidated financial statements for components of our long-term debt and their interest rates.
We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our senior secured credit facilities and our access to the capital markets, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. From time to time, depending on market conditions, our capital requirements and the availability of financing, among other things, we may seek to refinance our existing debt and may incur additional indebtedness. Our primary recurrent sources of liquidity are cash from operations and cash from borrowings, which are subject to general, economic, financial, competitive, regulatory and other factors that are beyond our control, as described in Part I, Item 1A Risk Factors of our 2023 10-K.
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
Finally, our free cash flow represents net cash provided by operating activities less distributions to noncontrolling interests and all capital expenditures (including development capital expenditures and maintenance capital expenditures), plus contributions from noncontrolling interests and proceeds from the sale of self-developed properties. Management uses this measure to assess our ability to fund acquisitions and meet our debt service obligations and we believe this measure is equally useful to investors and analysts as an adjunct to cash flows from operating activities and other measures under GAAP.
It is important to bear in mind that these non-GAAP "adjusted" measures are not measures of financial performance under GAAP and should not be considered in isolation from, nor as substitutes for, their most comparable GAAP measures.

	Three months ended March 31, 2024
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$526	$(26)	$(2)	$16	$(12)	$(30)	$484
Center closure charges	15						15
Gain on changes in ownership interest	(35)						(35)
Adjusted operating income (loss)	$505	$(26)	$(2)	$16	$(12)	$(30)	$463
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended December 31, 2023
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$444	$27	$(19)	$1	$10	$(63)	$390
Center closure charges	32						32
Severance and other costs	—						—
Legal matter						29	29
IKC adjustment		(55)			(55)		(55)
Earn-out revaluation			(8)		(8)		(8)
Goodwill impairment			26		26		26
Adjusted operating income (loss)	$476	$(28)	$—	$1	$(27)	$(34)	$415
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended March 31, 2023
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$361	$(37)	$(3)	$15	$(25)	$(25)	$312
Center closure charges	22						22
Severance and other costs	17	—			—	1	18
Adjusted operating income (loss)	$400	$(37)	$(3)	$15	$(24)	$(24)	$352
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended
	March 31, 2024	December 31, 2023	March 31, 2023
	(dollars in millions)
Income before income taxes	$372	$289	$215
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(66)	(77)	(55)
Income before income taxes attributable to DaVita Inc.	$305	$212	$159
Income tax expense	$66	$58	$44
Less: Income tax attributable to noncontrolling interests	—	3	—
Income tax expense attributable to DaVita Inc.	$66	$61	$44
Effective income tax rate on income attributable to DaVita Inc.	21.5%	29.0%	27.5%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended
	March 31, 2024	March 31, 2023
	(dollars in millions)
Net cash provided by operating activities	$(135)	$463
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Distributions to noncontrolling interests	(77)	(55)
Contributions from noncontrolling interests	4	5
Maintenance capital expenditures	(85)	(109)
Development capital expenditures	(36)	(39)
Proceeds from sale of self-developed properties	3	—
Free cash flow	$(327)	$265
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
We also have potential obligations to purchase the noncontrolling interests held by third parties in many of our majority-owned dialysis partnerships and other nonconsolidated entities. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. For additional information on these obligations and how we measure and report them, see Note 13 to the condensed consolidated financial statements included in this report and Notes 16 and 23 to the consolidated financial statements included in our 2023 10-K.
For information on the maturities and other terms of our long-term debt, see Note 7 to the condensed consolidated financial statements.
As of March 31, 2024, we have outstanding letters of credit in the aggregate amount of approximately $154 million under a bilateral secured letter of credit facility separate from our senior secured credit facilities.
As of March 31, 2024, we have outstanding purchase agreements with various suppliers to purchase set amounts of dialysis equipment, parts, pharmaceuticals and supplies. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier, as described further in Note 16 to the Company's consolidated financial statements included in our 2023 10-K.
On March 5, 2024, we entered into an agreement with Fresenius Medical Care to acquire their dialysis service operations in Chile, Ecuador, Columbia and Brazil. This agreement involves four separate acquisitions, with Chile completed in March 2024 and Ecuador, Columbia and Brazil expected to close at various times throughout 2024. These three remaining acquisitions are subject to customary closing conditions and regulatory approvals as of March 31, 2024. In total, we will make cash payments of approximately $237 million, subject to certain customary adjustments prior to the closing.
New Accounting Standards
See discussion of new accounting standards in Note 15 to the condensed consolidated financial statements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest rate and foreign currency sensitivity
There has been no material change in the nature of the Company's interest rate risks or foreign currency exchange risks from those described in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

The table below provides information about our financial instruments that are sensitive to changes in interest rates as of March 31, 2024. For further information on the components of the Company's long-term debt and their interest rates, see Note 7 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q at Part I Item 1.

	Expected maturity date								Average interest rate	Fair value(1)
	2024	2025	2026	2027	2028	2029	Thereafter	Total
	(dollars in millions)
Long-term debt:
Fixed rate	$26	$37	$48	$35	$31	$23	$4,366	$4,566	4.47%	$3,791
Variable rate	$70	$95	$2,615	$81	$1,751	$1		$4,613	4.90%	$4,601

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
However, principal amounts of $2,597 million for Term Loan B-1 and $903 million of Term Loan A-1 (the capped debt) are effectively hedged by our 2019 interest rate cap agreements through June 30, 2024, with additional caps from our 2023 interest rate cap agreements extending for further periods. As of March 31, 2024, applicable SOFR rates were above the 2.00% threshold of our cap agreements making the interest rates on this capped debt "economically fixed", unless or until applicable SOFR rates were to fall back below 2.00% during the remaining term of the caps. As a result, as of March 31, 2024, total fixed and economically fixed debt was $8,066 million, with an average interest rate of 4.30%, while total variable rate debt not subject to caps was $1,113 million with an average rate of 7.49%.
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
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements as of March 31, 2024. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as required by the Exchange Act as of such date for our Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.
There was no change in the Company's internal control over financial reporting that was identified during the evaluation that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Part II, Item 1 is incorporated herein by reference to the information set forth under the caption "Commitments and contingencies" in Note 8 to the condensed consolidated financial statements included in this report.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K (2023 10-K) for the year ended December 31, 2023 filed with Securities and Exchange Commission. You should carefully consider the risks included in our 2023 10-K, together with all the other information in this Quarterly Report on Form 10-Q, including the forward-looking statements in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during the first quarter of 2024.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
January 1-31, 2024	1,107	$106.73	1,107	$1,193,759
February 1-29, 2024	952	118.91	952	$1,080,479
March 1-31, 2024	60	126.23	60	$1,072,904
	2,119	$112.76	2,119

(1)Excludes commissions and the 1% excise tax imposed by the Inflation Reduction Act of 2022.
As of May 2, 2024, we had approximately $1.073 billion, excluding excise taxes, available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2024.

Item 6.    Exhibits

Exhibit
Number

10.1	Form of Performance-Based Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).*✓

10.2	Form of Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).*✓

10.3	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2020 Incentive Award Plan).*✓

10.4	Share Repurchase Agreement, dated as of April 30, 2024, by and between DaVita Inc. and Berkshire Hathaway Inc.(1)

31.1	Certification of the Chief Executive Officer, dated May 2, 2024, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 2, 2024, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 2, 2024, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 2, 2024, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
(1)	Filed on May 1, 2024 as an exhibit to the Company's Current Report on Form 8-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Chief Accounting Officer*
Date: May 2, 2024

*	Mr. Berry has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.