Form 10-Q
period 2024-06-30
DAVITA INC.
filed 2024-08-06
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of August 2, 2024, the number of shares of the registrant’s common stock outstanding was approximately 83.9 million shares.

DAVITA INC.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Dialysis patient service revenues	$3,061,102	$2,890,685	$6,002,634	$5,650,719
Other revenues	125,620	109,684	254,643	222,349
Total revenues	3,186,722	3,000,369	6,257,277	5,873,068
Operating expenses:
Patient care costs	2,142,299	2,055,844	4,221,275	4,114,033
General and administrative	367,845	364,016	730,325	695,630
Depreciation and amortization	175,661	183,672	362,744	361,743
Equity investment income, net	(5,481)	(8,454)	(12,163)	(15,274)
Gain on changes in ownership interest	—	—	(35,147)	—
Total operating expenses	2,680,324	2,595,078	5,267,034	5,156,132
Operating income	506,398	405,291	990,243	716,936
Debt expense	(97,747)	(103,507)	(197,165)	(204,281)
Debt prepayment, extinguishment and modification costs	(9,732)	(7,962)	(9,732)	(7,962)
Other (loss) income, net	(27,479)	1,373	(40,120)	5,125
Income before income taxes	371,440	295,195	743,226	509,818
Income tax expense	71,688	48,818	137,494	92,773
Net income	299,752	246,377	605,732	417,045
Less: Net income attributable to noncontrolling interests	(77,076)	(67,686)	(143,407)	(122,807)
Net income attributable to DaVita Inc.	$222,676	$178,691	$462,325	$294,238

Earnings per share attributable to DaVita Inc.:
Basic net income	$2.56	$1.96	$5.29	$3.24
Diluted net income	$2.50	$1.91	$5.15	$3.17

Weighted average shares for earnings per share:
Basic shares	86,899	90,984	87,337	90,742
Diluted shares	88,950	93,418	89,749	92,952
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$299,752	$246,377	$605,732	$417,045
Other comprehensive (loss) income, net of tax:
Unrealized gains on interest rate cap agreements:
Unrealized gains	5,919	24,849	19,236	21,310
Reclassifications of net realized gains into net income	(22,041)	(18,956)	(43,669)	(34,698)
Unrealized (losses) gains on foreign currency translation:	(78,853)	41,961	(118,573)	75,522
Other comprehensive (loss) income	(94,975)	47,854	(143,006)	62,134
Total comprehensive income	204,777	294,231	462,726	479,179
Less: Comprehensive income attributable to noncontrolling interests	(77,076)	(67,686)	(143,407)	(122,807)
Comprehensive income attributable to DaVita Inc.	$127,701	$226,545	$319,319	$356,372
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$416,493	$380,063
Restricted cash and equivalents	86,753	84,571
Short-term investments	20,693	11,610
Accounts receivable	2,303,119	1,986,856
Inventories	126,765	143,105
Other receivables	420,623	422,669
Prepaid and other current assets	83,106	102,645
Income tax receivable	9,373	6,387
Total current assets	3,466,925	3,137,906
Property and equipment, net of accumulated depreciation of $6,058,826 and $5,759,514, respectively	2,982,222	3,073,533
Operating lease right-of-use assets	2,457,565	2,501,364
Intangible assets, net of accumulated amortization of $38,752 and $38,445, respectively	191,483	203,224
Equity method and other investments	453,709	545,848
Long-term investments	31,779	47,890
Other long-term assets	240,490	271,253
Goodwill	7,201,399	7,112,560
	$17,025,572	$16,893,578
LIABILITIES AND EQUITY
Accounts payable	$493,534	$514,533
Other liabilities	888,358	828,878
Accrued compensation and benefits	644,865	752,598
Current portion of operating lease liabilities	404,820	394,399
Current portion of long-term debt	537,991	123,299
Income tax payable	25,222	28,507
Total current liabilities	2,994,790	2,642,214
Long-term operating lease liabilities	2,281,372	2,330,389
Long-term debt	8,451,562	8,268,334
Other long-term liabilities	179,010	183,074
Deferred income taxes	693,982	726,217
Total liabilities	14,600,716	14,150,228
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,574,840	1,499,288
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 89,855 and 85,081 shares issued and outstanding at June 30, 2024, respectively, and 88,824 shares issued and outstanding at December 31, 2023)	90	89
Additional paid-in capital	383,235	509,804
Retained earnings	1,060,613	598,288
Treasury stock (4,774 and zero shares, respectively)	(615,948)	—
Accumulated other comprehensive loss	(195,090)	(52,084)
Total DaVita Inc. shareholders' equity	632,900	1,056,097
Noncontrolling interests not subject to put provisions	217,116	187,965
Total equity	850,016	1,244,062
	$17,025,572	$16,893,578
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$605,732	$417,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	362,744	361,743
Loss on extinguishment of debt	2,445	7,132
Stock-based compensation expense	48,832	55,197
Deferred income taxes	(28,643)	(16,178)
Equity investment loss, net	54,748	14,571
Gain on changes in ownership interest	(35,147)	—
Other non-cash losses and (gains), net	16,570	(5,160)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(193,093)	141,503
Inventories	22,422	(116)
Other current assets	(13,898)	33,182
Other long-term assets	(3,367)	(607)
Accounts payable	(38,998)	(40,615)
Accrued compensation and benefits	(122,817)	(68,800)
Other current liabilities	1,219	17,242
Income taxes	(8,097)	5,200
Other long-term liabilities	(6,642)	(8,675)
Net cash provided by operating activities	664,010	912,664
Cash flows from investing activities:
Additions of property and equipment	(245,740)	(272,204)
Acquisitions	(157,783)	(2,575)
Proceeds from asset and business sales	12,779	21,198
Purchase of debt investments held-to-maturity	(309)	(30,419)
Purchase of other debt and equity investments	(3,411)	(6,366)
Proceeds from debt investments held-to-maturity	7,082	94,414
Proceeds from sale of other debt and equity investments	4,564	3,873
Purchase of equity method investments	(700)	(273,336)
Distributions from equity method investments	6,554	1,758
Net cash used in investing activities	(376,964)	(463,657)
Cash flows from financing activities:
Borrowings	3,275,533	2,136,873
Payments on long-term debt	(2,661,145)	(2,347,120)
Deferred and debt related financing costs	(19,993)	(45,009)
Purchase of treasury stock	(612,614)	—
Distributions to noncontrolling interests	(107,210)	(124,178)
Net payments related to stock purchases and awards	(86,277)	(43,612)
Contributions from noncontrolling interests	7,621	6,946
Proceeds from sales of additional noncontrolling interests	860	50,962
Purchases of noncontrolling interests	(40,751)	(7,610)
Net cash used in financing activities	(243,976)	(372,748)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,458)	6,922
Net increase in cash, cash equivalents and restricted cash	38,612	83,181
Cash, cash equivalents and restricted cash at beginning of the year	464,634	338,989
Cash, cash equivalents and restricted cash at end of the period	$503,246	$422,170
    See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended June 30, 2024
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at March 31, 2024	$1,503,474	89,822	$90	$428,202	$837,937	(2,119)	$(240,117)	$(100,115)	$925,997	$206,516
Comprehensive income:
Net income	57,867				222,676				222,676	19,209
Other comprehensive loss								(94,975)	(94,975)
Stock award plan		33		(3,067)					(3,067)
Stock-settled stock-based compensation expense				23,714					23,714
Changes in noncontrolling interest from:
Distributions	(20,153)									(9,709)
Contributions	3,001									895
Acquisitions and divestitures				491					491	205
Partial purchases	(35,272)			(182)					(182)
Fair value remeasurements	65,923			(65,923)					(65,923)
Purchase of treasury stock						(2,655)	(375,831)		(375,831)
Balance at June 30, 2024	$1,574,840	89,855	$90	$383,235	$1,060,613	(4,774)	$(615,948)	$(195,090)	$632,900	$217,116

	Six months ended June 30, 2024
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2023	$1,499,288	88,824	$89	$509,804	$598,288	—	$—	$(52,084)	$1,056,097	$187,965
Comprehensive income:
Net income	102,058				462,325				462,325	41,349
Other comprehensive loss								(143,006)	(143,006)
Stock award plan		1,031	1	(93,699)					(93,698)
Stock-settled stock-based compensation expense				46,763					46,763
Changes in noncontrolling interest from:
Distributions	(73,081)									(34,129)
Contributions	6,128									1,493
Acquisitions and divestitures				491					491	20,438
Partial purchases	(36,499)			(3,178)					(3,178)
Fair value remeasurements	76,946			(76,946)					(76,946)
Purchase of treasury stock						(4,774)	(615,948)		(615,948)
Balance at June 30, 2024	$1,574,840	89,855	$90	$383,235	$1,060,613	(4,774)	$(615,948)	$(195,090)	$632,900	$217,116

	Three months ended June 30, 2023
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at March 31, 2023	$1,398,829	90,650	$91	$590,251	$290,034	—	$—	$(54,906)	$825,470	$194,403
Comprehensive income:
Net income	50,259				178,691				178,691	17,427
Other comprehensive loss								47,854	47,854
Stock award plan		621		(39,080)					(39,080)
Stock-settled stock-based compensation expense				28,661					28,661
Changes in noncontrolling interest from:
Distributions	(45,724)									(23,617)
Contributions	1,861									360
Acquisitions and divestitures				54					54	58
Partial purchases	(700)			(5,182)					(5,182)	(5)
Fair value remeasurements	19,024			(19,024)					(19,024)
Balance at June 30, 2023	$1,423,549	91,271	$91	$555,680	$468,725	—	$—	$(7,052)	$1,017,444	$188,626

	Six months ended June 30, 2023
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2022	$1,348,908	90,411	$90	$606,935	$174,487	—	$—	$(69,186)	$712,326	$163,566
Comprehensive income:
Net income	86,951				294,238				294,238	35,856
Other comprehensive income								62,134	62,134
Stock award plan		860	1	(48,603)					(48,602)
Stock-settled stock-based compensation expense				53,508					53,508
Changes in noncontrolling interest from:
Distributions	(81,274)									(42,904)
Contributions	5,609									1,337
Acquisitions and divestitures				13,077					13,077	30,776
Partial purchases	(700)			(5,182)					(5,182)	(5)
Fair value remeasurements	64,055			(64,055)					(64,055)
Balance at June 30, 2023	$1,423,549	91,271	$91	$555,680	$468,725	—	$—	$(7,052)	$1,017,444	$188,626
See notes to condensed consolidated financial statements.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

Unless otherwise indicated in this Quarterly Report on Form 10-Q, "the Company", "we", "us", "our" and similar terms refer to DaVita Inc. and its consolidated subsidiaries.
1.     Condensed consolidated interim financial statements
The unaudited condensed consolidated interim financial statements included in this report are prepared by the Company. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies, and noncontrolling interests subject to put provisions. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, certain fair value estimates, accounting for income taxes, and loss contingencies. The results of operations reflected in these interim financial statements may not necessarily be indicative of annual operating results. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 10-K). Prior period classifications conform to the current period presentation.
2.     Revenue recognition
The following tables summarize the Company's segment revenues by primary payor source:

	Three months ended June 30, 2024			Three months ended June 30, 2023
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,587,198	$	$1,587,198	$1,539,639	$	$1,539,639
Medicaid and Managed Medicaid	214,951		214,951	216,014		216,014
Other government	80,338	176,524	256,862	92,525	125,964	218,489
Commercial	952,625	62,391	1,015,016	876,033	60,871	936,904
Other revenues:
Medicare and Medicare Advantage		97,433	97,433		87,236	87,236
Medicaid and Managed Medicaid		445	445		396	396
Commercial		10,200	10,200		3,619	3,619
Other(1)	5,898	15,467	21,365	6,404	13,437	19,841
Eliminations of intersegment revenues	(12,925)	(3,823)	(16,748)	(20,361)	(1,408)	(21,769)
Total	$2,828,085	$358,637	$3,186,722	$2,710,254	$290,115	$3,000,369

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	Six months ended June 30, 2024			Six months ended June 30, 2023
	U.S. dialysis	Other - Ancillary services	Consolidated	U.S. dialysis	Other - Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$3,118,696	$	$3,118,696	$3,022,405	$	$3,022,405
Medicaid and Managed Medicaid	425,075		425,075	421,790		421,790
Other government	162,924	322,309	485,233	174,570	247,550	422,120
Commercial	1,878,455	132,564	2,011,019	1,711,427	115,387	1,826,814
Other revenues:
Medicare and Medicare Advantage		200,542	200,542		180,475	180,475
Medicaid and Managed Medicaid		841	841		965	965
Commercial		17,140	17,140		4,825	4,825
Other(1)	12,021	30,669	42,690	12,583	26,275	38,858
Eliminations of intersegment revenues	(37,389)	(6,570)	(43,959)	(42,410)	(2,774)	(45,184)
Total	$5,559,782	$697,495	$6,257,277	$5,300,365	$572,703	$5,873,068

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
Other revenues. Other revenues consist of revenues earned by the Company's non-dialysis ancillary services as well as fees for management and administrative services to outpatient dialysis businesses that the Company does not consolidate. Other revenues are estimated and recognized in the period the performance obligation is met, subject to applicable measurement constraints. The Company's integrated kidney care (IKC) revenues include revenues earned under risk-based arrangements, including value-based care (VBC) arrangements. Under its VBC arrangements, the Company assumes full or shared financial risk for the total medical cost of care for patients below or above a benchmark. The benchmarks against which the Company incurs profit or loss on these contracts are typically based on the underlying premiums paid to the insuring entity (the Company's counterparty), with adjustments where applicable, or on trended or adjusted medical cost targets.
For its IKC business, the Company recognized revenues for performance obligations satisfied in previous years of $31,309 and $23,303 during the six months ended June 30, 2024 and 2023, respectively. The delay in recognition of these amounts resulted predominantly from measurement limitations and recognition constraints on the Company's VBC contracts with health plans, many of which are complex and relatively new arrangements. The Company's revenue recognition for its government Comprehensive Kidney Care Contracting (CKCC) program also remains constrained for plan year 2023.
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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income attributable to DaVita Inc.	$222,676	$178,691	$462,325	$294,238
Weighted average shares outstanding:
Basic shares	86,899	90,984	87,337	90,742
Assumed incremental from stock plans	2,051	2,434	2,412	2,210
Diluted shares	88,950	93,418	89,749	92,952
Basic net income per share attributable to DaVita Inc.	$2.56	$1.96	$5.29	$3.24
Diluted net income per share attributable to DaVita Inc.	$2.50	$1.91	$5.15	$3.17

Anti-dilutive stock-settled awards excluded from calculation(1)	4	280	197	787

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
4.     Short-term and long-term investments
The Company’s short-term and long-term investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	June 30, 2024			December 31, 2023
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$15,293	$—	$15,293	$22,109	$—	$22,109
Investments in mutual funds and common stocks	—	37,179	37,179	—	37,391	37,391
	$15,293	$37,179	$52,472	$22,109	$37,391	$59,500
Short-term investments	$15,293	$5,400	$20,693	$7,110	$4,500	$11,610
Long-term investments	—	31,779	31,779	14,999	32,891	47,890
	$15,293	$37,179	$52,472	$22,109	$37,391	$59,500
Debt securities. The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. The Company's long-term debt investments are bank time deposits with contractual maturities longer than one year. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximated their fair values at June 30, 2024 and December 31, 2023.
Equity securities. Substantially all of the Company's short-term and long-term equity investments are held within a trust to fund existing obligations associated with the Company’s non-qualified deferred compensation plans.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

5.     Goodwill
Changes in the carrying value of goodwill by reportable segment were as follows:

	U.S. dialysis	Other — Ancillary services	Consolidated
Balance at December 31, 2022	$6,416,825	$659,785	$7,076,610
Acquisitions	—	25,723	25,723
Impairment charges	—	(26,083)	(26,083)
Foreign currency and other adjustments	—	36,310	36,310
Balance at December 31, 2023	6,416,825	695,735	7,112,560
Acquisitions	102,082	35,735	137,817
Divestitures	(1,687)	—	(1,687)
Foreign currency and other adjustments	—	(47,291)	(47,291)
Balance at June 30, 2024	$6,517,220	$684,179	$7,201,399

Balance at June 30, 2024:
Goodwill	$6,517,220	$829,684	$7,346,904
Accumulated impairment charges	—	(145,505)	(145,505)
	$6,517,220	$684,179	$7,201,399
The Company did not recognize any goodwill impairment charges during the six months ended June 30, 2024 or the six months ended June 30, 2023.
The Company performed various annual impairment assessments during the six months ended June 30, 2024, with no impairment indicated. None of the Company's various reporting units were considered at risk of significant goodwill impairment as of June 30, 2024.
6.    Equity method and other investments
The Company maintains equity method and other minor investments in the private securities of certain other healthcare and healthcare-related businesses as follows:

	June 30, 2024	December 31, 2023
Mozarc Medical Holding LLC	$265,303	$324,711
APAC joint venture	67,241	98,865
Other equity method partnerships	104,355	107,282
Adjusted cost method and other investments	16,810	14,990
	$453,709	$545,848
During the six months ended June 30, 2024 and 2023 the Company recognized equity investment income of $12,163 and $15,274, respectively, from its equity method investments in nonconsolidated dialysis partnerships. The Company also recognized equity investment losses from other equity method investments of $(54,633) and $(15,568) in other (loss) income, net during the six months ended June 30, 2024 and 2023, respectively.
See Note 8 to the Company's consolidated financial statements included in the 2023 10-K for further description of the Company's equity method investments.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

7.     Long-term debt
Long-term debt comprised the following:

				As of June 30, 2024
	June 30, 2024	December 31, 2023	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A-1	$1,218,750	$1,234,375	(2)	Base +1.75%(3)	$1,212,656
Term Loan B-1	949,819	2,603,786	8/12/2026	Base +1.75%(3)	$949,819
Extended Term Loan B-1	1,640,251		5/9/2031	SOFR + 2.00%	$1,636,150
Revolving line of credit	260,000	—	(2)	Base +1.75%(3)	$260,000
Senior Notes:
4.625% Senior Notes	2,750,000	2,750,000	6/1/2030	4.625%	$2,488,750
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,280,625
Acquisition obligations and other notes payable(4)	92,129	102,328	2024-2036	6.73%	$92,129
Financing lease obligations(5)	244,262	255,491	2025-2040	4.63%
CHC temporary funding assistance(6)	392,984			—%	$392,984
Total debt principal outstanding	9,048,195	8,445,980
Discount, premium and deferred financing costs(7)	(58,642)	(54,347)
	8,989,553	8,391,633
Less current portion	(537,991)	(123,299)
	$8,451,562	$8,268,334

(1)For the Company's senior secured credit facilities, fair value estimates are based on bid and ask quotes, a level 2 input. For the Company's senior notes, fair value estimates are based on market level 1 inputs. For acquisition obligations and other notes payable, the carrying values presented here approximate their estimated fair values, based on estimates of their present values typically using level 2 interest rate inputs. For the CHC temporary funding assistance, the carrying value presented here approximates the estimated fair value based on the short-term nature of settlement.
(2)Outstanding Term Loan A-1 and the Revolving line of credit balances are due on April 28, 2028, unless any of Term Loan B-1 remains outstanding 91 days prior to the Term Loan B-1 maturity date, in which case the outstanding Term Loan A-1 and the Revolving line of credit balances become due at that 91 day date (May 13, 2026).
(3)The Company's senior secured credit facilities bear interest at Term SOFR, plus an interest rate margin, with certain portions also subject to a credit spread adjustment (CSA). Term SOFR plus CSA is referred to as "Base" in the table above. The Term Loan A-1 and revolving line of credit bear a CSA of 0.10%. As of June 30, 2024, the CSA for all tranches outstanding on the Company's Term Loan B-1 was 0.11%.
(4)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and variable interest rate components in effect as of June 30, 2024.
(5)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.
(6)The Change Healthcare (CHC) temporary funding assistance, as described below, is interest-free and amounts provided under this program are subject to repayment within 45 business days from a future date to be mutually agreed to by the parties. The balance is included in the Company's current portion of long-term debt as of June 30, 2024.
(7)As of June 30, 2024, the carrying amount of the Company's senior secured credit facilities has been reduced by a discount of $9,433 and deferred financing costs of $31,257, and the carrying amount of the Company's senior notes has been reduced by deferred financing costs of $29,136 and increased by a debt premium of $11,184. As of December 31, 2023, the carrying amount of the Company's senior secured credit facilities was reduced by a discount of $2,487 and deferred financing costs of $32,498, and the carrying amount of the Company's senior notes was reduced by deferred financing costs of $31,491 and increased by a debt premium of $12,129.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at June 30, 2024 were as follows:

2024 (remainder of the year)	$465,033
2025	$147,057
2026	$1,040,219
2027	$134,619
2028	$1,295,333
2029	$41,171
Thereafter	$5,924,763
On May 9, 2024 (Fourth Amendment Effective Date), the Company entered into the Fourth Amendment (the Fourth Amendment) to its senior secured credit agreement dated as of August 12, 2019 (as amended, restated, supplemented or otherwise modified from time to time, including by the Fourth Amendment, the Credit Agreement). The Fourth Amendment modifies the Credit Agreement to, among other things, extend the maturity date for a portion of its Term Loan B-1 in the aggregate principal amount of $911,598 and extend an additional incremental principal amount of $728,653 (together, referred to as the Extended Term Loan B-1). The Company used the incremental proceeds from the Extended Term Loan B-1 to prepay a proportionate amount of the principal balance still outstanding on its Term Loan B-1.
The Extended Term Loan B-1 bears interest at the Company’s option, based on (i) the Base Rate (as defined below) plus the Applicable Margin (as defined below), or (ii) the forward-looking term rate based on the secured overnight financing rate that is published by CME Group Benchmark Administration Limited (Term SOFR) plus the Applicable Margin. The “Base Rate” is defined as the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (ii) the prime commercial lending rate of Wells Fargo as established from time to time and (iii) Term SOFR for an interest period of one month plus 1.00%; provided that if Term SOFR or the Base Rate is less than 0.00% such rate shall be deemed to be 0.00% for purposes of the Credit Agreement. The “Applicable Margin” for the Extended Term Loan B-1 is 2.00% in the case of Term SOFR loans, and 1.00% in the case of Base Rate loans. The Extended Term Loan B-1 requires quarterly principal payments beginning on December 31, 2024 of 0.25% of the aggregate principal amount of the Extended Term Loan B-1 outstanding on the Fourth Amendment Effective Date, with the balance due on May 9, 2031.
Borrowings under the Company's senior secured credit facilities are guaranteed and secured by substantially all of DaVita Inc.'s and certain of the Company’s domestic subsidiaries' assets and rank senior to all unsecured indebtedness. Borrowings under the Term Loan A-1, Term Loan B-1, Extended Term Loan B-1 and revolving line of credit rank equal in priority for that security and related subsidiary guarantees. The Credit Agreement contains certain customary affirmative and negative covenants such as various restrictions or limitations on permitted amounts of investments (including acquisitions), share repurchases, payment of dividends, and redemptions and incurrence of other indebtedness. Many of these restrictions and limitations will not apply as long as the Company’s leverage ratio calculated in accordance with the Credit Agreement is below 4.00:1.00. In addition, the Credit Agreement requires compliance with a maximum leverage ratio covenant, tested quarterly, of 5.00:1.00 through June 30, 2026 and 4.50:1.00 thereafter (subject to an increase to 5.00:1.00 during the four fiscal quarters following a material acquisition).
In addition to the prepayment of Term Loan B-1, as described above, during the first six months of 2024, the Company made regularly scheduled principal payments under its senior secured credit facilities totaling $15,625 on Term Loan A-1 and $13,716 on Term Loan B-1.
As a result of the transaction described above, the Company recognized debt prepayment, extinguishment and modification costs of $9,732 in the second quarter of 2024 comprised partially of fees incurred for this transaction and partially of deferred financing costs and original issue discount written off for the portion of debt considered extinguished and reborrowed as a result of the Fourth Amendment. For the portion of the debt that was considered extinguished and reborrowed, the Company recognized constructive financing cash outflows and financing cash inflows on the statement of cash flows of $6,302 and $728,653 for the Extended Term Loan B-1, respectively, and constructive financing cash outflows of $722,351 for the prepayment of a portion of Term Loan B-1, even though no funds were actually paid or received. Another $13,282 of the debt considered extinguished related to the Extended Term Loan B-1 represented a non-cash financing activity.
On March 1, 2024, Change Healthcare (CHC), a subsidiary of UnitedHealth Group launched a temporary assistance

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

funding program (CHC Funding) to help bridge the gap in short-term cash flow needs for providers impacted by the disruption of CHC's services. Under the program, CHC provides funding to providers for amounts that would otherwise have been received (with certain limitations), but for the disruption in processing electronic claims as a result of the outage. Amounts provided under this program are subject to repayment within 45 business days from a future date to be mutually agreed to by CHC and the Company.
CHC has restored the majority of claims submission functionality and the Company has resumed submission of most of its commercial claims through CHC's platform, although the Company continues to experience payment collection delays. As of June 30, 2024, the remaining CHC Funding amount outstanding was $392,984.
The Company's 2019 interest rate cap agreements expired on June 30, 2024 and a portion of the Company's 2023 cap agreements became effective on or prior to June 30, 2024, as detailed in the table below. As of June 30, 2024, the effective portion of the Company's 2023 interest rate cap agreements have the economic effect of capping the Company's maximum exposure to SOFR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-1, Extended Term Loan B-1, and a portion of Term Loan A-1. The remaining $308,820 outstanding principal balance of Term Loan A-1 and $260,000 balance outstanding on the revolving line of credit are subject to SOFR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.
In the second quarter of 2024 the Company entered into several forward interest rate cap agreements, described below, that have the economic effect of capping the Company's exposure to SOFR variable interest rate changes on specific portions of the Company's floating rate debt (2024 cap agreements). These 2024 cap agreements are designated as cash flow hedges and, as a result, changes in their fair values will be reported in other comprehensive income. These 2024 cap agreements do not contain credit-risk contingent features and become effective and expire as described in the table below.
The following table summarizes the Company’s interest rate cap agreements outstanding as of June 30, 2024:

Year cap agreements executed	Notional amount	SOFR maximum rate	Approximate effective date	Notional reduction or contractual maturity date At December 31 unless noted
				2024(1)	2025	2026	2027
2019	$3,500,000	2.00%	6/30/2020	$3,500,000
2023	$1,000,000	3.75%	6/30/2024	$500,000	$500,000
2023	$1,000,000	4.00%(2)	6/30/2024	$250,000	$750,000
2023	$1,000,000	4.75%(3)	6/30/2024	$250,000	$750,000
2023	$500,000	5.00%(4)	6/30/2024			$500,000
2023	$250,000	4.50%	12/31/2024		$250,000
2023	$750,000	4.00%	12/31/2024		$250,000	$500,000
2024	$1,000,000	4.50%(5)	12/31/2025			$500,000	$500,000

(1)The Company's 2019 cap agreements matured on June 30, 2024.
(2)Effective January 1, 2025, the maximum rate of 4.00% decreases to 3.75% for these interest rate caps.
(3)Effective January 1, 2025, the maximum rate of 4.75% decreases to 4.00% for these interest rate caps.
(4)Effective January 1, 2025, the maximum rate of 5.00% decreases to 4.50% for these interest rate caps.
(5)Effective December 31, 2026, the maximum rate of 4.50% increases to 4.75% for these interest rate caps.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The fair value of the Company's interest rate cap agreements, which are classified in other long-term assets on its consolidated balance sheet, was $51,223 and $79,805 as of June 30, 2024 and December 31, 2023, respectively.
See Note 10 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense (offset) related to the Company’s interest rate cap agreements for the three and six months ended June 30, 2024 and 2023.
As a result of the variable rate cap from the Company's 2019 interest rate cap agreements, the Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the second quarter of 2024 was 4.62%, based on the current margins in effect for its senior secured credit facilities as of June 30, 2024, as detailed in the table above.
The Company’s weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, for the three and six months ended June 30, 2024 was 4.27% and 4.39% and as of June 30, 2024 was 4.33%.
As of June 30, 2024, the Company’s interest rates were fixed and economically fixed on approximately 55% and 93% of its total debt, respectively.
As of June 30, 2024, the Company had $1,240,000 available and $260,000 drawn on its $1,500,000 revolving line of credit under its senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding under the facility, of which there were none as of June 30, 2024. The Company also had letters of credit of approximately $154,341 outstanding under a separate bilateral secured letter of credit facility as of June 30, 2024.
8.    Commitments and contingencies
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations (which frequently arise from qui tam suits) and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of June 30, 2024 and December 31, 2023, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Certain Governmental Inquiries and Related Proceedings
2017 U.S. Attorney Colorado Investigation: In November 2017, the U.S. Attorney’s Office, District of Colorado informed the Company of an investigation it was conducting into possible federal healthcare offenses involving DaVita Kidney Care, as well as several of the Company’s wholly-owned subsidiaries. In addition to DaVita Kidney Care, the matter included an investigation into DaVita Rx, DaVita Laboratory Services, Inc. (DaVita Labs), and RMS Lifeline Inc. (Lifeline). In each of August 2018, May 2019, and July 2021, the Company received a Civil Investigative Demand (CID) pursuant to the FCA from the U.S. Attorney's Office relating to this investigation. In May 2020, the Company sold its interest in Lifeline, but the Company retained certain liabilities of the Lifeline business, including those related to this investigation. On May 6, 2024, the Company finalized and executed a settlement agreement with the government and the relator in a qui tam matter that included a settlement amount of $34,487 for this matter. On May 7, 2024, the government notified the U.S. District Court, District of Colorado of its decision to intervene for purposes of settlement in the matter of U.S. ex rel. Kogod v. DaVita Inc., et al. The

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

government and the relator agreed to voluntarily dismiss all substantive claims in the matter, and, on July 18, 2024, the District Court dismissed all claims except for the relator’s statutory claim for expenses, attorney’s fees, and costs. The Company disputes the relator’s request for expenses, attorney’s fees, and costs, and intends to defend accordingly.
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
* * *
Other Commitments
The Company also has certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated dialysis businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $7,992.
9.    Shareholders' equity
Stock-based compensation
During the six months ended June 30, 2024, the Company granted 701 stock-settled restricted and performance stock units with an aggregate grant-date fair value of $96,954 and a weighted average expected life of approximately 3.4 years.
As of June 30, 2024, the Company had $174,104 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.4 years.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Share repurchases
The following table summarizes the Company's common stock repurchases during the three and six months ended June 30, 2024:

	Three months ended June 30, 2024			Six months ended June 30, 2024
	Shares repurchased	Amount paid(1)	Average price paid per share(2)	Shares repurchased	Amount paid(1)	Average price paid per share(2)
Open market repurchases:	2,655	$375,831	$140.14	4,774	$615,948	$127.98

(1)Includes commissions and the 1% excise tax imposed on certain stock repurchases made after December 31, 2022 by the Inflation Reduction Act of 2022. The excise tax is recorded as part of the cost basis of treasury stock repurchased and, as such, is included in stockholders’ equity.
(2)Excludes commissions and the excise tax described above.
Subsequent to June 30, 2024 through August 2, 2024, the Company repurchased $1,134 shares of its common stock for $158,962 at an average price paid of $138.81 per share. The Company did not repurchase any shares during the three and six months ended June 30, 2023.
As of June 30, 2024, the Company is authorized to make share repurchases pursuant to a December 17, 2021 Board authorized repurchase plan of $2,000,000. This authorization allows the Company to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of August 2, 2024, the Company has a total of $543,360, excluding excise taxes, available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations, including under the terms of its senior secured credit facilities.
Berkshire share repurchase agreement
On April 30, 2024, the Company entered into an agreement (the share repurchase agreement) with Berkshire Hathaway Inc. on behalf of itself and its affiliates (collectively, Berkshire). Under the share repurchase agreement, at any time Berkshire beneficially owns at least 45.0% of the issued and outstanding common stock of the Company in the aggregate, the Company shall repurchase from Berkshire, and Berkshire shall sell to the Company, on a quarterly basis, a number of shares of common stock sufficient to return Berkshire’s aggregate beneficial ownership to 45.0% of the Company's issued and outstanding common stock. The per share price the Company will pay Berkshire for any such share repurchase will be the volume-weighted average price per share paid by the Company for any shares of common stock repurchased by the Company from public stockholders pursuant to the Company’s share repurchase plan during the applicable repurchase period.
Under this agreement, repurchases of common stock by the Company from Berkshire will occur on the date that is two business days prior to the date of the Company’s regular quarterly or annual investor call to publicly report earnings; however, if at any time the Company determines that Berkshire beneficially owns or will beneficially own shares of common stock representing more than 49.5% of the issued and outstanding common stock in the aggregate, such determination will trigger immediate share repurchases under this agreement.
As of June 30, 2024 and August 2, 2024, Berkshire beneficially owned less than 45.0% of the issued and outstanding common stock of the Company and, as a result, no repurchase obligation exists at either date.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

10.     Accumulated other comprehensive loss

	Three months ended June 30, 2024			Six months ended June 30, 2024
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$19,542	$(119,657)	$(100,115)	$27,853	$(79,937)	$(52,084)
Unrealized gains (losses)	7,887	(78,853)	(70,966)	25,632	(118,573)	(92,941)
Related income tax	(1,968)	—	(1,968)	(6,396)	—	(6,396)
	5,919	(78,853)	(72,934)	19,236	(118,573)	(99,337)
Reclassification into net income	(29,368)	—	(29,368)	(58,186)	—	(58,186)
Related income tax	7,327	—	7,327	14,517	—	14,517
	(22,041)	—	(22,041)	(43,669)	—	(43,669)
Ending balance	$3,420	$(198,510)	$(195,090)	$3,420	$(198,510)	$(195,090)

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$79,404	$(134,310)	$(54,906)	$98,685	$(167,871)	$(69,186)
Unrealized gains	33,109	41,961	75,070	28,393	75,522	103,915
Related income tax	(8,260)	—	(8,260)	(7,083)	—	(7,083)
	24,849	41,961	66,810	21,310	75,522	96,832
Reclassification into net income	(25,257)	—	(25,257)	(46,232)	—	(46,232)
Related income tax	6,301	—	6,301	11,534	—	11,534
	(18,956)	—	(18,956)	(34,698)	—	(34,698)
Ending balance	$85,297	$(92,349)	$(7,052)	$85,297	$(92,349)	$(7,052)
The interest rate cap agreement net realized gains reclassified into net income are recorded as debt expense in the corresponding consolidated statements of income. See Note 7 for further details.
11.     Acquisitions and divestitures
During the six months ended June 30, 2024 the Company acquired dialysis businesses, as follows:

Six months ended June 30, 2024
Cash paid, net of cash acquired	$157,783
Liabilities assumed	$51,768
Fair value of previously held equity method investments	$67,526

Number of dialysis centers acquired — U.S.	12
Number of dialysis centers acquired — International	90
Included in these transactions, the Company acquired a controlling interest in a previously nonconsolidated U.S. dialysis partnership for which it recognized a non-cash gain of $35,147 on its prior investment upon consolidation. The Company estimated the fair value of its previously held equity interests using appraisals developed with independent third party valuation firms.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The initial purchase price allocations for these acquisitions have been recorded at estimated fair values based on information that was available to management and will be finalized when certain information arranged to be obtained is received. In particular, certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of intangibles, contingent earn-outs, property and equipment, leases, and certain other working capital items relating to these acquisitions are pending final quantification.
The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of noncontrolling interests assumed in these transactions:

Six months ended June 30, 2024
Current assets	$149,308
Property and equipment	46,473
Right-of-use lease assets and other long-term assets	51,300
Indefinite-lived licenses	8,854
Goodwill	137,817
Liabilities assumed	(96,417)
Noncontrolling interests assumed	(20,258)
$277,077
The amount of goodwill related to these acquisitions recognized or adjusted during the six months ended June 30, 2024 that is deductible for tax purposes was $60,065.
12.    Variable interest entities (VIEs)
At June 30, 2024, these condensed consolidated financial statements include total assets of VIEs of $343,772 and total liabilities and noncontrolling interests of VIEs to third parties of $157,627. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 22 to the Company's consolidated financial statements included in the 2023 10-K.
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
The following table summarizes the Company’s assets, liabilities and temporary equities measured at fair value on a recurring basis as of June 30, 2024:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$37,179	$37,179
Interest rate cap agreements	$51,223		$51,223
Liabilities
Contingent earn-out obligations for acquisitions	$17,898			$17,898
Temporary equity
Noncontrolling interests subject to put provisions	$1,574,840			$1,574,840

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
As of June 30, 2024, the Company had contingent earn-out obligations associated with business acquisitions that could result in the Company paying the former owners a total of up to approximately $53,279 if certain performance targets or quality margins are met over the next one year to four years. The estimated fair value measurements of these contingent earn-out obligations are primarily based on unobservable inputs, including key financial metrics such as projected earnings before interest, taxes, depreciation, and amortization (EBITDA), revenue and other key performance indicators. The estimated fair values of these contingent earn-out obligations are remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company's credit risk adjusted rate that is used to discount obligations to present value.
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of June 30, 2024, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $205,000. See Notes 16 and 23 to the Company's consolidated financial statements included in the 2023 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations. For a reconciliation of changes in noncontrolling interests subject to put provisions for the three and six months ended June 30, 2024, see the consolidated statement of equity.
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
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at June 30, 2024 at their approximate fair values due to the short-term nature of their settlements.

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
The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Segment revenues:
U.S. dialysis
Dialysis patient service revenues:
External sources	$2,822,187	$2,703,850	$5,547,761	$5,287,782
Intersegment revenues	12,925	20,361	37,389	42,410
U.S. dialysis patient service revenues	2,835,112	2,724,211	5,585,150	5,330,192
Other revenues:
External sources	5,898	6,404	12,021	12,583
Total U.S. dialysis revenues	2,841,010	2,730,615	5,597,171	5,342,775
Other—Ancillary services
Dialysis patient service revenues	238,915	186,835	454,873	362,937
Other external sources	119,722	103,280	242,622	209,766
Intersegment revenues	3,823	1,408	6,570	2,774
Total ancillary services revenues	362,460	291,523	704,065	575,477
Total net segment revenues	3,203,470	3,022,138	6,301,236	5,918,252
Elimination of intersegment revenues	(16,748)	(21,769)	(43,959)	(45,184)
Consolidated revenues	$3,186,722	$3,000,369	$6,257,277	$5,873,068
Segment operating margin (loss):
U.S. dialysis	$550,186	$460,759	$1,075,923	$821,857
Other—Ancillary services	(18,592)	(21,604)	(30,094)	(46,469)
Total segment operating margin	531,594	439,155	1,045,829	775,388
Reconciliation of segment operating income to consolidated income before income taxes:
Corporate administrative support	(25,196)	(33,864)	(55,586)	(58,452)
Consolidated operating income	506,398	405,291	990,243	716,936
Debt expense	(97,747)	(103,507)	(197,165)	(204,281)
Debt prepayment, extinguishment and modification costs	(9,732)	(7,962)	(9,732)	(7,962)
Other (loss) income, net	(27,479)	1,373	(40,120)	5,125
Consolidated income before income taxes	$371,440	$295,195	$743,226	$509,818

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
U.S. dialysis	$160,410	$171,842	$333,262	$338,803
Other—Ancillary services	15,251	11,830	29,482	22,940
	$175,661	$183,672	$362,744	$361,743
Expenditures for property and equipment by reportable segment were as follows:

	Six months ended June 30,
	2024	2023
U.S. dialysis	$211,171	$240,474
Other—Ancillary services	34,569	31,730
	$245,740	$272,204

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
In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of effective tax rates to statutory rates, as well as additional disaggregation of taxes paid in both U.S. and foreign jurisdictions. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently assessing the effect this guidance may have on its consolidated financial statement disclosures.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, statements about our balance sheet and liquidity, our expenses, revenues, billings and collections, patient census, availability or cost of supplies, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, the effects of the recent Change Healthcare (CHC) cybersecurity outage on us or our operations, current macroeconomic, marketplace and labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, capital allocation plans, expenses, cost saving initiatives, other strategic initiatives, use of contract labor, government and commercial payment rates, expectations related to value-based care (VBC), integrated kidney care (IKC), Medicare Advantage (MA) plan enrollment and our international operations, expectations regarding increased competition and marketplace changes, including those related to new or potential entrants in the dialysis and pre-dialysis marketplace and the potential impact of innovative technologies, drugs, or other treatments on the dialysis industry, expectations regarding the impact of our continuing cost-savings initiatives and our stock repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," "could," "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•current macroeconomic and marketplace conditions, including without limitation, the impact of global events and political or governmental volatility; the impact of the domestic political environment and related developments on the current healthcare marketplace and on our business; the continuing impact of the COVID-19 pandemic on our operations, reputation, financial condition and the chronic kidney disease (CKD) population and our patient population; the potential impact of new or potential entrants in the dialysis and pre-dialysis marketplace and potential impact of innovative technologies, drugs, or other treatments on our patients and industry; supply chain challenges and disruptions, including without limitation with respect to certain of our equipment and clinical supplies; elevated teammate turnover or labor costs; the impact of continued increased competition from dialysis providers and others; and our ability to respond to challenging U.S. and global economic and marketplace conditions, including, among other things, our ability to successfully identify cost saving opportunities and to invest in and implement cost saving initiatives;
•the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates; a reduction in the number or percentage of our patients under commercial plans, including, without limitation, as a result of continuing legislative efforts to restrict or prohibit the use and/or availability of charitable premium assistance, or as a result of payor's implementing restrictive plan designs;
•risks arising from potential changes in or new laws, regulations or requirements applicable to us, including, without limitation, those related to healthcare, antitrust matters, including, among others, non-competes and other restrictive covenants, and acquisition, merger, joint venture or similar transactions and/or labor matters, and potential impacts of changes in enforcement thereof or related litigation impacting, among other things, coverage or reimbursement rates for our services or the number of patients enrolled in or that select higher-paying commercial plans, and the risk that we make incorrect assumptions about how our patients will respond to any such developments;
•our ability to attract, retain and motivate teammates and our ability to manage operating cost increases or productivity decreases whether due to union organizing activities, legislative or other changes, demand for labor, volatility and uncertainty in the labor market, the current challenging and highly competitive labor market conditions, or other reasons;
•our ability to successfully implement our strategies with respect to IKC and VBC initiatives and home based dialysis in the desired time frame and in a complex, dynamic and highly regulated environment;

•a reduction in government payment rates under the Medicare End Stage Renal Disease program, state Medicaid or other government-based programs and the impact of the MA benchmark structure;
•noncompliance by us or our business associates with any privacy or security laws or any security breach by us or a third party, such as the recent cyberattack on CHC, including, among other things, any such non-compliance or breach involving the misappropriation, loss or other unauthorized use or disclosure of confidential information;
•legal and compliance risks, such as compliance with complex, and at times, evolving government regulations and requirements, and with additional laws that may apply to our operations as we expand geographically or enter into new lines of business;
•changes in pharmaceutical practice patterns, reimbursement and payment policies and processes, or pharmaceutical pricing, including with respect to oral phosphate binders, among other things;
•our reliance on significant suppliers, service providers and other third party vendors to provide key support to our business operations and enable our provision of services to patients, such as, among others, CHC and suppliers of certain pharmaceuticals or critical clinical products;
•our ability to develop and maintain relationships with physicians and hospitals, changing affiliation models for physicians, and the emergence of new models of care or other initiatives that, among other things, may erode our patient base and impact reimbursement rates;
•our ability to complete and successfully integrate and operate acquisitions, mergers, dispositions, joint ventures or other strategic transactions on terms favorable to us or at all; and our ability to successfully expand our operations and services in markets outside the United States, or to businesses or products outside of dialysis services;
•the variability of our cash flows, including, without limitation, any extended billing or collections cycles including, without limitation, due to defects or operational issues in our billing systems or in the billing systems or services of third parties on which we rely, such as the operational issues at CHC resulting from a recent cyberattack; the risk that we may not be able to generate or access sufficient cash in the future to service our indebtedness or to fund our other liquidity needs; and the risk that we may not be able to refinance our indebtedness as it becomes due, on terms favorable to us or at all;
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

Company Overview
Our principal business is to provide dialysis and related lab services to patients in the United States, which we refer to as our U.S. dialysis business. We also operate our U.S. integrated kidney care (IKC) business, our U.S. other ancillary services, and our international operations, which we collectively refer to as our ancillary services, as well as our corporate administrative support functions. Our U.S. dialysis business is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease (ESRD) or end stage kidney disease (ESKD).
Recent Developments
Change Healthcare
As previously reported, due to a cybersecurity breach that affected Change Healthcare (CHC), a subsidiary of UnitedHealth Group (United) that served as an intermediary for processing the vast majority of our payment claims for domestic commercial and government payors, we suspended all claims processing activity with CHC (CHC Outage). As a result of the CHC Outage, we were unable to submit payment claims through CHC's platform as of February 2024, and therefore, we experienced a significant reduction in cash flow during the period of time in the first and second quarters beginning after the notice of breach was received on February 21, 2024. As a result of the suspension of claims processing activity with CHC, we set up alternative methods to submit Medicare claims for processing and worked to establish additional alternative methods for claim processing. In addition, we worked to mitigate the impact of the outage through other means, including, for example, by securing certain interest-free funding from United and its affiliates (CHC Funding Arrangement).
Based on information provided by CHC and officials investigating the CHC Outage, we have no indication that our systems were infiltrated by the same threat actor that caused the CHC Outage. CHC began to restore claims submission functionality on March 28, 2024, and CHC subsequently presented us with security protocols that had been put in place following the cybersecurity breach. Following an evaluation of these protocols, and in reliance thereon, we resumed claims submissions and billing processes through CHC's information technology systems. As of the date of this filing, through a combination of CHC's platform and the aforementioned alternate billing processes, we are current on our primary claims submissions. However, the CHC Outage, and the resultant delay in claims submissions, led to an increase in our days sales outstanding (DSOs), among other things. While we have been able to submit claims through CHC after March 28, 2024, we continue to experience payment collection delays, and it is too early to know whether we will receive the full expected value for the claims submitted through CHC that were delayed in their original submission as a result of the outage. The bulk of the initial DSO increase related to the CHC Outage has subsided, and we believe DSOs will continue to decline over the next few months as we continue claims submissions and cash collections in the ordinary course.
CHC recently reported that it identified protected health information (PHI), or personally identifiable information (PII), from users of the CHC systems that was potentially impacted by the CHC Outage. To date, we have not been informed that any of our data, including any PHI or PII from our patients, was impacted by the CHC Outage. We understand that the CHC investigation and data forensics is still ongoing and that there is a potential that our data and PHI or PII from our patients may have been impacted by the CHC Outage.
Since receiving the initial notice from CHC regarding the CHC Outage, we have been reviewing and monitoring our information technology infrastructure and network environment, including specifically for the indicators of compromise identified by CHC and its agents. While there can be no assurances, we do not believe our information technology systems have been affected based on the information available to date. We have dedicated and expect to continue to dedicate resources to help resolve the impact of this temporary outage, including, among other things, administrative processes related to collections for services rendered and resolution of disputes such as retractions from and refunds to commercial and government payors, and the CHC Outage may continue to increase the risks associated with billing and collections. While the CHC Outage has not impacted our ability to provide care to our patients in the ordinary course and we do not currently expect the outage to have a material impact on our operations, financial condition or results of operation, the ultimate impact of the CHC Outage remains subject to future developments and risks that are difficult to predict. These risks may include, among other things, a recurrence of system outages or service suspensions or the risk that our information technology systems or our proprietary information and sensitive or confidential data, including PHI or PII, may have been compromised through the CHC Outage, any of which may have a material adverse effect on our business, results of operations, financial condition, cash flows or reputation. For a further discussion of the risks associated with outages, disruptions or incidents at third parties on which we rely, see the risk factors in Part I, Item 1A of our 2023 10-K under the headings, "Failing to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely..." and "Privacy and information security laws are complex…"

General Economic and Marketplace Conditions; Legal and Regulatory Developments
Developments in general economic and market conditions have directly and indirectly impacted the Company and in the future could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, share price, cash flows and/or liquidity. Many of these external factors and conditions are interrelated, including, among other things, inflation, potential interest rate volatility and other economic conditions, labor market conditions, wage pressure, the impact of COVID-19 on the mortality rates of our patients and other ESKD or CKD patients, supply chain challenges and the potential impact and application of innovative technologies, drugs or other treatments. Certain of these impacts could be further intensified by concurrent global events such as the ongoing conflicts between Russia and Ukraine and in Israel, Gaza and the surrounding areas, which have continued to drive sociopolitical and economic uncertainty across the globe.
Operational and Financial Impacts
In the second quarter of 2024, treatment per day volumes were higher compared to the first quarter of 2024. While census gains in the quarter helped to drive this increase, we continue to experience a negative impact on revenue and treatment volume due to, among other things, elevated mortality rates of our patients in comparison to the periods prior to the pandemic and the associated adverse impact on our patient census. Treatment volumes during the year have been and may continue to be adversely impacted by higher than expected missed treatment rates, which to date have been driven primarily by severe weather events. In addition, new-to-dialysis admission rates, treatment volumes, future revenues and non-acquired growth, among other things, could continue to be negatively impacted over time to the extent that the ESKD and CKD populations experience sustained elevated mortality levels. The magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows.
Ongoing global economic conditions and political and regulatory developments, such as general labor, supply chain and inflationary pressures have increased, and will likely continue to increase, our expenses, including, among others, staffing, labor, and supply costs. We have significant suppliers and service providers, with a substantial portion of our total vendor spend concentrated with a limited number of third party suppliers and service providers. These third party suppliers and service providers include, without limitation, providers performing certain key functions for us such as claims processing functions, suppliers of pharmaceuticals or clinical products that may be the primary source of products critical to the services we provide, or to which we have committed obligations to make purchases, sometimes at particular prices. It may be difficult, costly and time consuming for us to transition away from any of these significant suppliers and service providers. We have experienced service disruptions relating to key business functions and supply chain shortages with respect to certain of our equipment and clinical supplies, including critical supplies, and there can be no assurance that our third party suppliers and service providers will provide, or continue to provide, the services or products that we require. If our significant suppliers and service providers do not meet our needs, and we are not able to find adequate alternative sources for these products or services on a timely basis, it could require us to make significant operational changes, could impact our ability to provide dialysis services we offer, and could otherwise have a material adverse impact on our business, results of operations, financial condition and cash flows. We continue to evaluate the risk of future supply chain shortages, including by assessing alternative sources for supplies critical to the services we provide. For further discussion of the risks related to our supplier needs, see the discussion in the risk factors in Part I, Item 1A Risk Factors of our 2023 10-K under the heading, "If certain of our suppliers do not meet our needs..."
We continue to experience elevated levels of compensation compared to the prior year. We expect certain of these increased staffing and labor costs to continue, due to, among other factors, the continuation of a challenging healthcare labor market. The cumulative impact of these increased costs could be material. In addition, potential staffing shortages or other potential developments or disruptions related to our teammates, if material, could ultimately lead to the unplanned closures of certain centers or adversely impact clinical operations, or may otherwise have a material adverse impact on our ability to provide dialysis services or the cost of providing those services, among other things. Our industry has also experienced increased union organizing activities, including the filing of petitions by a union at certain of our clinics in California and at certain of our competitors' clinics, with certain of our competitors' clinics ultimately voting to unionize. We are engaging with our teammates at clinics where union petitions have been filed to respond to these petitions and future elections. Regardless of the outcome of these discussions, other teammates at other clinics may file similar petitions in the future, and these petitions, if filed, may lead to additional elections. If a significant portion of our teammates were to become unionized, we could experience, among other things, potential work stoppages or other business disruptions; adverse impacts to our financial results due to the costs of bargaining or implementing a grievance procedure and processing grievances; decreases in our operational flexibility and efficiency; or negative impacts on our employee culture. In addition, we are and may continue to be subject to targeted corporate campaigns by union organizers in response to which we have been and expect to continue to be required to expend substantial resources, both time and financial. Any of these events or circumstances, including our responses to such events or circumstances, could have a material adverse effect on our employee relations, treatment growth, productivity, business, results of operations, financial condition, cash flows and reputation. For further discussion of the risks related to rising labor costs and union organizing activities, see the discussion in the risk factors in Part I, Item 1A Risk Factors of our 2023 10-K under the heading, "Our business is labor intensive..."
The impact of the pandemic on our patient population combined with the cost inflation trends and the inability of government reimbursement rates to keep pace with these cost trends, have put pressure on our existing cost structure, and we expect that certain of those increased costs will persist as inflationary and supply chain pressures and challenging labor market conditions continue, each as noted above. During the second quarter of 2024, we continued to invest in and implement cost savings initiatives designed to help mitigate these cost and volume pressures. These include identified cost savings related to the achievement of general and administrative cost efficiencies through ongoing initiatives, including, among others, those that increase our use of third party service providers to perform certain activities. These opportunities and investments also include, among others, initiatives relating to clinic optimization, capacity utilization improvement and procurement opportunities, as well as investments in revenue cycle management. We have incurred, and expect to continue to incur, charges in connection with the continued implementation of certain of these initiatives. There can be no assurance that we will be able to successfully execute these initiatives or that they will achieve expectations or succeed in helping offset the impact of these challenging conditions.
Legal and Regulatory Developments
As previously reported, on April 23, 2024, the Federal Trade Commission (FTC) published a final rule that would generally ban all post-employment non-compete clauses with employees and prohibit employers from enforcing existing non-compete clauses in contracts with workers, with limited exceptions. The rule has been enjoined in at least one legal challenge, with a final decision expected in that case by August 30, 2024. The legal challenge may impact FTC's targeted effective date of September 4, 2024. We are continuing to assess the potential impact of the rule on our business, but if the final rule is implemented as currently contemplated, it could have an adverse impact on, among other things, our agreements with teammates, our arrangements with medical directors, or the terms of our existing agreements with physicians. There are also other legislative efforts, including in Congress and more than half of the states' legislatures, that seek to place restrictions on non-compete agreements between employers and workers. While few of these states have passed such legislation that impacted our business, it is possible that similar legislation could be introduced in 2024. Any failure on our part to adequately adjust to this rule, any state follow-on regulations and the potential impact thereof could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
We believe that the aforementioned recent developments and general economic and marketplace conditions will continue to impact the Company in the future. Their ultimate impact depends on future developments that are highly uncertain and difficult to predict.
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the three months ended June 30, 2024 compared to the three months ended March 31, 2024, and the year-to-date periods for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Consolidated results of operations
The following tables summarize our revenues, operating income (loss) and adjusted operating income (loss) by line of business. See the discussion of our results for each line of business following the tables. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Three months ended		Q2 2024 vs. Q1 2024
	June 30, 2024	March 31, 2024	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,841	$2,756	$85	3.1%
Other — Ancillary services	362	342	20	5.8%
Elimination of intersegment revenues	(17)	(27)	10	37.0%
Total consolidated revenues	$3,187	$3,071	$116	3.8%

Operating income (loss):
U.S. dialysis	$550	$526	$24	4.6%
Other — Ancillary services	(19)	(12)	(7)	(58.3)%
Corporate administrative support	(25)	(30)	5	16.7%
Operating income	$506	$484	$22	4.5%

Adjusted operating income (loss)(1):
U.S. dialysis	$550	$491	$59	12.0%
Other — Ancillary services	(19)	(12)	(7)	(58.3)%
Corporate administrative support	(25)	(30)	5	16.7%
Adjusted operating income	$506	$449	$57	12.7%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.

	Six months ended		YTD Q2 2024 vs. YTD Q2 2023
	June 30, 2024	June 30, 2023	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$5,597	$5,343	$254	4.8%
Other — Ancillary services	704	575	129	22.4%
Elimination of intersegment revenues	(44)	(45)	1	2.2%
Total consolidated revenues	$6,257	$5,873	$384	6.5%

Operating income (loss):
U.S. dialysis	$1,076	$822	$254	30.9%
Other — Ancillary services	(30)	(46)	16	34.8%
Corporate administrative support	(56)	(58)	2	3.4%
Operating income	$990	$717	$273	38.1%

Adjusted operating income (loss)(1):
U.S. dialysis	$1,041	$844	$197	23.3%
Other — Ancillary services	(30)	(46)	16	34.8%
Corporate administrative support	(56)	(57)	1	1.8%
Adjusted operating income	$955	$740	$215	29.1%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.

U.S. dialysis results of operations
Treatment volume:

	Three months ended		Q2 2024 vs. Q1 2024
	June 30, 2024	March 31, 2024	Amount	Percent
Dialysis treatments	7,265,444	7,151,512	113,932	1.6%
Average treatments per day	93,147	92,159	988	1.1%
Treatment days	78	78	—	—%
Normalized non-acquired treatment growth(1)	0.4%	0.4%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.

	Six months ended		YTD Q2 2024 vs. YTD Q2 2023
	June 30, 2024	June 30, 2023	Amount	Percent
Dialysis treatments	14,416,956	14,348,669	68,287	0.5%
Average treatments per day	92,654	92,572	82	0.1%
Treatment days	156	155	1	0.6%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
Our U.S. dialysis treatment volume is directly correlated with our operating revenues and expenses. The increase in our U.S. dialysis treatments for the second quarter of 2024 from the first quarter of 2024 was primarily driven by increased average treatments per day due to increased patient count from acquired treatment growth.
The increase in our U.S. dialysis treatments for the six months ended June 30, 2024 from the six months ended June 30, 2023 was primarily driven by one additional treatment day and increased patient count from acquired and non-acquired treatment growth.
Revenues:

	Three months ended		Q2 2024 vs. Q1 2024
	June 30, 2024	March 31, 2024	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,841	$2,756	$85	3.1%
Average patient service revenue per treatment	$390.22	$384.54	$5.68	1.5%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Six months ended		YTD Q2 2024 vs. YTD Q2 2023
	June 30, 2024	June 30, 2023	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$5,597	$5,343	$254	4.8%
Average patient service revenue per treatment	$387.40	$371.48	$15.92	4.3%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
U.S. dialysis average patient service revenue per treatment for the second quarter of 2024 compared to the first quarter of 2024 increased primarily due to normal seasonal improvements driven by patients meeting their co-insurance and deductibles and increases in average reimbursement rates due to normal annual rate increases, partially offset by unfavorable changes in mix.

U.S. dialysis average patient service revenue per treatment for the six months ended June 30, 2024 increased compared to the six months ended June 30, 2023 primarily driven by the increase in average reimbursement rates from normal annual rate increases including Medicare rate increases, as well as revenue cycle improvements, favorable changes in mix and an increase in hospital inpatient dialysis rates.
In June 2024, Centers for Medicare & Medicaid Services (CMS) issued a proposed rule to update the Medicare ESRD Prospective Payment System payment rate and policies for calendar year 2025. Among other things, the proposed rule, if finalized, would allow Medicare payment for dialysis in the home setting for beneficiaries with acute kidney injury and update requirements for the ESRD Quality Incentive Program. CMS estimates that the overall impact of the proposed rule will increase ESRD freestanding facilities’ average reimbursement by 2.1% in 2025.
Operating expenses:

	Three months ended		Q2 2024 vs. Q1 2024
	June 30, 2024	March 31, 2024	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,855	$1,825	$30	1.6%
General and administrative	282	275	7	2.5%
Depreciation and amortization	160	173	(13)	(7.5)%
Equity investment income	(6)	(6)	—	—%
Gain on changes in ownership interest	—	(35)	35	100.0%
Total operating expenses and charges	$2,291	$2,230	$61	2.7%
Patient care costs per treatment	$255.25	$255.13	$0.12	—%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.

	Six months ended		YTD Q2 2024 vs. YTD Q2 2023
	June 30, 2024	June 30, 2023	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$3,679	$3,658	$21	0.6%
General and administrative	556	538	18	3.3%
Depreciation and amortization	333	339	(6)	(1.8)%
Equity investment income	(12)	(14)	2	14.3%
Gain on changes in ownership interest	(35)	—	(35)	(100.0)%
Total operating expenses and charges	$4,521	$4,521	$—	—%
Patient care costs per treatment	$255.19	$254.94	$0.25	0.1%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.
Charges impacting operating income
Closure costs. During the third quarter of 2023, we continued the strategic review of our outpatient clinic capacity requirements and utilization, which have been significantly impacted by declines in our patient census due to the COVID-19 pandemic. This continuing review, begun in the third quarter of 2022, has resulted in higher than normal charges for center capacity closures over the last several quarters. These capacity closure costs include net losses on assets retired, lease termination costs, asset impairments and accelerated depreciation and amortization.
During the second quarter of 2024, we incurred charges for U.S. dialysis center closures of approximately $15.3 million, which increased our patient care costs by $6.5 million, our general and administrative expenses by $8.7 million and our depreciation and amortization expense by $0.1 million. By comparison, during the first quarter of 2024, U.S. dialysis center closures were approximately $14.6 million, which increased our patient care costs by $3.3 million, our general and administrative expenses by $7.1 million and our depreciation and amortization expense by $4.2 million.
During the six months ended June 30, 2024, U.S. dialysis center closures were approximately $29.9 million, which increased our patient care costs by $9.8 million, our general and administrative expenses by $15.8 million and our depreciation and amortization expense by $4.3 million. By comparison, during the six months ended June 30, 2023, U.S. dialysis center closures were approximately $43.3 million, which increased our patient care costs by $18.3 million, our general and administrative expenses by $12.6 million and our depreciation and amortization expense by $12.4 million.
We will continue to optimize our U.S. dialysis center footprint through center mergers and/or closures and expect our center closure rates to remain at elevated levels over the remainder of 2024.
Severance costs. During the fourth quarter of 2022, we committed to a plan to increase efficiencies and cost savings in certain general and administrative support functions. As a result of this plan, we recognized expenses related to termination and other benefit commitments in our U.S. dialysis business. This plan included additional charges of $21.9 million during the six months ended June 30, 2023.
Patient care costs. U.S. dialysis patient care costs per treatment for the second quarter of 2024 increased from the first quarter of 2024 primarily due to increases in other direct operating expenses associated with our dialysis centers, health benefit expense, medical supplies expense, insurance costs and center closure costs. These increases were partially offset by decreased compensation expenses including seasonal decreases in payroll taxes and decreased travel costs. Additionally, our fixed other direct operating expenses positively impacted patient care costs per treatment due to increased treatments in the second quarter of 2024, as well as decreased professional fees and decreased pharmaceutical unit costs.
U.S. dialysis patient care costs per treatment for the six months ended June 30, 2024 increased from the six months ended June 30, 2023 primarily due to increased compensation expenses, including increased wage rates and headcount, as well as increases in insurance costs, medical supplies expense and health benefits expense. These increases were partially offset by decreased contract wages, contributions to charitable organizations, other direct operating expenses associated with our dialysis centers and center closure costs. Patient care costs per treatment were also favorably impacted by decreased IT-related costs, pharmaceutical unit costs, tax and license costs and professional fees. In addition, our fixed other direct operating expenses favorably impacted patient care costs per treatment due to increased treatments in 2024.
General and administrative expenses. U.S. dialysis general and administrative expenses in the second quarter of 2024 increased from the first quarter of 2024 primarily due to increased compensation expenses, professional fees, center closure costs and long-term incentive compensation. These increases were partially offset by a decrease in advocacy costs.
U.S. dialysis general and administrative expenses for the six months ended June 30, 2024 increased from the six months ended June 30, 2023 due to increased advocacy costs, primarily related to a refund received in 2023 related to 2022 advocacy costs, as well as increases in IT-related costs and compensation expenses including increased wage rates. Other drivers of this change include increased professional fees and center closure costs. These increases were partially offset by decreased severance costs, as described above.
Depreciation and amortization. U.S. dialysis depreciation and amortization expenses for the quarter ended June 30, 2024 decreased compared to the quarter ended March 31, 2024 primarily due to decreases in depreciation related to corporate IT projects and accelerated depreciation related to center closures.
U.S. dialysis depreciation and amortization expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 decreased primarily due to decreased accelerated depreciation related to center closures.
Equity investment income. U.S. dialysis equity investment income remained relatively flat for the second quarter of 2024 compared to the first quarter of 2024. Equity investment income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 decreased due to the consolidation of a previously nonconsolidated dialysis partnership in the first quarter of 2024.
Gain on changes in ownership interests. During the first quarter of 2024, we acquired a controlling interest in a previously nonconsolidated dialysis partnership for which we recognized a non-cash gain of $35.1 million on our prior investment upon consolidation.

Operating income and adjusted operating income:

	Three months ended		Q2 2024 vs. Q1 2024
	June 30, 2024	March 31, 2024	Amount	Percent
	(dollars in millions)
Operating income	$550	$526	$24	4.6%
Adjusted operating income(1)	$550	$491	$59	12.0%

(1)For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of Non-GAAP measures" section below.

	Six months ended		YTD Q2 2024 vs. YTD Q2 2023
	June 30, 2024	June 30, 2023	Amount	Percent
	(dollars in millions)
Operating income	$1,076	$822	$254	30.9%
Adjusted operating income(1)	$1,041	$844	$197	23.3%

(1)For a reconciliation of adjusted operating income by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.
U.S. dialysis operating income for the second quarter of 2024 compared to the first quarter of 2024 was impacted by a gain on changes in ownership interest, as described above. U.S. dialysis operating income and adjusted operating income for the second quarter of 2024 compared to the first quarter of 2024 were positively impacted by increased average patient service revenue per treatment and dialysis treatments, as described above. Operating income and adjusted operating income were also positively impacted by decreases in depreciation, as described above, travel costs and compensation expenses, as described above. Operating income and adjusted operating income were negatively impacted by increased other direct operating expenses associated with our dialysis centers, medical supplies expense, health benefit expense and insurance costs.
U.S. dialysis operating income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was impacted by a gain on changes in ownership interest and severance costs, as described above. U.S. dialysis operating income and adjusted operating income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were positively impacted by an increase in average patient service revenue per treatment and dialysis treatments, as described above. Operating income and adjusted operating income for the six months ended June 30, 2024 were also positively impacted by decreases in center closure costs, contributions to charitable organizations, contract wages, other direct operating expenses associated with our dialysis centers and pharmaceutical unit costs. Operating income and adjusted operating income were negatively impacted by increases in compensation expenses, insurance costs, medical supplies expense, advocacy costs including the refund described above, and health benefit expense.
Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of June 30, 2024, these consisted principally of our U.S. IKC business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations.
As of June 30, 2024, DaVita IKC provided integrated care and disease management services to approximately 71,300 patients in risk-based integrated care arrangements and to an additional 15,200 patients in other integrated care arrangements. We also expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include, among other things, healthcare services not related to kidney disease.
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
As of June 30, 2024, our international dialysis operations provided dialysis and administrative services through a total of 452 outpatient dialysis centers located in 13 countries outside of the United States.

Ancillary services results of operations

	Three months ended		Q2 2024 vs. Q1 2024
	June 30, 2024	March 31, 2024	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$114	$116	$(2)	(1.7)%
U.S. other ancillary	7	6	1	16.7%
International	242	219	23	10.5%
Total ancillary services revenues	$362	$342	$20	5.8%

Operating (loss) income:
U.S. IKC	$(34)	$(26)	$(8)	(30.8)%
U.S. other ancillary	(2)	(2)	—	—%
International(1)	17	16	1	6.3%
Total ancillary services operating loss	$(19)	$(12)	$(7)	(58.3)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income and adjusted operating income for the three months ended June 30, 2024 and March 31, 2024 includes foreign currency gains embedded in equity method income recognized from our APAC JV of approximately $0.4 million and $1.5 million, respectively.

	Six months ended		YTD Q2 2024 vs. YTD Q2 2023
	June 30, 2024	June 30, 2023	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$230	$193	$37	19.2%
U.S. other ancillary	13	14	(1)	(7.1)%
International	461	369	92	24.9%
Total ancillary services revenues	$704	$575	$129	22.4%

Operating (loss) income:
U.S. IKC	$(60)	$(77)	$17	22.1%
U.S. other ancillary	(3)	(5)	2	40.0%
International(1)	33	35	(2)	(5.7)%
Total ancillary services operating (loss) income	$(30)	$(46)	$16	34.8%

Adjusted operating (loss) income(2):
U.S. IKC	$(60)	$(76)	$16	21.1%
U.S. other ancillary	(3)	(5)	2	40.0%
International(1)	33	35	(2)	(5.7)%
Total ancillary services adjusted operating (loss) income	$(30)	$(46)	$16	34.8%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income and adjusted operating income for the six months ended June 30, 2024 and June 30, 2023 includes foreign currency gains embedded in equity method income recognized from our Asia Pacific joint venture (APAC JV) of approximately $1.9 million and $0.5 million, respectively.
(2)For a reconciliation of adjusted operating (loss) income by reportable segment, see the “Reconciliations of Non-GAAP measures” section below.

Revenues
IKC revenues for the second quarter of 2024 decreased compared to the first quarter of 2024 due to a decrease in revenues from our special needs plans, partially offset by a net increase in shared savings. U.S. other ancillary revenues for the second quarter of 2024 remained relatively flat compared to the first quarter of 2024. International revenues for the second quarter of 2024 increased compared to the first quarter of 2024 due to acquired treatment growth.
IKC revenues for the six months ended June 30, 2024 increased compared to the six months ended June 30, 2023 due to a net increase in shared savings. U.S. other ancillary services revenues for the six months ended June 30, 2024 remained relatively flat compared to the six months ended June 30, 2023. Our international revenues for the six months ended June 30, 2024 increased from the six months ended June 30, 2023 due to acquired and non-acquired treatment growth and average reimbursement rate increases in certain countries.
Charges impacting operating income
Severance and other costs. During the fourth quarter of 2022, similar to U.S. dialysis, we committed to a plan to increase efficiencies and cost savings in certain general and administrative support functions and other overhead costs. As a result of this plan, we recognized expenses related to termination and other benefit commitments in our IKC business of $0.4 million during the six months ended June 30, 2023.
Operating (loss) income and adjusted operating (loss) income
IKC operating loss for the second quarter of 2024 compared to the first quarter of 2024 was impacted by decreased revenues and increased medical expenses related to our special needs plans, partially offset by a net increase in shared savings. U.S. other ancillary services operating loss for the second quarter of 2024 was relatively flat compared to the first quarter of 2024. International operating income for the second quarter of 2024 increased from the first quarter of 2024 primarily due to increased revenues, as described above, partially offset by acquisition-related costs.
IKC operating loss and adjusted operating loss for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 decreased, primarily due to increases in revenue, as described above, partially offset by continued investments in our integrated care support functions and increased expenses at IKC. Other U.S. ancillary services operating loss for the six months ended June 30, 2024 remained relatively flat compared to the six months ended June 30, 2023. International operating income for the six months ended June 30, 2024 decreased compared to the six months ended June 30, 2023 primarily driven by increased acquisition-related costs, partially offset by increases in revenue, as described above.
Corporate administrative support

	Three months ended		Q2 2024 vs. Q1 2024
	June 30, 2024	March 31, 2024	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(25)	$(30)	$5	16.7%

	Six months ended		YTD Q2 2024 vs. YTD Q2 2023
	June 30, 2024	June 30, 2023	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(56)	$(58)	$2	3.4%
Corporate administrative support expenses for the quarter ended June 30, 2024 compared to the quarter ended March 31, 2024 decreased primarily due to decreased professional fees and a seasonal decrease in payroll taxes. Corporate administrative support expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 decreased primarily due to decreased long-term incentive compensation, partially offset by increased compensation expenses.

Corporate-level charges

	Three months ended		Q2 2024 vs. Q1 2024
	June 30, 2024	March 31, 2024	Amount	Percent
	(dollars in millions)
Debt expense	$98	$99	$(1)	(1.0)%
Debt extinguishment and modification costs	$10	$—	$10	100.0%
Other (loss) income, net	$(27)	$(13)	$(14)	(107.7)%
Effective income tax rate	19.3%	17.7%		1.6%
Effective income tax rate attributable to DaVita Inc.(1)	24.2%	21.5%		2.7%
Net income attributable to noncontrolling interests	$77	$66	$11	16.7%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see the "Reconciliations of Non-GAAP measures" section below.

	Six months ended		YTD Q2 2024 vs. YTD Q2 2023
	June 30, 2024	June 30, 2023	Amount	Percent
	(dollars in millions)
Debt expense	$197	$204	$(7)	(3.4)%
Debt extinguishment and modification costs	$10	$8	$2	25.0%
Other (loss) income, net	$(40)	$5	$(45)	(900.0)%
Effective income tax rate	18.5%	18.2%		0.3%
Effective income tax rate attributable to DaVita Inc.(1)	22.9%	23.9%		(1.0)%
Net income attributable to noncontrolling interests	$143	$123	$20	16.3%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see the "Reconciliations of Non-GAAP measures" section below.
Debt expense
Debt expense for the second quarter of 2024 compared to the first quarter of 2024 and for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 decreased primarily due to a decrease in our weighted average effective interest rate, driven by the Change HealthCare interest-free temporary funding assistance.
Our overall weighted average effective interest rate for the three months ended June 30, 2024 was 4.27% compared to 4.51% for the three months ended March 31, 2024. See Note 7 to the condensed consolidated financial statements for further information on the components of our debt.
Debt prepayment, extinguishment and modification costs
The three and six months ended June 30, 2024 included debt prepayment, extinguishment and modifications costs of $10 million comprised partially of fees incurred in connection with the extension of the maturity date of a portion of our Term Loan B-1 from August 2026 to May 2031 (the Term Loan B-1 Extension) and partially of deferred financing costs and original issue discount written off for the portion of debt considered extinguished and reborrowed as a result of the Term Loan B-1 Extension. See Note 7 to the condensed consolidated financial statements for further information on the Term Loan B-1 Extension and the components of our debt.
Other (loss) income, net
Other loss for the second quarter of 2024 increased compared to the first quarter of 2024 primarily due to an increase in equity investment losses at Mozarc Medical Holding LLC (Mozarc). Other loss for the six months ended June 30, 2024 compared to other income for the six months ended June 30, 2023 was primarily driven by increased equity investment losses in Mozarc, including the $14.0 million gain recognized in the second quarter of 2023 on the non-cash assets contributed to Mozarc, partially offset by a decrease in net losses on other investments.

Effective income tax rate
The effective income tax rate and the effective income tax rate attributable to DaVita Inc. increased for the second quarter of 2024 compared to the first quarter of 2024 primarily due to benefits recognized in the first quarter of 2024 from stock-based compensation.
The effective income tax rate for the six months ended June 30, 2024 increased compared to the six months ended June 30, 2023 primarily due to a reduction in benefits recognized for the portion of our earnings attributable to non-controlling interests, partially offset by an increase in benefits recognized in 2024 for forecasted tax credits and a nontaxable noncash gain on change in ownership.
The effective income tax rate attributable to DaVita Inc. for the six months ended June 30, 2024 decreased compared to the six months ended June 30, 2023 primarily due to an increase in benefits recognized in 2024 for forecasted tax credits and a nontaxable noncash gain on change in ownership.
Net income attributable to noncontrolling interests
The increase in net income attributable to noncontrolling interests for the second quarter of 2024 from the first quarter of 2024 and for the six months ended June 30, 2024 from the six months ended June 30, 2023 was due to increased profitability at certain U.S. dialysis partnerships.
U.S. dialysis accounts receivable
Our U.S. dialysis accounts receivable balances at June 30, 2024 and December 31, 2023 were $1.812 billion and $1.632 billion, respectively, representing approximately 59 and 54 days of revenue outstanding (DSO), respectively. The increase in DSO is primarily due to payment collection delays related to the CHC Outage, described above. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes from the first quarter of 2024 to the second quarter of 2024 in the carrying amount of accounts receivable outstanding over one year old.

Liquidity and capital resources
The following table summarizes our major sources and uses of cash, cash equivalents and restricted cash:

	Six months ended June 30,		YTD Q2 2024 vs. YTD Q2 2023
	2024	2023	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$606	$417	$189	45.3%
Non-cash items in net income	422	417	5	1.2%
Other working capital changes	(353)	88	(441)	(501.1)%
Other	(10)	(9)	(1)	(11.1)%
	$664	$913	$(249)	(27.3)%

Net cash used in investing activities:
Maintenance capital expenditures(1)	$(171)	$(194)	$23	11.9%
Development capital expenditures(2)	(74)	(78)	4	5.1%
Acquisition expenditures	(158)	(3)	(155)	(5,166.7)%
Proceeds from sale of self-developed properties	9	2	7	350.0%
Other	18	(191)	209	109.4%
	$(377)	$(464)	$87	18.8%

Net cash used in financing activities:
Debt issuances (payments), net	$600	$(210)	$810	385.7%
Deferred and debt related financing costs	(20)	(45)	25	55.6%
Distributions to noncontrolling interests	(107)	(124)	17	13.7%
Contributions from noncontrolling interests	8	7	1	14.3%
Stock award exercises and other share issuances	(86)	(44)	(42)	(95.5)%
Share repurchases	(613)	—	(613)	(100.0)%
Other	(26)	43	(69)	(160.5)%
	$(244)	$(373)	$129	34.6%

Total number of shares repurchased	4,774	—	4,774	100.0%

Free cash flow(3)	$327	$525	$(198)	(37.7)%
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
(2)Development capital expenditures principally represent capital expenditures (other than acquisition expenditures) made to expand the productive capacity of the business and include those for new U.S. and international dialysis center developments, dialysis center expansions and relocations, and new or expanded contracted hospital operations.
(3)For a reconciliation of our free cash flow, see the "Reconciliations of Non-GAAP measures" section below.
Consolidated cash flows
Consolidated cash flows from operating activities during the six months ended June 30, 2024 decreased compared to the six months ended June 30, 2023. The decrease was principally due to decreased cash collections resulting from the CHC Outage, described above, combined with increased cash taxes paid and decreases in other working capital items, partially offset by improved operating results.
CHC began to restore claims submission functionality on March 28, 2024 and we have resumed submission of most of our commercial claims through CHC's platform, although we continue to experience payment collection delays. As of June 30, 2024, the CHC Outage, described above, continue to affect our ability to submit some claims, resulting in an increase in our patient accounts receivable balances and DSO, which ultimately negatively impacted our net cash provided by operating activities and resulted in an increase in outstanding borrowings. During the second quarter of 2024, accounts receivable balances and DSO have declined and are expected to continue to decline.
Free cash flow during the six months ended June 30, 2024 decreased as compared to the six months ended June 30, 2023 primarily due to a decrease in net cash provided by operating activities, as described above, partially offset by a decrease in capital expenditures.
Significant sources of cash during the period included the extension of the maturity date from August 2026 to May 2031 for a portion of our Term Loan B-1 (the Extended Term Loan B-1 transaction) in the aggregate principal amount of approximately $1,640 million, (such portion referred to as the Extended Term Loan B-1), Change Healthcare temporary funding assistance of $393 million, net, pursuant to the CHC Funding Arrangement and a net draw of $260 million on our revolving line of credit in the six months ended June 30, 2024. Significant uses of cash during that same period included debt prepayments on Term Loan B-1 of $1,640 million as part of the Extended Term Loan B-1 transaction, and regularly scheduled principal payments under our senior secured credit facilities totaling approximately $16 million on our Term Loan A-1 and $14 million on Term Loan B-1, as well as additional required payments under other debt arrangements. Additionally, we recognized financing cash outflows of $13 million in deferred financing costs and discount related to the Fourth Amendment to the Senior Secured Credit Agreement Extended Term Loan B-1 transaction and $7 million in cap premium fees for our 2024 forward interest cap agreements. In addition, during the six months ended June 30, 2024 we used cash to repurchase 4,774,415 shares of our common stock.
By comparison, the same period in 2023 included the pay off of the remaining principal balance outstanding on our prior Term Loan A and prior revolving line of credit in the amount of $1,444 million and $150 million, respectively, and regularly scheduled and other principal payments under our senior secured credit facilities totaling approximately $54 million on our prior Term Loan A and $43 million on Term Loan B-1, as well as additional required payments under other debt arrangements. Additionally, we recognized financing cash outflows of $30 million in deferred financing costs related to the Second and Third Amendments to the Senior Secured Credit Agreement and $15 million in cap premium fees for our 2023 forward interest cap agreements. Significant sources of cash during the period included the refinancing of our prior Term Loan A and revolving line of credit with a secured Term Loan A-1 facility in the aggregate principal amount of $1,250 million and a secured revolving line of credit with a net draw of $285 million in the six months ended June 30, 2023.
Dialysis center footprint
The table below shows the footprint of our dialysis operations by number of dialysis centers owned or operated:

	U.S.				International
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Number of centers operated at beginning of period	2,665	2,707	2,675	2,724	427	351	367	350
Acquired centers	3	—	12	—	23	2	90	2
Developed centers	7	10	9	13	1	2	1	5
Net change in non-owned managed or administered centers(1)	—	2	(8)	2	3	—	—	—
Sold and closed centers(2)	(1)	(3)	(9)	(3)	(2)	—	(2)	(2)
Closed centers(3)	(2)	(13)	(7)	(33)	—	(2)	(4)	(2)
Number of centers operated at end of period	2,672	2,703	2,672	2,703	452	353	452	353

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

Stock repurchases
The following table summarizes our common stock repurchases during the three and six months ended June 30, 2024:

	Three months ended June 30, 2024			Six months ended June 30, 2024
	Shares repurchased	Amount paid (in millions)	Average paid per share	Shares repurchased	Amount paid (in millions)	Average paid per share
Open market repurchases:	2,655,000	$376	$140.14	4,774,415	$616	$127.98
The Company did not repurchase any shares during the three and six months ended June 30, 2023.
Available liquidity
As of June 30, 2024, we had $1,240 million available and $260 million drawn on our $1.5 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of June 30, 2024. We separately had approximately $154 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
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
In connection with a comment letter from the Securities and Exchange Commission Staff, beginning in the second quarter of 2024, we have updated the presentation of our non-GAAP measures to no longer exclude center closure costs for all periods presented. To facilitate comparisons, the non-GAAP measures presented for prior periods also have been conformed to the presentation of the non-GAAP measures for the current period.
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
Finally, our free cash flow represents net cash provided by operating activities less distributions to noncontrolling interests, development capital expenditures, and maintenance capital expenditures; plus contributions from noncontrolling interests and proceeds from the sale of self-developed properties. Management uses this measure to assess our ability to fund acquisitions and meet our debt service obligations and we believe this measure is equally useful to investors and analysts as an adjunct to cash flows from operating activities and other measures under GAAP.

It is important to bear in mind that these non-GAAP "adjusted" measures are not measures of financial performance under GAAP and should not be considered in isolation from, nor as substitutes for, their most comparable GAAP measures.

	Three months ended June 30, 2024
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$550	$(34)	$(2)	$17	$(19)	$(25)	$506
Adjusted operating income (loss)(3)	$550	$(34)	$(2)	$17	$(19)	$(25)	$506

	Three months ended March 31, 2024
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$526	$(26)	$(2)	$16	$(12)	$(30)	$484
Gain on changes in ownership interest(1)	(35)						(35)
Adjusted operating income (loss)(3)	$491	$(26)	$(2)	$16	$(12)	$(30)	$449

	Six months ended June 30, 2024
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$1,076	$(60)	$(3)	$33	$(30)	$(56)	$990
Gain on changes in ownership interest(1)	(35)						(35)
Adjusted operating income (loss)(3)	$1,041	$(60)	$(3)	$33	$(30)	$(56)	$955

	Six months ended June 30, 2023
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$822	$(77)	$(5)	$35	$(46)	$(58)	$717
Severance and other costs(2)	22	—			—	1	23
Adjusted operating income (loss)(3)	$844	$(76)	$(5)	$35	$(46)	$(57)	$740
Certain columns or rows in the above tables may not sum or recalculate due to the presentation of rounded numbers.

(1)Represents a non-cash gain recognized on the acquisition of a controlling financial interest in a previously nonconsolidated dialysis partnership. See additional discussion above under the heading "Gain on changes in ownership interests" within "U.S. dialysis results of operations". This gain to mark the investment to fair value prior to consolidation does not represent a normal and recurring cost of operating our business or generating revenues and may obscure analysis of underlying trends and financial performance.
(2)Includes severance and other termination costs related to a prior strategic restructuring initiative and associated transition of certain general and administrative support functions to a third party. See additional discussion above under the heading "Severance costs" within "U.S. dialysis results of operations" and "Severance and other costs" within "Ancillary services results of operations".
(3)In connection with the conclusion of a comment letter from the Securities and Exchange Commission Staff in July 2024, beginning in the second quarter 2024, we have updated the presentation of our non-GAAP measures to no longer exclude center closure costs for all periods presented. To facilitate comparisons, the non-GAAP measures presented for prior periods also have been conformed to the presentation of the non-GAAP measures for the current period.

	Three months ended		Six months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
	(dollars in millions)		(dollars in millions)
Income before income taxes	$371	$372	$743	$510
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(78)	(66)	(144)	(123)
Income before income taxes attributable to DaVita Inc.	$294	$305	$599	$386
Income tax expense	$72	$66	$137	$93
Less: Income tax attributable to noncontrolling interests	—	—	(1)	(1)
Income tax expense attributable to DaVita Inc.	$71	$66	$137	$92
Effective income tax rate on income attributable to DaVita Inc.	24.2%	21.5%	22.9%	23.9%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Six months ended
	June 30, 2024	June 30, 2023
	(dollars in millions)
Net cash provided by operating activities	$664	$913
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Distributions to noncontrolling interests	(107)	(124)
Contributions from noncontrolling interests	8	7
Maintenance capital expenditures	(171)	(194)
Development capital expenditures	(74)	(78)
Proceeds from sale of self-developed properties	9	2
Free cash flow	$327	$525
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
As of June 30, 2024, we have outstanding letters of credit in the aggregate amount of approximately $154 million under a bilateral secured letter of credit facility separate from our senior secured credit facilities.
As of June 30, 2024, we have outstanding purchase agreements with various suppliers to purchase set amounts of dialysis equipment, parts, pharmaceuticals and supplies. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier, as described further in Note 16 to the Company's consolidated financial statements included in our 2023 10-K.
On March 5, 2024, we entered into four separate purchase agreements with Fresenius Medical Care to acquire their dialysis service operations in Chile, Ecuador, Colombia and Brazil. Chile and Ecuador closed during the first six months of 2024. Colombia and Brazil are expected to close during the second half of 2024 and remain subject to customary closing conditions and regulatory approval as of June 30, 2024. Expected cash payments for these remaining transactions are approximately $180 million, subject to certain customary adjustments.
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
The table below provides information about our financial instruments that are sensitive to changes in interest rates as of June 30, 2024. For further information on the components of the Company's long-term debt and their interest rates, see Note 7 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q at Part I Item 1.

	Expected maturity date								Average interest rate	Fair value(1)
	2024	2025	2026	2027	2028	2029	Thereafter	Total
	(dollars in millions)
Long-term debt:
Fixed rate	$409	$37	$48	$36	$32	$23	$4,369	$4,954	4.07%	$4,229
Variable rate	$56	$110	$992	$99	$1,263	$18	$1,556	$4,094	4.64%	$4,084

(1)Represents the fair value of the Company’s long-term debt excluding financing leases. See Note 7 to the condensed consolidated financial statements for further details.
The scheduled principal payments for all debt that bears a variable rate by its terms, including all of Term Loan B-1, Extended Term Loan B-1, Term Loan A-1 and the revolving line of credit, have been included on the variable rate line of the schedule of expected maturities above and have been included in the calculation of the average variable interest rate presented. Additionally, the Change Healthcare temporary funding assistance, which is interest-free, has been included in the fixed rate line of the schedule of expected maturities and the calculation of the average fixed interest rate presented above.
However, principal amounts of $950 million for Term Loan B-1, $1,640 million for Extended Term Loan B-1 and $910 million of Term Loan A-1 (the capped debt) were effectively hedged by our 2019 interest rate cap agreements through June 30, 2024, with additional caps from our 2023 and 2024 interest rate cap agreements extending for further periods. As of June 30, 2024, applicable SOFR rates were above the 2.00% threshold of our cap agreements making the interest rates on this capped debt "economically fixed". As a result, as of June 30, 2024, total fixed and economically fixed debt was $8,454 million, with an average interest rate of 4.13%, while total variable rate debt not subject to caps was $594 million with an average rate of 7.51%.
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
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements as of June 30, 2024. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as required by the Exchange Act as of such date for our Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during the second quarter of 2024.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
April 1-30, 2024	—	$—	—	$1,072,904
May 1-31, 2024	1,375	138.48	1,375	$882,449
June 1-30, 2024	1,280	141.92	1,280	$700,748
	2,655	$140.14	2,655

(1)Excludes commissions and the 1% excise tax imposed by the Inflation Reduction Act of 2022.
As of August 2, 2024, we had approximately $543 million, excluding excise taxes, available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2024.

Item 6.    Exhibits

Exhibit
Number

10.1	Fourth Amendment, dated as of May 9, 2024, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender. (1)

31.1	Certification of the Chief Executive Officer, dated August 6, 2024, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 6, 2024, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 6, 2024, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 6, 2024, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Included in this filing.
(1)	Filed on May 13, 2024 as an exhibit to the Company's Current Report on Form 8-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Chief Accounting Officer*
Date: August 6, 2024

*	Mr. Berry has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.