Form 10-Q
period 2024-09-30
DAVITA INC.
filed 2024-10-29
CIK 927066

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of October 25, 2024, the number of shares of the registrant’s common stock outstanding was approximately 82.0 million shares.

DAVITA INC.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Dialysis patient service revenues	$3,138,561	$2,951,950	$9,141,195	$8,602,669
Other revenues	125,029	169,382	379,672	391,731
Total revenues	3,263,590	3,121,332	9,520,867	8,994,400
Operating expenses:
Patient care costs	2,151,875	2,067,315	6,373,150	6,181,348
General and administrative	393,534	376,883	1,123,859	1,072,513
Depreciation and amortization	187,014	188,423	549,758	550,166
Equity investment income, net	(3,711)	(7,228)	(15,874)	(22,502)
Gain on changes in ownership interest	—	—	(35,147)	—
Total operating expenses	2,728,712	2,625,393	7,995,746	7,781,525
Operating income	534,878	495,939	1,525,121	1,212,875
Debt expense	(134,583)	(98,080)	(331,748)	(302,361)
Debt prepayment, extinguishment and modification costs	(10,081)	—	(19,813)	(7,962)
Other loss, net	(16,780)	(19,650)	(56,900)	(14,525)
Income before income taxes	373,434	378,209	1,116,660	888,027
Income tax expense	77,674	68,848	215,168	161,621
Net income	295,760	309,361	901,492	726,406
Less: Net income attributable to noncontrolling interests	(81,072)	(62,729)	(224,479)	(185,536)
Net income attributable to DaVita Inc.	$214,688	$246,632	$677,013	$540,870

Earnings per share attributable to DaVita Inc.:
Basic net income	$2.56	$2.70	$7.86	$5.95
Diluted net income	$2.50	$2.62	$7.66	$5.80

Weighted average shares for earnings per share:
Basic shares	83,721	91,322	86,123	90,937
Diluted shares	85,795	94,041	88,422	93,317
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$295,760	$309,361	$901,492	$726,406
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on interest rate cap agreements:
Unrealized (losses) gains	(21,576)	6,996	(2,340)	28,305
Reclassifications of net realized gains into net income	(1,870)	(21,198)	(45,539)	(55,895)
Unrealized gains (losses) on foreign currency translation:	56,202	(47,644)	(62,371)	27,878
Other comprehensive income (loss)	32,756	(61,846)	(110,250)	288
Total comprehensive income	328,516	247,515	791,242	726,694
Less: Comprehensive income attributable to noncontrolling interests	(81,072)	(62,729)	(224,479)	(185,536)
Comprehensive income attributable to DaVita Inc.	$247,444	$184,786	$566,763	$541,158
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$1,070,775	$380,063
Restricted cash and equivalents	87,869	84,571
Short-term investments	20,996	11,610
Accounts receivable	2,267,365	1,986,856
Inventories	128,999	143,105
Other receivables	359,485	422,669
Prepaid and other current assets	96,989	102,645
Income tax receivable	4,522	6,387
Total current assets	4,037,000	3,137,906
Property and equipment, net of accumulated depreciation of $6,174,254 and $5,759,514, respectively	2,939,620	3,073,533
Operating lease right-of-use assets	2,418,350	2,501,364
Intangible assets, net of accumulated amortization of $29,374 and $38,445, respectively	197,854	203,224
Equity method and other investments	430,483	545,848
Long-term investments	33,844	47,890
Other long-term assets	218,956	271,253
Goodwill	7,227,630	7,112,560
	$17,503,737	$16,893,578
LIABILITIES AND EQUITY
Accounts payable	$488,244	$514,533
Other liabilities	927,530	828,878
Accrued compensation and benefits	806,149	752,598
Current portion of operating lease liabilities	404,540	394,399
Current portion of long-term debt	296,255	123,299
Income tax payable	21,268	28,507
Total current liabilities	2,943,986	2,642,214
Long-term operating lease liabilities	2,237,135	2,330,389
Long-term debt	9,260,331	8,268,334
Other long-term liabilities	183,030	183,074
Deferred income taxes	659,581	726,217
Total liabilities	15,284,063	14,150,228
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,633,011	1,499,288
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 90,132 and 82,624 shares issued and outstanding at September 30, 2024, respectively, and 88,824 shares issued and outstanding at December 31, 2023)	90	89
Additional paid-in capital	295,637	509,804
Retained earnings	1,275,301	598,288
Treasury stock (7,508 and zero shares, respectively)	(1,021,979)	—
Accumulated other comprehensive loss	(162,334)	(52,084)
Total DaVita Inc. shareholders' equity	386,715	1,056,097
Noncontrolling interests not subject to put provisions	199,948	187,965
Total equity	586,663	1,244,062
	$17,503,737	$16,893,578
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$901,492	$726,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	549,758	550,166
Loss on extinguishment of debt	12,527	7,132
Stock-based compensation expense	75,392	82,313
Deferred income taxes	(53,713)	(17,767)
Equity investment loss, net	91,100	40,121
Gain on changes in ownership interest	(35,147)	—
Other non-cash losses, net	24,159	1,633
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(175,643)	118,148
Inventories	20,495	290
Other current assets	72,477	31,842
Other long-term assets	(12,858)	1,101
Accounts payable	(43,414)	(33,837)
Accrued compensation and benefits	27,314	65,279
Other current liabilities	35,646	10,822
Income taxes	(7,528)	(1,878)
Other long-term liabilities	(7,646)	(7,945)
Net cash provided by operating activities	1,474,411	1,573,826
Cash flows from investing activities:
Additions of property and equipment	(384,786)	(409,011)
Acquisitions	(161,210)	(7,990)
Proceeds from asset and business sales	17,937	24,907
Purchase of debt investments held-to-maturity	(15,319)	(30,419)
Purchase of other debt and equity investments	(8,784)	(6,693)
Proceeds from debt investments held-to-maturity	22,092	94,414
Proceeds from sale of other debt and equity investments	4,558	3,930
Purchase of equity method investments	(4,497)	(276,006)
Distributions from equity method investments	6,554	3,364
Net cash used in investing activities	(523,455)	(603,504)
Cash flows from financing activities:
Borrowings	6,623,634	2,468,335
Payments on long-term debt	(5,437,907)	(2,992,248)
Deferred and debt related financing costs	(46,011)	(53,466)
Purchase of treasury stock	(1,020,550)	—
Distributions to noncontrolling interests	(229,236)	(203,381)
Net payments related to stock purchases and awards	(112,496)	(41,155)
Contributions from noncontrolling interests	10,623	11,579
Proceeds from sales of additional noncontrolling interests	860	50,962
Purchases of noncontrolling interests	(40,751)	(7,875)
Net cash used in financing activities	(251,834)	(767,249)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,112)	3,063
Net increase in cash, cash equivalents and restricted cash	694,010	206,136
Cash, cash equivalents and restricted cash at beginning of the year	464,634	338,989
Cash, cash equivalents and restricted cash at end of the period	$1,158,644	$545,125
    See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended September 30, 2024
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at June 30, 2024	$1,574,840	89,855	$90	$383,235	$1,060,613	(4,774)	$(615,948)	$(195,090)	$632,900	$217,116
Comprehensive income:
Net income	56,417				214,688				214,688	24,655
Other comprehensive loss								32,756	32,756
Stock award plan		277		(34,002)					(34,002)
Stock-settled stock-based compensation expense				25,359					25,359
Changes in noncontrolling interest from:
Distributions	(79,621)									(42,405)
Contributions	2,420									582
Fair value remeasurements	78,955			(78,955)					(78,955)
Purchase of treasury stock						(2,734)	(406,031)		(406,031)
Balance at September 30, 2024	$1,633,011	90,132	$90	$295,637	$1,275,301	(7,508)	$(1,021,979)	$(162,334)	$386,715	$199,948

	Nine months ended September 30, 2024
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2023	$1,499,288	88,824	$89	$509,804	$598,288	—	$—	$(52,084)	$1,056,097	$187,965
Comprehensive income:
Net income	158,475				677,013				677,013	66,004
Other comprehensive loss								(110,250)	(110,250)
Stock award plan		1,308	1	(127,701)					(127,700)
Stock-settled stock-based compensation expense				72,122					72,122
Changes in noncontrolling interest from:
Distributions	(152,702)									(76,534)
Contributions	8,548									2,075
Acquisitions and divestitures				491					491	20,438
Partial purchases	(36,499)			(3,178)					(3,178)
Fair value remeasurements	155,901			(155,901)					(155,901)
Purchase of treasury stock						(7,508)	(1,021,979)		(1,021,979)
Balance at September 30, 2024	$1,633,011	90,132	$90	$295,637	$1,275,301	(7,508)	$(1,021,979)	$(162,334)	$386,715	$199,948

	Three months ended September 30, 2023
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at June 30, 2023	$1,423,549	91,271	$91	$555,680	$468,725	—	$—	$(7,052)	$1,017,444	$188,626
Comprehensive income:
Net income	44,572				246,632				246,632	18,157
Other comprehensive income								(61,846)	(61,846)
Stock award plan		77		(4,750)					(4,750)
Stock-settled stock-based compensation expense				27,071					27,071
Changes in noncontrolling interest from:
Distributions	(52,382)									(26,821)
Contributions	4,493									140
Partial purchases				(179)					(179)	(27)
Fair value remeasurements	25,171			(25,171)					(25,171)
Balance at September 30, 2023	$1,445,403	91,348	$91	$552,651	$715,357	—	$—	$(68,898)	$1,199,201	$180,075

	Nine months ended September 30, 2023
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2022	$1,348,908	90,411	$90	$606,935	$174,487	—	$—	$(69,186)	$712,326	$163,566
Comprehensive income:
Net income	131,523				540,870				540,870	54,013
Other comprehensive income								288	288
Stock award plan		937	1	(53,353)					(53,352)
Stock-settled stock-based compensation expense				80,579					80,579
Changes in noncontrolling interest from:
Distributions	(133,656)									(69,725)
Contributions	10,102									1,477
Acquisitions and divestitures				13,077					13,077	30,776
Partial purchases	(700)			(5,361)					(5,361)	(32)
Fair value remeasurements	89,226			(89,226)					(89,226)
Balance at September 30, 2023	$1,445,403	91,348	$91	$552,651	$715,357	—	$—	$(68,898)	$1,199,201	$180,075
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
2.     Revenue recognition
The following tables summarize the Company's segment revenues by primary payor source:

	Three months ended September 30, 2024			Three months ended September 30, 2023
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,641,645	$	$1,641,645	$1,515,860	$	$1,515,860
Medicaid and Managed Medicaid	216,664		216,664	207,327		207,327
Other government	86,680	196,257	282,937	90,549	128,980	219,529
Commercial	954,807	58,648	1,013,455	965,331	68,192	1,033,523
Other revenues:
Medicare and Medicare Advantage		104,217	104,217		137,149	137,149
Medicaid and Managed Medicaid		(25)	(25)		331	331
Commercial		3,735	3,735		16,063	16,063
Other(1)	6,204	13,496	19,700	6,239	11,832	18,071
Eliminations of intersegment revenues	(16,140)	(2,598)	(18,738)	(24,289)	(2,232)	(26,521)
Total	$2,889,860	$373,730	$3,263,590	$2,761,017	$360,315	$3,121,332

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	U.S. dialysis	Other - Ancillary services	Consolidated	U.S. dialysis	Other - Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$4,760,340	$	$4,760,340	$4,538,264	$	$4,538,264
Medicaid and Managed Medicaid	641,738		641,738	629,118		629,118
Other government	249,605	518,565	768,170	265,119	376,530	641,649
Commercial	2,833,263	191,212	3,024,475	2,676,758	183,578	2,860,336
Other revenues:
Medicare and Medicare Advantage		304,760	304,760		317,624	317,624
Medicaid and Managed Medicaid		816	816		1,296	1,296
Commercial		20,875	20,875		20,888	20,888
Other(1)	18,224	44,165	62,389	18,822	38,108	56,930
Eliminations of intersegment revenues	(53,528)	(9,168)	(62,696)	(66,698)	(5,007)	(71,705)
Total	$8,449,642	$1,071,225	$9,520,867	$8,061,383	$933,017	$8,994,400

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
For its IKC business, the Company recognized revenues for performance obligations satisfied in previous years of $58,403 and $75,949 during the nine months ended September 30, 2024 and 2023, respectively. The delay in recognition of these amounts resulted predominantly from measurement limitations and recognition constraints on the Company's VBC contracts with health plans, many of which are complex and relatively new arrangements. Recognition of revenue from the Company's government Comprehensive Kidney Care Contracting (CKCC) program also have certain constraints for plan years 2023 and 2024.
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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income attributable to DaVita Inc.	$214,688	$246,632	$677,013	$540,870
Weighted average shares outstanding:
Basic shares	83,721	91,322	86,123	90,937
Assumed incremental from stock plans	2,074	2,719	2,299	2,380
Diluted shares	85,795	94,041	88,422	93,317
Basic net income per share attributable to DaVita Inc.	$2.56	$2.70	$7.86	$5.95
Diluted net income per share attributable to DaVita Inc.	$2.50	$2.62	$7.66	$5.80

Anti-dilutive stock-settled awards excluded from calculation(1)	11	271	135	615

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
4.     Short-term and long-term investments
The Company’s short-term and long-term investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	September 30, 2024			December 31, 2023
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$15,296	$—	$15,296	$22,109	$—	$22,109
Investments in mutual funds and common stocks	—	39,544	39,544	—	37,391	37,391
	$15,296	$39,544	$54,840	$22,109	$37,391	$59,500
Short-term investments	$15,296	$5,700	$20,996	$7,110	$4,500	$11,610
Long-term investments	—	33,844	33,844	14,999	32,891	47,890
	$15,296	$39,544	$54,840	$22,109	$37,391	$59,500
Debt securities. The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. Typically, any long-term debt investments are bank time deposits with contractual maturities longer than one year. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximated their fair values at September 30, 2024 and December 31, 2023.
Equity securities. Substantially all of the Company's short-term and long-term equity investments are held within a trust to fund existing obligations associated with the Company’s non-qualified deferred compensation plans.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

5.     Goodwill
Changes in the carrying value of goodwill by reportable segment were as follows:

	U.S. dialysis	Other — Ancillary services	Consolidated
Balance at December 31, 2022	$6,416,825	$659,785	$7,076,610
Acquisitions	—	25,723	25,723
Impairment charges	—	(26,083)	(26,083)
Foreign currency and other adjustments	—	36,310	36,310
Balance at December 31, 2023	6,416,825	695,735	7,112,560
Acquisitions	102,082	37,524	139,606
Divestitures	(1,687)	(1,506)	(3,193)
Foreign currency and other adjustments	—	(21,343)	(21,343)
Balance at September 30, 2024	$6,517,220	$710,410	$7,227,630

Balance at September 30, 2024:
Goodwill	$6,517,220	$860,669	$7,377,889
Accumulated impairment charges	—	(150,259)	(150,259)
	$6,517,220	$710,410	$7,227,630
The Company did not recognize any goodwill impairment charges during the nine months ended September 30, 2024 and 2023.
The Company performed various annual impairment assessments during the nine months ended September 30, 2024, with no impairment indicated. None of the Company's various reporting units were considered at risk of significant goodwill impairment as of September 30, 2024.
6.    Equity method and other investments
The Company maintains equity method and other minor investments in the private securities of certain other healthcare and healthcare-related businesses as follows:

	September 30, 2024	December 31, 2023
Mozarc Medical Holding LLC	$238,572	$324,711
APAC joint venture	66,833	98,865
Other equity method partnerships	103,303	107,282
Adjusted cost method and other investments	21,775	14,990
	$430,483	$545,848
During the nine months ended September 30, 2024 and 2023 the Company recognized equity investment income of $15,874 and $22,502, respectively, from its equity method investments in nonconsolidated dialysis partnerships. The Company also recognized equity investment losses from other equity method investments of $(86,821) and $(38,653) in other loss, net during the nine months ended September 30, 2024 and 2023, respectively.
See Note 8 to the Company's consolidated financial statements included in the 2023 10-K for further description of the Company's equity method investments.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

7.     Long-term debt
Long-term debt comprised the following:

				As of September 30, 2024
	September 30, 2024	December 31, 2023	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A-1	$2,289,022	$1,234,375	4/28/2028	Base +1.75%(2)	$2,277,577
Term Loan B-1	—	2,603,786	8/12/2026		$—
Extended Term Loan B-1	1,640,251		5/9/2031	SOFR + 2.00%	$1,638,201
Revolving line of credit	—	—	4/28/2028	Base +1.75%(2)	$—
Senior Notes:
4.625% Senior Notes	2,750,000	2,750,000	6/1/2030	4.625%	$2,622,813
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,350,000
6.875% Senior Notes	1,000,000	—	9/1/2032	6.875%	$1,035,000
Acquisition obligations and other notes payable(3)	87,945	102,328	2024-2036	6.55%	$87,945
Financing lease obligations(4)	236,722	255,491	2025-2040	4.62%
CHC temporary funding assistance(5)	119,814			—%	$119,814
Total debt principal outstanding	9,623,754	8,445,980
Discount, premium and deferred financing costs(6)	(67,168)	(54,347)
	9,556,586	8,391,633
Less current portion	(296,255)	(123,299)
	$9,260,331	$8,268,334

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
(2)The Company's senior secured credit facilities bear interest at Term SOFR, plus an interest rate margin, with certain portions also subject to a credit spread adjustment (CSA). Term SOFR plus CSA is referred to as "Base" in the table above. The Term Loan A-1 and revolving line of credit bear a CSA of 0.10%.
(3)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and variable interest rate components in effect as of September 30, 2024.
(4)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.
(5)The Change Healthcare (CHC) temporary funding assistance, as described below, is interest-free and amounts provided under this program are subject to repayment within 45 business days from a future date to be mutually agreed to by the parties. The balance is included in the Company's current portion of long-term debt as of September 30, 2024.
(6)As of September 30, 2024, the carrying amount of the Company's senior secured credit facilities has been reduced by a discount of $8,410 and deferred financing costs of $30,740, and the carrying amount of the Company's senior notes has been reduced by deferred financing costs of $38,729 and increased by a debt premium of $10,711. As of December 31, 2023, the carrying amount of the Company's senior secured credit facilities was reduced by a discount of $2,487 and deferred financing costs of $32,498, and the carrying amount of the Company's senior notes was reduced by deferred financing costs of $31,491 and increased by a debt premium of $12,129.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at September 30, 2024 were as follows:

2024 (remainder of the year)	$163,416
2025	$177,412
2026	$187,944
2027	$204,790
2028	$1,924,071
2029	$41,185
Thereafter	$6,924,936
On May 9, 2024 (the Fourth Amendment Effective Date), the Company entered into the Fourth Amendment (the Fourth Amendment) to its senior secured credit agreement dated as of August 12, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the Credit Agreement). The Fourth Amendment modified the Credit Agreement to, among other things, extend the maturity date for a portion of its Term Loan B-1 in the aggregate principal amount of $911,598 and extend an additional incremental principal amount of $728,653 (together, referred to as the Extended Term Loan B-1). The Company used the incremental proceeds from the Extended Term Loan B-1 to prepay a proportionate amount of the principal balance still outstanding on its Term Loan B-1.
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
As a result of the Fourth Amendment transaction described above, the Company recognized debt prepayment, extinguishment and modification costs of $9,732 in the second quarter of 2024 comprised partially of fees incurred for this transaction and partially of deferred financing costs and original issue discount written off for the portion of debt considered extinguished and reborrowed as a result of the Fourth Amendment. For the portion of the debt that was considered extinguished and reborrowed, the Company recognized constructive financing cash outflows and financing cash inflows on the statement of cash flows of $6,302 and $728,653 for the Extended Term Loan B-1, respectively, and constructive financing cash outflows of $722,351 for the prepayment of a portion of Term Loan B-1, even though no funds were actually paid or received. Another $13,282 of the debt considered extinguished related to the Extended Term Loan B-1 represented a non-cash financing activity.
On August 13, 2024, the Company entered into the Sixth Amendment (the Sixth Amendment) to the Credit Agreement. The Sixth Amendment modified the Credit Agreement to extend an additional incremental principal amount of $1,100,000 on its Term Loan A-1 (together with the existing Term Loan A-1 balance, referred to as the Increased Term Loan A-1). The Sixth Amendment also incorporated the provisions of the Fifth Amendment to the Credit Agreement, dated as of August 7, 2024, which removed a cap on the amount of incremental term "A" loans the Company can incur under the Credit Agreement. The Company used a portion of the net proceeds from this transaction along with the net proceeds from the issuance of 6.875% Senior Notes due 2032, described below, to prepay the remainder of the balance outstanding on its Term Loan B-1 maturing 2026 in the amount of $949,819, the balance outstanding on its revolving line of credit and related accrued interest and fees. The remaining borrowings added cash to the balance sheet for general corporate purposes.
The Increased Term Loan A-1 bears interest at Term SOFR, plus a CSA of 0.10% and an interest rate margin which is subject to adjustment depending upon the Company's leverage ratio under the Credit Agreement, and which can range from 1.25% to 2.25%, provided that this adjusted rate shall never be less than 0.00%. The Increased Term Loan A-1 requires amortizing quarterly principal payments that began on September 30, 2024 of $29,728 per quarter through June 30, 2027, and $44,591 per quarter from September 30, 2027 through March 31, 2028, with the balance due on April 28, 2028.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

As a result of the Sixth Amendment transaction described above, the Company recognized debt prepayment, extinguishment and modification costs of $10,081 in the third quarter of 2024 comprised partially of fees incurred for this transaction and partially of deferred financing costs and original issue discount written off for the extinguishment of the Term Loan B-1. Additionally, $861,282 of the debt considered extinguished and reborrowed related to the Increased Term Loan A-1 represented a non-cash financing activity.
Borrowings under the Company's senior secured credit facilities are guaranteed and secured by substantially all of DaVita Inc.'s and certain of the Company’s domestic subsidiaries' assets and rank senior to all unsecured indebtedness. Borrowings under the Term Loan A-1, Extended Term Loan B-1 and revolving line of credit rank equal in priority for that security and related subsidiary guarantees. The Credit Agreement contains certain customary affirmative and negative covenants such as various restrictions or limitations on permitted amounts of investments (including acquisitions), share repurchases, payment of dividends, and redemptions and incurrence of other indebtedness. Many of these restrictions and limitations will not apply as long as the Company’s leverage ratio calculated in accordance with the Credit Agreement is below 4.00:1.00. In addition, the Credit Agreement requires compliance with a maximum leverage ratio covenant, tested quarterly, of 5.00:1.00 through June 30, 2026 and 4.50:1.00 thereafter (subject to an increase to 5.00:1.00 during the four fiscal quarters following a material acquisition).
On August 13, 2024, the Company issued $1,000,000 aggregate principal amount of 6.875% senior notes due 2032 (the 6.875% Senior Notes) in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 6.875% Senior Notes pay interest on March 1 and September 1 of each year beginning March 1, 2025 and mature on September 1, 2032. The 6.875% Senior Notes are unsecured senior obligations and rank equally in right of payment with the Company's existing and future unsecured senior indebtedness. The 6.875% Senior Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee its senior secured credit facilities. The Company may redeem up to 40% of the aggregate principal amount of the 6.875% Senior Notes at any time prior to September 1, 2027 at 106.875% of the aggregate principal amount from the proceeds of one or more equity offerings, plus accrued and unpaid interest. On and after September 1, 2027, the Company may at its option redeem the 6.875% Senior Notes, in whole or from time to time in part, at certain redemption prices specified in the indenture governing these notes plus accrued and unpaid interest. If the Company experiences certain change of control events, the Company must offer to repurchase all of the 6.875% Senior Notes (unless otherwise redeemed) at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The 6.875% Senior Notes contain restrictive covenants that limit the ability of the Company and the subsidiary guarantors of the 6.875% Senior Notes to, among other things and subject to certain exceptions and qualifications, create certain liens, enter into certain sale/leaseback transactions, or merge with or into, or convey, transfer or lease all or substantially all of their assets. The 6.875% Senior Notes and related subsidiary guarantees do not have any registration or similar rights and are not expected to be registered for exchange on public markets. As of September 30, 2024, the Company incurred $11,187 in fees and other professional expenses associated with this transaction that were capitalized and will amortize over the term of the 6.875% Senior Notes.
In addition to the prepayment of Term Loan B-1, as described above, during the first nine months of 2024, the Company made regularly scheduled principal payments under its senior secured credit facilities totaling $45,353 on Term Loan A-1 and $13,716 on Term Loan B-1.
On March 1, 2024, Change Healthcare (CHC), a subsidiary of UnitedHealth Group, launched a temporary assistance funding program (CHC Funding) to help bridge the gap in short-term cash flow needs for providers impacted by the disruption of CHC's services. Under the program, CHC provides funding to providers for amounts that would otherwise have been received (with certain limitations), but for the disruption in processing electronic claims as a result of the outage. Amounts provided under this program are subject to repayment within 45 business days from a future date to be mutually agreed to by CHC and the Company.
CHC has restored claims submission functionality and the Company has resumed claims submissions and billing processes through CHC’s information technology systems. Through a combination of CHC's platform and certain alternate billing processes, the Company is current on its primary claims submissions, but does continue to see delays in collections with some payors. As of September 30, 2024, the remaining CHC Funding amount outstanding was $119,814.
The Company's 2019 interest rate cap agreements expired on June 30, 2024 and a portion of the Company's 2023 cap agreements became effective on or prior to June 30, 2024, as detailed in the table below. As of September 30, 2024, the effective portion of the Company's 2023 interest rate cap agreements have the economic effect of capping the Company's

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

maximum exposure to SOFR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Extended Term Loan B-1 and a portion of Term Loan A-1. The remaining $429,273 outstanding principal balance of Term Loan A-1 is subject to SOFR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.
During 2024 the Company entered into several forward interest rate cap agreements, described below, that have the economic effect of capping the Company's exposure to SOFR variable interest rate changes on specific portions of the Company's floating rate debt (2024 cap agreements). These 2024 cap agreements are designated as cash flow hedges and, as a result, changes in their fair values will be reported in other comprehensive income. These 2024 cap agreements do not contain credit-risk contingent features and become effective and expire as described in the table below.
The following table summarizes the Company’s interest rate cap agreements outstanding during the nine months ended September 30, 2024:

Year cap agreements executed	Notional amount	SOFR maximum rate	Approximate effective date	Notional reduction or contractual maturity date At December 31 unless noted
				2024(1)	2025	2026	2027
2019	$3,500,000	2.00%	6/30/2020	$3,500,000
2023	$1,000,000	3.75%	6/30/2024	$500,000	$500,000
2023	$1,000,000	4.00%(2)	6/30/2024	$250,000	$750,000
2023	$1,000,000	4.75%(3)	6/30/2024	$250,000	$750,000
2023	$500,000	5.00%(4)	6/30/2024			$500,000
2023	$250,000	4.50%	12/31/2024		$250,000
2023	$750,000	4.00%	12/31/2024		$250,000	$500,000
2024	$1,000,000	4.50%(5)	12/31/2025			$500,000	$500,000
2024	$750,000	4.00%(6)	12/31/2025			$250,000	$500,000

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
(6)Effective December 31, 2026, the maximum rate of 4.00% increases to 4.25% for these interest rate caps.
The fair value of the Company's interest rate cap agreements, which are classified in other long-term assets on its consolidated balance sheet, was $17,312 and $79,805 as of September 30, 2024 and December 31, 2023, respectively.
See Note 10 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense (offset) related to the Company’s interest rate cap agreements for the three and nine months ended September 30, 2024 and 2023.
As a result of the variable rate cap from the Company's 2023 interest rate cap agreements, the Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the third quarter of 2024 was 7.01%, based on the current margins in effect for its senior secured credit facilities as of September 30, 2024, as detailed in the table above.
The Company’s weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, for the three and nine months ended September 30, 2024 was 5.69% and 4.84% and as of September 30, 2024 was 5.71%.
As of September 30, 2024, the Company’s interest rates were fixed and economically fixed on approximately 59% and 95% of its total debt, respectively.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

As of September 30, 2024, the Company had an undrawn revolving line of credit under its senior secured credit facilities of $1,500,000. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding under the facility, of which there were none as of September 30, 2024. The Company also had letters of credit of approximately $154,474 outstanding under a separate bilateral secured letter of credit facility as of September 30, 2024.
8.    Commitments and contingencies
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations (which frequently arise from qui tam suits) and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of September 30, 2024 and December 31, 2023, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Certain Governmental Inquiries and Related Proceedings
2017 U.S. Attorney Colorado Investigation: In November 2017, the U.S. Attorney’s Office, District of Colorado informed the Company of an investigation it was conducting into possible federal healthcare offenses involving DaVita Kidney Care, as well as several of the Company’s wholly-owned subsidiaries. In addition to DaVita Kidney Care, the matter included an investigation into DaVita Rx, DaVita Laboratory Services, Inc. (DaVita Labs), and RMS Lifeline Inc. (Lifeline). In each of August 2018, May 2019, and July 2021, the Company received a Civil Investigative Demand (CID) pursuant to the False Claims Act from the U.S. Attorney's Office relating to this investigation. In May 2020, the Company sold its interest in Lifeline, but the Company retained certain liabilities of the Lifeline business, including those related to this investigation. On May 6, 2024, the Company finalized and executed a settlement agreement with the government and the relator in a qui tam matter that included a settlement amount of $34,487 for this matter. On May 7, 2024, the government notified the U.S. District Court, District of Colorado of its decision to intervene for purposes of settlement in the matter of U.S. ex rel. Kogod v. DaVita Inc., et al. The government and the relator agreed to voluntarily dismiss all substantive claims in the matter, and, on July 18, 2024, the District Court dismissed all claims except for the relator’s statutory claim for expenses, attorney’s fees, and costs. The Company disputes the relator’s request for expenses, attorney’s fees, and costs, and intends to defend accordingly.
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
2023 District of Columbia Office of Attorney General Investigation: In January 2023, the Office of the Attorney General for the District of Columbia issued a CID to the Company in connection with an antitrust investigation into the AKF. The CID covers the period from January 1, 2016 to the present. The CID requests information on a number of topics, including but not limited to the Company’s communications with the AKF, documents relating to donations to the AKF, and communications with patients, providers, and insurers regarding the AKF. The Company is cooperating with the government in this investigation.
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
* * *
Other Commitments
The Company also has certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated dialysis businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $7,562.
9.    Shareholders' equity
Stock-based compensation
During the nine months ended September 30, 2024, the Company granted 723 stock-settled restricted and performance stock units with an aggregate grant-date fair value of $100,209 and a weighted average expected life of approximately 3.4 years.
As of September 30, 2024, the Company had $154,712 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.3 years.
Share repurchases
The following table summarizes the Company's common stock repurchases during the three and nine months ended September 30, 2024:

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Shares repurchased	Amount paid(1)	Average price paid per share(2)	Shares repurchased	Amount paid(1)	Average price paid per share(2)
Open market repurchases:	2,734	$406,031	$147.20	7,508	$1,021,979	$134.98

(1)Includes commissions and the 1% excise tax imposed on certain stock repurchases made after December 31, 2022 by the Inflation Reduction Act of 2022. The excise tax is recorded as part of the cost basis of treasury stock repurchased and, as such, is included in stockholders’ equity.
(2)Excludes commissions and the excise tax described above.
Subsequent to September 30, 2024 through October 25, 2024, the Company repurchased 622 shares of its common stock for $101,017 at an average price paid of $160.77 per share. The Company did not repurchase any shares during the three and nine months ended September 30, 2023.
Effective on December 17, 2021, the Board authorized a repurchase plan of $2,000,000. Effective on September 5, 2024, the Board increased the Company's existing authorization by $2,000,000 in additional repurchasing authority. This authorization allows the Company to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

As of October 25, 2024, the Company has a total of $2,198,297, excluding excise taxes, available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations, including under the terms of its senior secured credit facilities.
Berkshire share repurchase agreement
On April 30, 2024, the Company entered into an agreement (the share repurchase agreement) with Berkshire Hathaway Inc. on behalf of itself and its affiliates (collectively, Berkshire). Under the share repurchase agreement, at any time Berkshire beneficially owns at least 45.0% of the issued and outstanding common stock of the Company in the aggregate, the Company shall repurchase from Berkshire, and Berkshire shall sell to the Company, on a quarterly basis, a number of shares of common stock sufficient to return Berkshire’s aggregate beneficial ownership to 45.0% of the Company's issued and outstanding common stock. The per share price the Company will pay Berkshire for any such share repurchase will be the volume-weighted average price per share paid by the Company for any shares of common stock repurchased by the Company from public stockholders pursuant to the Company’s share repurchase program during the applicable repurchase period.
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
As of September 30, 2024 and October 25, 2024, Berkshire beneficially owned less than 45.0% of the outstanding common stock of the Company and, as a result, no repurchase obligation exists at either date.
10.     Accumulated other comprehensive loss

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$3,420	$(198,510)	$(195,090)	$27,853	$(79,937)	$(52,084)
Unrealized (losses) gains	(28,748)	56,202	27,454	(3,116)	(62,371)	(65,487)
Related income tax	7,172	—	7,172	776	—	776
	(21,576)	56,202	34,626	(2,340)	(62,371)	(64,711)
Reclassification into net income	(2,493)	—	(2,493)	(60,679)	—	(60,679)
Related income tax	623	—	623	15,140	—	15,140
	(1,870)	—	(1,870)	(45,539)	—	(45,539)
Ending balance	$(20,026)	$(142,308)	$(162,334)	$(20,026)	$(142,308)	$(162,334)

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$85,297	$(92,349)	$(7,052)	$98,685	$(167,871)	$(69,186)
Unrealized gains (losses)	9,319	(47,644)	(38,325)	37,712	27,878	65,590
Related income tax	(2,323)	—	(2,323)	(9,407)	—	(9,407)
	6,996	(47,644)	(40,648)	28,305	27,878	56,183
Reclassification into net income	(28,244)	—	(28,244)	(74,475)	—	(74,475)
Related income tax	7,046	—	7,046	18,580	—	18,580
	(21,198)	—	(21,198)	(55,895)	—	(55,895)
Ending balance	$71,095	$(139,993)	$(68,898)	$71,095	$(139,993)	$(68,898)
The interest rate cap agreement net realized gains reclassified into net income are recorded as debt expense in the corresponding consolidated statements of income. See Note 7 for further details.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

11.     Acquisitions and divestitures
During the nine months ended September 30, 2024 the Company acquired dialysis businesses as follows:

Nine months ended September 30, 2024
Cash paid, net of cash acquired	$161,210
Contingent earn-out obligations	$296
Liabilities assumed	$54,033
Fair value of previously held equity method investments	$67,526

Number of dialysis centers acquired — U.S.	12
Number of dialysis centers acquired — International	91
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
The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of noncontrolling interests assumed in these transactions:

Nine months ended September 30, 2024
Current assets	$150,907
Property and equipment	46,738
Right-of-use lease assets and other long-term assets	51,491
Indefinite-lived licenses	10,722
Goodwill	139,606
Liabilities assumed	(96,141)
Noncontrolling interests assumed	(20,258)
$283,065
The amount of goodwill related to these acquisitions recognized or adjusted during the nine months ended September 30, 2024 that is deductible for tax purposes was $61,506.
12.    Variable interest entities (VIEs)
At September 30, 2024, these condensed consolidated financial statements include total assets of VIEs of $294,071 and total liabilities and noncontrolling interests of VIEs to third parties of $125,404. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 22 to the Company's consolidated financial statements included in the 2023 10-K.

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
The following table summarizes the Company’s assets, liabilities and temporary equities measured at fair value on a recurring basis as of September 30, 2024:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$39,544	$39,544
Interest rate cap agreements	$17,312		$17,312
Liabilities
Contingent earn-out obligations for acquisitions	$17,281			$17,281
Temporary equity
Noncontrolling interests subject to put provisions	$1,633,011			$1,633,011
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
As of September 30, 2024, the Company had contingent earn-out obligations associated with business acquisitions that could result in the Company paying the former owners a total of up to approximately $53,599 if certain performance targets or quality margins are met over the next one year to five years. The estimated fair value measurements of these contingent earn-out obligations are primarily based on unobservable inputs, including key financial metrics such as projected earnings before interest, taxes, depreciation, and amortization (EBITDA), revenue and other key performance indicators. The estimated fair values of these contingent earn-out obligations are remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company's credit risk adjusted rate that is used to discount obligations to present value.
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of September 30, 2024, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $220,000. See Notes 16 and 23 to the Company's consolidated financial statements included in the 2023 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

obligations. For a reconciliation of changes in noncontrolling interests subject to put provisions for the three and nine months ended September 30, 2024, see the consolidated statement of equity.
The Company's fair value estimates for its senior secured credit facilities are based upon quoted bid and ask prices for these instruments, a level 2 input. For the Company's senior notes, fair value estimates are based on market level 1 inputs. See Note 7 for further discussion of the Company's debt.
The book value of the Company's contingent consideration payable to Medtronic, Inc. for its interest in Mozarc Medical Holding LLC approximates its estimated fair value, which is based on level 3 inputs.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at September 30, 2024 at their approximate fair values due to the short-term nature of their settlements.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Segment revenues:
U.S. dialysis
Dialysis patient service revenues:
External sources	$2,883,656	$2,754,778	$8,431,418	$8,042,561
Intersegment revenues	16,140	24,289	53,528	66,698
U.S. dialysis patient service revenues	2,899,796	2,779,067	8,484,946	8,109,259
Other revenues:
External sources	6,204	6,239	18,224	18,822
Total U.S. dialysis revenues	2,906,000	2,785,306	8,503,170	8,128,081
Other—Ancillary services
Dialysis patient service revenues	254,905	197,172	709,777	560,108
Other external sources	118,825	163,143	361,448	372,909
Intersegment revenues	2,598	2,232	9,168	5,007
Total ancillary services revenues	376,328	362,547	1,080,393	938,024
Total net segment revenues	3,282,328	3,147,853	9,583,563	9,066,105
Elimination of intersegment revenues	(18,738)	(26,521)	(62,696)	(71,705)
Consolidated revenues	$3,263,590	$3,121,332	$9,520,867	$8,994,400
Segment operating margin (loss):
U.S. dialysis	$549,476	$509,135	$1,625,399	$1,330,992
Other—Ancillary services	13,906	28,098	(16,188)	(18,372)
Total segment operating margin	563,382	537,233	1,609,211	1,312,620
Reconciliation of segment operating income to consolidated income before income taxes:
Corporate administrative support	(28,504)	(41,294)	(84,090)	(99,745)
Consolidated operating income	534,878	495,939	1,525,121	1,212,875
Debt expense	(134,583)	(98,080)	(331,748)	(302,361)
Debt prepayment, extinguishment and modification costs	(10,081)	—	(19,813)	(7,962)
Other loss, net	(16,780)	(19,650)	(56,900)	(14,525)
Consolidated income before income taxes	$373,434	$378,209	$1,116,660	$888,027
Depreciation and amortization expense by reportable segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
U.S. dialysis	$170,543	$175,908	$503,805	$514,710
Other—Ancillary services	16,471	12,515	45,953	35,456
	$187,014	$188,423	$549,758	$550,166

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Expenditures for property and equipment by reportable segment were as follows:

	Nine months ended September 30,
	2024	2023
U.S. dialysis	$331,031	$363,895
Other—Ancillary services	53,755	45,116
	$384,786	$409,011

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

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of effective tax rates to statutory rates, as well as additional disaggregation of taxes paid in both U.S. and foreign jurisdictions. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company intends to adopt this ASU for the fiscal year ended December 31, 2025 and is still assessing the effect this guidance may have on its consolidated financial statement disclosures.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, statements about our balance sheet and liquidity, our expenses, revenues, billings and collections, patient census, availability or cost of supplies, including without limitation the impact of the reduction in clinical and other supplies delivered to DaVita by Baxter International Inc. or its subsidiaries (collectively, Baxter) due to closures of Baxter facilities following Hurricane Helene, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, the effects of the recent Change Healthcare (CHC) cybersecurity outage on us and our operations, current macroeconomic, marketplace and labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, capital allocation plans, expenses, cost saving initiatives, other strategic initiatives, use of contract labor, government and commercial payment rates, expectations related to value-based care (VBC), integrated kidney care (IKC), Medicare Advantage (MA) plan enrollment and our international operations, expectations regarding increased competition and marketplace changes, including those related to new or potential entrants in the dialysis and pre-dialysis marketplace and the potential impact of innovative technologies, drugs, or other treatments on the dialysis industry, expectations regarding the impact of our continuing cost-savings initiatives and our stock repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," "could," "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•current macroeconomic and marketplace conditions, including without limitation, the impact of global events and political or governmental volatility; the impact of the domestic political environment and related developments on the current healthcare marketplace, our patients and on our business; the continuing impact of the COVID-19 pandemic on our operations, reputation, financial condition and the chronic kidney disease (CKD) population and our patient population; supply chain challenges and disruptions, including without limitation with respect to certain key services provided to us and certain critical clinical supplies and equipment, and including any impacts on our supply chain as a result of natural disasters; the potential impact of new or potential entrants in the dialysis and pre-dialysis marketplace and potential impact of innovative technologies, drugs, or other treatments on our patients and industry; elevated teammate turnover or labor costs; the impact of continued increased competition from dialysis providers and others; and our ability to respond to challenging U.S. and global economic and marketplace conditions, including, among other things, our ability to successfully identify cost saving opportunities and to invest in and implement cost saving initiatives;
•the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates; a reduction in the number or percentage of our patients under commercial plans, including, without limitation, as a result of continuing legislative efforts to restrict or prohibit the use and/or availability of charitable premium assistance, or as a result of payors implementing restrictive plan designs;
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

•our reliance on significant suppliers, service providers and other third party vendors to provide key support to our business operations and enable our provision of services to patients, such as, among others, CHC, Baxter and other suppliers of certain pharmaceuticals, services or critical clinical products; and risks resulting from a closure, reduction or other disruption in the services or products provided to us by such suppliers, service providers and third party vendors, such as the closure of certain Baxter manufacturing facilities following Hurricane Helene;
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
•our ability to attract, retain and motivate teammates and our ability to manage potential disruptions to our business and operations, including potential work stoppages, operating cost increases or productivity decreases whether due to union organizing activities, legislative or other changes, demand for labor, volatility and uncertainty in the labor market, the current challenging and highly competitive labor market conditions, including due to the ongoing nationwide shortage of skilled clinical personnel, or other reasons;
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
•the effects on us or others of natural or other disasters, public health crises or adverse weather events such as hurricanes, earthquakes, fires or flooding;
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
General Economic and Marketplace Conditions; Legal and Regulatory Developments
Developments in general economic and market conditions have directly and indirectly impacted the Company and in the future could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, share price, cash flows and/or liquidity. Many of these external factors and conditions are interrelated, including, among other things, inflation, potential interest rate volatility and other economic conditions, labor market conditions, wage pressure, the increased mortality rates of our patients and other ESKD or CKD patients, supply chain challenges and the potential impact and application of innovative technologies, drugs or other treatments. Certain of these impacts could be further intensified by concurrent global events such as the ongoing conflicts between Russia and Ukraine and in Israel, Gaza and the surrounding areas, which have continued to drive sociopolitical and economic uncertainty across the globe, as well as severe weather events and other natural disasters, such as Hurricane Helene and Hurricane Milton, which have impacted national supply chain challenges, among other things.
Operational and Financial Impacts
In the third quarter of 2024, treatment per day volumes were generally flat compared to the second quarter of 2024. We continue to experience a negative impact on revenue and treatment volume due to, among other things, elevated mortality rates of our patients in comparison to the periods prior to the pandemic and the associated adverse impact on our patient census. Treatment volumes during the year have been and may continue to be adversely impacted by higher than expected missed treatment rates, which during the quarter were driven primarily by severe weather events. In addition, new-to-dialysis admission rates, treatment volumes, future revenues and non-acquired growth, among other things, could continue to be negatively impacted over time to the extent that the ESKD and CKD populations experience sustained elevated mortality levels. The magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows.
Ongoing global economic conditions and political and regulatory developments, such as general labor, supply chain and inflationary pressures have increased, and will likely continue to increase, our expenses, including, among others, staffing, labor, and supply costs. We have significant suppliers and service providers, with a substantial portion of our total vendor spend concentrated with a limited number of third party suppliers and service providers. These third party suppliers and service providers include, without limitation, providers performing certain key functions for us such as claims processing functions, suppliers of pharmaceuticals or clinical products that may be the primary source of products critical to the services we provide, or to which we have committed obligations to make purchases, sometimes at particular prices. It may be difficult, costly and time consuming for us to transition away from any of these significant suppliers and service providers. We have experienced service disruptions relating to key business functions and supply chain shortages with respect to certain of our equipment and clinical supplies, including critical clinical and other supplies. While we have made certain operational changes in response to the foregoing, there can be no assurance that a future shortage or disruption would not require additional resources or further operational changes in the future.
There can be no assurance that our third party suppliers and service providers will provide, or continue to provide, the services or products that we require or that substitute services or products, or alternate suppliers or service providers, can be identified or transitioned to on a timely or cost-effective basis or at all. If our significant suppliers and service providers do not meet our needs, and we are not able to find adequate alternative sources for these products or services on a timely or cost-effective basis, it could require us to make significant operational changes, could impact our ability to provide dialysis services we offer, and could otherwise have a material adverse impact on our business, results of operations, financial condition and cash flows.
In September 2024, Baxter International Inc. (Baxter) notified us that Hurricane Helene caused extensive damage to its manufacturing plant in North Cove, North Carolina. The damage required Baxter to close the facility and halt production of certain clinical products Baxter supplies to us and other health care providers, including saline and peritoneal dialysate. As a result of this disruption, we worked with Baxter, other suppliers, and federal and state governmental agencies to identify alternate sources for these supplies and have implemented certain operational measures, including conservation measures and a temporary hold on new starts for PD home-based dialysis, all of which were developed to maintain continuity of care for our patients. Most of these operational changes remain ongoing, and we are continuing to assess the potential impact of this storm and other severe weather events on our business and results of operations. In general, we are continuing to assess the balance of efficiency and resilience in evaluating the risk of future supply chain shortages or service disruptions. For further discussion of the risks related to our supplier needs, see the discussion in the risk factors in Part I, Item 1A Risk Factors of our 2023 10-K under the heading, "If certain of our suppliers do not meet our needs..."
During the quarter we continued to pay elevated compensation levels to our teammates compared to the prior year. We expect certain of these increased staffing and labor costs to continue, due to, among other factors, the continuation of a challenging healthcare labor market. The cumulative impact of these increased costs could be material. In addition, potential staffing shortages or other potential developments or disruptions related to our teammates, if material, could ultimately lead to the unplanned closures of certain centers or adversely impact clinical operations, or may otherwise have a material adverse impact on our ability to provide dialysis services or the cost of providing those services, among other things. Our industry has also experienced increased union organizing activities. For example, union petitions have been filed in nine of our clinics in California and eight of these petitions are in different stages of the voting process and have been subject to legal challenges. We also have experienced a week-long attempted union-related work stoppage in these eight clinics, which concluded without impacting our ability to provide patient care. Regardless of the outcome of the ongoing elections, other teammates at other clinics may file similar petitions in the future, and these petitions, if filed, may lead to additional elections. If a significant portion of our teammates were to become unionized, we could experience, among other things, potential additional work stoppages or other business disruptions; adverse impacts to our financial results due to the costs of bargaining or implementing a grievance procedure and processing grievances; decreases in our operational flexibility and efficiency; or negative impacts on our employee culture. In addition, we are and may continue to be subject to targeted corporate campaigns by union organizers in response to which we have been and expect to continue to be required to expend substantial resources, both time and financial. Any of these events or circumstances, including our responses to such events or circumstances, could have a material adverse effect on our employee relations, treatment growth, productivity, business, results of operations, financial condition, cash flows and reputation. For further discussion of the risks related to rising labor costs and union organizing activities, see the discussion in the risk factors in Part I, Item 1A Risk Factors of our 2023 10-K under the heading, "Our business is labor intensive..."
The impact of the pandemic on our patient population combined with the cost inflation trends and the inability of government reimbursement rates to keep pace with these cost trends, have put pressure on our existing cost structure, and we expect that certain of those increased costs will persist as inflationary and supply chain pressures and challenging labor market conditions continue, each as noted above. During the third quarter of 2024, we continued to invest in and implement cost savings initiatives designed to help mitigate these cost and volume pressures. These include identified cost savings related to the achievement of general and administrative cost efficiencies through ongoing initiatives, including, among others, those that increase our use of third party service providers to perform certain activities. These opportunities and investments also include, among others, initiatives relating to clinic optimization, capacity utilization improvement and procurement opportunities, as well as investments in revenue cycle management. We have incurred, and expect to continue to incur, charges in connection with the continued implementation of certain of these initiatives. There can be no assurance that we will be able to successfully execute these initiatives or that they will achieve expectations or succeed in helping offset the impact of these challenging conditions.
Legal and Regulatory Developments
As previously reported, on May 7, 2024, the Federal Trade Commission (FTC) published in the federal register a final rule that would generally ban all post-employment non-compete clauses with employees and prohibit employers from enforcing existing non-compete clauses in contracts with workers, with limited exceptions. On August 20, 2024, a federal court issued an injunction against the rule, preventing the FTC from enforcing it nationwide. As result, the FTC cannot implement or enforce its rule against any employer without violating the nationwide ban. The FTC is considering whether to appeal. Even though the rule has been enjoined, many state legislatures continue to introduce legislation that seeks to place limitations on restrictive covenants with workers. While few of these states have passed legislation that has directly affected our business, it is possible that new legislation could be introduced in the future. We are continuing to assess the potential impact of the rule as well as Congressional and state legislative efforts on our business. Such efforts, if successful, could have an adverse impact on, among other things, our agreements with teammates, our arrangements with medical directors, or the terms of our existing agreements with physicians. Any failure on our part to adequately adjust to any state regulations or future federal or state regulations and the potential impact thereof could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.

Change Healthcare
As previously reported, due to a cybersecurity breach that affected Change Healthcare (CHC), a subsidiary of UnitedHealth Group (United) that serves as an intermediary for processing the vast majority of our payment claims for domestic commercial and government payors, we temporarily suspended all claims processing activity with CHC (CHC Outage), primarily during a period of time during the first and second quarters, which impacted our cash flows. We have since resumed claims submissions and billing processes through CHC’s information technology systems and as of the date of this filing, through a combination of CHC's platform and certain alternate billing processes, we are current on our primary claims submissions. However, the CHC Outage, and the resultant delay in claims submissions, led to an increase in our days sales outstanding, among other things, which increase has since subsided, but we do continue to see delays in, and issues with, collections with some payors.
CHC has publicly reported online and in notices to affected individuals that it identified protected health information (PHI), or personally identifiable information (PII), from users of the CHC systems, and while CHC has been conducting investigations and data forensics, to date, we have not been informed that any of our data, including any PHI or PII from our patients, was impacted by the CHC Outage. However, the ultimate impact of the CHC Outage remains subject to future developments and risks that are difficult to predict. These risks may include, among other things, a recurrence of system outages or service suspensions or the risk that our information technology systems or our proprietary information and sensitive or confidential data, including PHI or PII, may have been compromised through the CHC Outage, any of which may have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation. For a discussion of the risks associated with outages, disruptions or incidents at third parties on which we rely, see the risk factors in Part I, Item 1A of our 2023 10-K under the headings, "Failing to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely..." and "Privacy and information security laws are complex…"
We believe that the aforementioned recent developments and general economic and marketplace conditions will continue to impact the Company in the future. Their ultimate impact depends on future developments that are highly uncertain and difficult to predict.
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the three months ended September 30, 2024 compared to the three months ended June 30, 2024, and the year-to-date periods for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Consolidated results of operations
The following tables summarize our revenues, operating income (loss) and adjusted operating income (loss) by line of business. See the discussion of our results for each line of business following the tables. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Three months ended		Q3 2024 vs. Q2 2024
	September 30, 2024	June 30, 2024	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,906	$2,841	$65	2.3%
Other — Ancillary services	376	362	14	3.9%
Elimination of intersegment revenues	(19)	(17)	(2)	(11.8)%
Total consolidated revenues	$3,264	$3,187	$77	2.4%

Operating income (loss):
U.S. dialysis	$549	$550	$(1)	(0.2)%
Other — Ancillary services	14	(19)	33	173.7%
Corporate administrative support	(29)	(25)	(4)	(16.0)%
Operating income	$535	$506	$29	5.7%

Adjusted operating income (loss)(1):
U.S. dialysis	$549	$550	$(1)	(0.2)%
Other — Ancillary services	14	(19)	33	173.7%
Corporate administrative support	(29)	(25)	(4)	(16.0)%
Adjusted operating income	$535	$506	$29	5.7%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.

	Nine months ended		YTD Q3 2024 vs. YTD Q3 2023
	September 30, 2024	September 30, 2023	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$8,503	$8,128	$375	4.6%
Other — Ancillary services	1,080	938	142	15.1%
Elimination of intersegment revenues	(63)	(72)	9	12.5%
Total consolidated revenues	$9,521	$8,994	$527	5.9%

Operating income (loss):
U.S. dialysis	$1,625	$1,331	$294	22.1%
Other — Ancillary services	(16)	(18)	2	11.1%
Corporate administrative support	(84)	(100)	16	16.0%
Operating income	$1,525	$1,213	$312	25.7%

Adjusted operating income (loss)(1):
U.S. dialysis	$1,590	$1,357	$233	17.2%
Other — Ancillary services	(16)	(18)	2	11.1%
Corporate administrative support	(84)	(87)	3	3.4%
Adjusted operating income	$1,490	$1,252	$238	19.0%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.

U.S. dialysis results of operations
Treatment volume:

	Three months ended		Q3 2024 vs. Q2 2024
	September 30, 2024	June 30, 2024	Amount	Percent
Dialysis treatments	7,350,784	7,265,444	85,340	1.2%
Average treatments per day	93,048	93,147	(99)	(0.1)%
Treatment days	79	78	1	1.3%
Normalized non-acquired treatment growth(1)	(0.2)%	0.4%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.

	Nine months ended		YTD Q3 2024 vs. YTD Q3 2023
	September 30, 2024	September 30, 2023	Amount	Percent
Dialysis treatments	21,767,740	21,655,618	112,122	0.5%
Average treatments per day	92,787	92,545	242	0.3%
Treatment days	235	234	1	0.4%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
Our U.S. dialysis treatment volume is directly correlated with our operating revenues and expenses. The increase in our U.S. dialysis treatments for the third quarter of 2024 from the second quarter of 2024 was primarily driven by one additional treatment day, partially offset by an increase in missed treatments and decreased patient count. The increase in our U.S. dialysis treatments for the nine months ended September 30, 2024 from the nine months ended September 30, 2023 was primarily driven by one additional treatment day and increased treatments from acquired and non-acquired treatment growth.
Revenues:

	Three months ended		Q3 2024 vs. Q2 2024
	September 30, 2024	June 30, 2024	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,906	$2,841	$65	2.3%
Average patient service revenue per treatment	$394.49	$390.22	$4.27	1.1%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Nine months ended		YTD Q3 2024 vs. YTD Q3 2023
	September 30, 2024	September 30, 2023	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$8,503	$8,128	$375	4.6%
Average patient service revenue per treatment	$389.79	$374.46	$15.33	4.1%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
U.S. dialysis average patient service revenue per treatment for the third quarter of 2024 compared to the second quarter of 2024 increased primarily due to increases in average reimbursement rates and other normal fluctuations.

U.S. dialysis average patient service revenue per treatment for the nine months ended September 30, 2024 increased compared to the nine months ended September 30, 2023 primarily driven by the increase in average reimbursement rates from normal annual rate increases including Medicare rate increases, as well as revenue cycle improvements, favorable changes in mix and an increase in hospital inpatient dialysis rates.
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
Operating expenses:

	Three months ended		Q3 2024 vs. Q2 2024
	September 30, 2024	June 30, 2024	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,893	$1,855	$38	2.0%
General and administrative	301	282	19	6.7%
Depreciation and amortization	171	160	11	6.9%
Equity investment income	(8)	(6)	(2)	(33.3)%
Total operating expenses and charges	$2,357	$2,291	$66	2.9%
Patient care costs per treatment	$257.46	$255.25	$2.21	0.9%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.

	Nine months ended		YTD Q3 2024 vs. YTD Q3 2023
	September 30, 2024	September 30, 2023	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$5,572	$5,485	$87	1.6%
General and administrative	858	819	39	4.8%
Depreciation and amortization	504	515	(11)	(2.1)%
Equity investment income	(20)	(22)	2	9.1%
Gain on changes in ownership interest	(35)	—	(35)	(100.0)%
Total operating expenses and charges	$6,878	$6,797	$81	1.2%
Patient care costs per treatment	$255.96	$253.30	$2.66	1.1%
Certain columns, rows or percentages may not sum or recalculate due to the presentation of rounded numbers.
Charges impacting operating income
Closure costs. In the third quarter of 2022, we began a strategic review of our outpatient clinic capacity requirements and utilization, which had been significantly impacted by declines in our patient census due to the COVID-19 pandemic. This review continued through 2023, and has resulted in higher than normal charges for center capacity closures over the last several quarters. These capacity closure costs include net losses on assets retired, lease termination costs, asset impairments and accelerated depreciation and amortization.
During the third quarter of 2024, we incurred charges for U.S. dialysis center closures of approximately $18.3 million, which increased our patient care costs by $3.5 million, our general and administrative expenses by $3.8 million and our depreciation and amortization expense by $11.0 million. By comparison, during the second quarter of 2024, charges for U.S. dialysis center closures were approximately $15.3 million, which increased our patient care costs by $6.5 million, our general and administrative expenses by $8.7 million and our depreciation and amortization expense by $0.1 million.
During the nine months ended September 30, 2024, charges for U.S. dialysis center closures were approximately $48.2 million, which increased our patient care costs by $13.3 million, our general and administrative expenses by $19.6 million and our depreciation and amortization expense by $15.3 million. By comparison, during the nine months ended September 30, 2023, charges for U.S. dialysis center closures were approximately $67.3 million, which increased our patient care costs by

$22.7 million, our general and administrative expenses by $16.0 million and our depreciation and amortization expense by $28.6 million.
We will continue to optimize our U.S. dialysis center footprint through center mergers and/or closures and expect our center closure rates to remain at elevated levels over the remainder of 2024.
Severance costs. During the fourth quarter of 2022, we committed to a plan to increase efficiencies and cost savings in certain general and administrative support functions. As a result of this plan, we recognized expenses related to termination and other benefit commitments in our U.S. dialysis business. This plan included charges of $26.3 million during the nine months ended September 30, 2023.
Patient care costs. U.S. dialysis patient care costs per treatment for the third quarter of 2024 increased from the second quarter of 2024 primarily due to increased compensation expenses, including increased wage rates and payroll taxes. Patient care costs per treatment were also affected by increases in health benefit expense and other direct operating expenses associated with our dialysis centers, including seasonal increases in utilities expense, as well as increased minor equipment expense. These increases were partially offset by decreases in insurance costs and travel costs. Additionally, our fixed other direct operating expenses positively impacted patient care costs per treatment due to increased treatments in the third quarter of 2024. Patient care costs per treatment were also favorably impacted by decreased medical supplies expense, professional fees and center closure costs.
U.S. dialysis patient care costs per treatment for the nine months ended September 30, 2024 increased from the nine months ended September 30, 2023 primarily due to increased compensation expenses, including increased wage rates and headcount, as well as increases in health benefit expense, medical supplies expense, insurance costs and other direct operating expenses associated with our dialysis centers, including lower expense in the nine months ended 2023 related to our virtual power purchase arrangements. These increases were partially offset by decreased contributions to charitable organizations, contract wages, center closure costs, IT-related costs and professional fees.
General and administrative expenses. U.S. dialysis general and administrative expenses in the third quarter of 2024 increased from the second quarter of 2024 primarily due to increased advocacy costs, compensation expenses, IT-related costs, travel costs and professional fees. These increases were partially offset by a decrease in center closure costs.
U.S. dialysis general and administrative expenses for the nine months ended September 30, 2024 increased from the nine months ended September 30, 2023 due to increased compensation expenses, including increased wage rate and headcount, as well as increases in advocacy costs, including a refund received in 2023 related to 2022 advocacy costs. Other drivers of this change include increases in IT-related costs, contract wages, center closure costs and professional fees. These increases were partially offset by decreased severance costs, as described above, and contributions to charitable organizations.
Depreciation and amortization. U.S. dialysis depreciation and amortization expenses in the third quarter of 2024 increased compared to the second quarter of 2024 primarily due to increased accelerated depreciation related to center closures.
U.S. dialysis depreciation and amortization expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 decreased primarily due to decreased accelerated depreciation related to center closures.
Equity investment income. U.S. dialysis equity investment income for the third quarter of 2024 compared to the second quarter of 2024 increased due to increased profitability at certain nonconsolidated dialysis partnerships. Equity investment income for the nine months ended September 30, 2024 decreased compared to the nine months ended September 30, 2023 due to the consolidation of a previously nonconsolidated dialysis partnership in the first quarter of 2024, partially offset by increased profitability at certain nonconsolidated dialysis partnerships.
Gain on changes in ownership interests. During the first quarter of 2024, we acquired a controlling interest in a previously nonconsolidated dialysis partnership for which we recognized a non-cash gain of $35.1 million on our prior investment upon consolidation.

Operating income and adjusted operating income:

	Three months ended		Q3 2024 vs. Q2 2024
	September 30, 2024	June 30, 2024	Amount	Percent
	(dollars in millions)
Operating income	$549	$550	$(1)	(0.2)%

	Nine months ended		YTD Q3 2024 vs. YTD Q3 2023
	September 30, 2024	September 30, 2023	Amount	Percent
	(dollars in millions)
Operating income	$1,625	$1,331	$294	22.1%
Adjusted operating income(1)	$1,590	$1,357	$233	17.2%

(1)For a reconciliation of adjusted operating income by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.
U.S. dialysis operating income for the third quarter of 2024 compared to the second quarter of 2024 was negatively impacted by increased compensation expenses, health benefit expense and other direct operating expenses associated with our dialysis centers, including seasonal increases in utilities expense. Operating income was also negatively impacted by increased advocacy costs, center closure costs, as described above, IT-related costs and minor equipment expense. Operating income was positively impacted by increased average patient service revenue per treatment and dialysis treatments, as described above, as well as decreased insurance costs.
U.S. dialysis operating income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was impacted by a gain on changes in ownership interest and severance costs, as described above. U.S. dialysis operating income and adjusted operating income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 were positively impacted by an increase in average patient service revenue per treatment and dialysis treatments, as described above. Operating income and adjusted operating income were also positively impacted by decreases in contributions to charitable organizations, center closure costs, as described above, and contract wages. Operating income and adjusted operating income were negatively impacted by increases in compensation expenses, health benefit expense, medical supplies expense and advocacy costs, including the refund described above. Operating income and adjusted operating income were also negatively impacted by increases in insurance costs, IT-related costs and other direct operating expenses associated with our dialysis centers.
Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of September 30, 2024, these consisted principally of our U.S. IKC business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations.
As of September 30, 2024, DaVita IKC provided integrated care and disease management services to approximately 69,500 patients in risk-based integrated care arrangements and to an additional 13,900 patients in other integrated care arrangements. We also expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include, among other things, healthcare services not related to kidney disease.
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
As of September 30, 2024, our international dialysis operations provided dialysis and administrative services through a total of 453 outpatient dialysis centers located in 13 countries outside of the United States.

Ancillary services results of operations

	Three months ended		Q3 2024 vs. Q2 2024
	September 30, 2024	June 30, 2024	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$112	$114	$(2)	(1.8)%
U.S. other ancillary	6	7	(1)	(14.3)%
International	258	242	16	6.6%
Total ancillary services revenues	$376	$362	$14	3.9%

Operating (loss) income:
U.S. IKC	$(2)	$(34)	$32	94.1%
U.S. other ancillary	(2)	(2)	—	—%
International(1)	18	17	1	5.9%
Total ancillary services operating income (loss)	$14	$(19)	$33	173.7%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income and adjusted operating income for the three months ended September 30, 2024 and June 30, 2024 includes foreign currency (losses) gains embedded in equity method income recognized from our APAC JV of approximately $(3.7) million and $0.4 million, respectively.

	Nine months ended		YTD Q3 2024 vs. YTD Q3 2023
	September 30, 2024	September 30, 2023	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$342	$351	$(9)	(2.6)%
U.S. other ancillary	20	18	2	11.1%
International	719	569	150	26.4%
Total ancillary services revenues	$1,080	$938	$142	15.1%

Operating (loss) income:
U.S. IKC	$(62)	$(66)	$4	6.1%
U.S. other ancillary	(6)	(7)	1	14.3%
International(1)	51	54	(3)	(5.6)%
Total ancillary services operating (loss) income	$(16)	$(18)	$2	11.1%

Adjusted operating (loss) income(2):
U.S. IKC	$(62)	$(65)	$3	4.6%
U.S. other ancillary	(6)	(7)	1	14.3%
International(1)	51	54	(3)	(5.6)%
Total ancillary services adjusted operating (loss) income	$(16)	$(18)	$2	11.1%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income and adjusted operating income for the nine months ended September 30, 2024 and September 30, 2023 includes foreign currency (losses) gains embedded in equity method income recognized from our Asia Pacific joint venture (APAC JV) of approximately $(1.8) million and $1.0 million, respectively.
(2)For a reconciliation of adjusted operating (loss) income by reportable segment, see the “Reconciliations of Non-GAAP measures” section below.

Revenues
IKC revenues for the third quarter of 2024 decreased compared to the second quarter of 2024 due to a decrease in revenues related to the disposal of our physician services business, partially offset by an increase in revenues from our special needs plans and a net increase in shared savings. U.S. other ancillary revenues for the third quarter of 2024 remained relatively flat compared to the second quarter of 2024. International revenues for the third quarter of 2024 increased compared to the second quarter of 2024 due to acquired treatment growth.
IKC revenues for the nine months ended September 30, 2024 decreased compared to the nine months ended September 30, 2023 due to decreased revenues from our special needs plans and the disposal of our physician services business, partially offset by a net increase in shared savings. U.S. other ancillary services revenues for the nine months ended September 30, 2024 remained relatively flat compared to the nine months ended September 30, 2023. Our international revenues for the nine months ended September 30, 2024 increased from the nine months ended September 30, 2023 due to acquired and non-acquired treatment growth and average reimbursement rate increases in certain countries.
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
Operating income (loss) and adjusted operating income (loss)
IKC operating loss for the third quarter of 2024 compared to the second quarter of 2024 decreased, primarily due to decreased medical costs and increased revenues related to our special needs plans, as well as the disposal of our physician services business. U.S. other ancillary services operating loss for the third quarter of 2024 was relatively flat compared to the second quarter of 2024. International operating income for the third quarter of 2024 increased from the second quarter of 2024 primarily due to increased revenues, as described above, partially offset by acquisition-related operating costs and decreased equity income resulting from fluctuations in foreign currency at our APAC JV.
IKC operating loss for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was impacted by severance costs, as described above. IKC operating loss and adjusted operating loss for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 decreased, primarily due to a net increase in shared savings, the disposal of our physician services business and decreased medical costs for our special needs plans. These increases were partially offset by continued investments in our integrated care support functions and decreased revenues from our special needs plans. Other U.S. ancillary services operating loss for the nine months ended September 30, 2024 remained relatively flat compared to the nine months ended September 30, 2023. International operating income for the nine months ended September 30, 2024 decreased compared to the nine months ended September 30, 2023 primarily driven by increased acquisition-related costs, partially offset by increases in revenue, as described above.
Corporate administrative support

	Three months ended		Q3 2024 vs. Q2 2024
	September 30, 2024	June 30, 2024	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(29)	$(25)	$(4)	(16.0)%

	Nine months ended		YTD Q3 2024 vs. YTD Q3 2023
	September 30, 2024	September 30, 2023	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(84)	$(100)	$16	16.0%
Adjusted corporate administrative support(1)	$(84)	$(87)	$3	3.4%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see the "Reconciliations of Non-GAAP measures" section below.

Accruals for legal matters. During nine months ended September 30, 2023, we recorded a charge of $11 million for a legal matter within corporate administrative support.
Corporate administrative support expenses for the third quarter of 2024 compared to the second quarter of 2024 increased primarily due to increased payroll taxes and professional fees. Corporate administrative support expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 were affected by accruals for legal matters, as described above. Corporate administrative support expenses and adjusted corporate administrative support expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 decreased primarily due to decreased long-term incentive compensation, partially offset by increased compensation expenses.
Corporate-level charges

	Three months ended		Q3 2024 vs. Q2 2024
	September 30, 2024	June 30, 2024	Amount	Percent
	(dollars in millions)
Debt expense	$135	$98	$37	37.8%
Debt extinguishment and modification costs	$10	$10	$—	—%
Other loss, net	$17	$27	$(10)	(37.0)%
Effective income tax rate	20.8%	19.3%		1.5%
Effective income tax rate attributable to DaVita Inc.(1)	26.5%	24.2%		2.3%
Net income attributable to noncontrolling interests	$81	$77	$4	5.2%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see the "Reconciliations of Non-GAAP measures" section below.

	Nine months ended		YTD Q3 2024 vs. YTD Q3 2023
	September 30, 2024	September 30, 2023	Amount	Percent
	(dollars in millions)
Debt expense	$332	$302	$30	9.9%
Debt extinguishment and modification costs	$20	$8	$12	150.0%
Other loss, net	$57	$15	$42	280.0%
Effective income tax rate	19.3%	18.2%		1.1%
Effective income tax rate attributable to DaVita Inc.(1)	24.1%	22.9%		1.2%
Net income attributable to noncontrolling interests	$224	$186	$38	20.4%

(1)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see the "Reconciliations of Non-GAAP measures" section below.
Debt expense
Debt expense for the third quarter of 2024 compared to the second quarter of 2024 increased primarily due to an increase in our weighted average effective interest rate principally related to the expiration of our 2019 interest rate cap agreements on June 30, 2024, which had lower rates than our currently effective interest rate caps. This change was also driven by an increase in our long-term debt balance related to the incremental borrowing on our Term Loan A-1 and issuance of 6.875% senior notes due 2032, partially offset by the repayment of our Term Loan B-1.
Debt expense for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 increased primarily due to an increase in our long-term debt balance related to the issuance of 6.875% senior notes due 2032 and incremental borrowing on our Term Loan A-1, partially offset by the repayment of the non-extended Term Loan B-1, as well as an increase in our weighted average effective interest rate principally related to the expiration of our 2019 interest rate cap agreements, as described above.
Our overall weighted average effective interest rate for the three months ended September 30, 2024 was 5.69% compared to 4.27% for the three months ended June 30, 2024. See Note 7 to the condensed consolidated financial statements for further information on the components of our debt.

Debt prepayment, extinguishment and modification costs
The three months ended September 30, 2024 included debt prepayment, extinguishment and modifications costs of $10 million comprised partially of fees incurred in connection with the additional incremental borrowing on our Term Loan A-1 (the Incremental Term Loan A-1) and partially of deferred financing costs and original issue discount written off for the extinguishment of the non-extended Term Loan B-1. Comparatively, the three months ended June 30, 2024 included debt prepayment, extinguishment and modification costs of $10 million comprised partially of fees incurred in connection with the extension of the maturity date of a portion of our Term Loan B-1 from August 2026 to May 2031 (the Term Loan B-1 Extension) and partially of deferred financing costs and original issue discount written off for the portion of debt considered extinguished and reborrowed as a result of the Term Loan B-1 Extension.
The nine months ended September 30, 2024 included debt prepayment, extinguishment and modification costs of $20 million comprised partially of fees incurred in connection with the Incremental Term Loan A-1 and Term Loan B-1 Extension, each described above, and partially of deferred financing costs and original issue discount written off for the extinguishment of the non-extended Term Loan B-1 as described above. Comparatively, the nine months ended September 30, 2023 included debt extinguishment and modification costs of $8 million related to the refinancing of our prior Term Loan A and prior revolving line of credit. These costs were composed partially of deferred financing costs written off for the portion of this debt considered extinguished and reborrowed and partially of fees incurred as part of this debt refinancing. See Note 7 to the condensed consolidated financial statements for further information on the Incremental Term Loan A-1, Term Loan B-1 Extension and the components of our debt.
Other loss, net
Other loss for the third quarter of 2024 decreased compared to the second quarter of 2024 primarily due to a decrease in equity investment losses at Mozarc Medical Holding LLC (Mozarc), increased interest income and decreased losses on foreign currency translation, partially offset by increased net losses on other investments. Other loss for the nine months ended September 30, 2024 increased compared to the nine months ended September 30, 2023, primarily driven by increased equity investment losses in Mozarc, including the $14 million gain recognized in the second quarter of 2023 on the non-cash assets contributed to Mozarc, partially offset by decreases in net losses on other investments and losses on foreign currency translation.
Effective income tax rate
The effective income tax rate and the effective income tax rate attributable to DaVita Inc. increased for the third quarter of 2024 compared to the second quarter of 2024 primarily due to an increase in nondeductible executive compensation.
The effective income tax rate and the effective income tax rate attributable to DaVita Inc. for the nine months ended September 30, 2024 increased compared to the nine months ended September 30, 2023 primarily due to one time benefits recognized in the connection with the closure of our federal IRS exam during 2023 and a larger benefit recognized for finalized tax returns in 2023 partially offset by a nontaxable noncash gain on change in ownership recognized in 2024.
Net income attributable to noncontrolling interests
The increase in net income attributable to noncontrolling interests for the third quarter of 2024 from the second quarter of 2024 and for the nine months ended September 30, 2024 from the nine months ended September 30, 2023 was due to increased profitability at certain U.S. dialysis partnerships.
U.S. dialysis accounts receivable
Our U.S. dialysis accounts receivable balances at September 30, 2024 and December 31, 2023 were $1.707 billion and $1.632 billion, respectively, representing approximately 54 days of revenue outstanding (DSO) for both periods. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes from the second quarter of 2024 to the third quarter of 2024 in the carrying amount of accounts receivable outstanding over one year old.

Liquidity and capital resources
The following table summarizes our major sources and uses of cash, cash equivalents and restricted cash:

	Nine months ended September 30,		YTD Q3 2024 vs. YTD Q3 2023
	2024	2023	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$901	$726	$175	24.1%
Non-cash items in net income	664	664	—	—%
Other working capital changes	(71)	191	(262)	(137.2)%
Other	(21)	(7)	(14)	(200.0)%
	$1,474	$1,574	$(100)	(6.4)%

Net cash used in investing activities:
Maintenance capital expenditures(1)	$(275)	$(287)	$12	4.2%
Development capital expenditures(2)	(110)	(122)	12	9.8%
Acquisition expenditures	(161)	(8)	(153)	(1,912.5)%
Proceeds from sale of self-developed properties	11	5	6	120.0%
Other	12	(192)	204	106.3%
	$(523)	$(604)	$81	13.4%

Net cash used in financing activities:
Debt issuances (payments), net	$1,171	$(521)	$1,692	324.8%
Deferred and debt related financing costs	(46)	(53)	7	13.2%
Distributions to noncontrolling interests	(229)	(203)	(26)	(12.8)%
Contributions from noncontrolling interests	11	12	(1)	(8.3)%
Stock award exercises and other share issuances	(112)	(41)	(71)	(173.2)%
Share repurchases	(1,021)	—	(1,021)	(100.0)%
Other	(26)	40	(66)	(165.0)%
	$(252)	$(767)	$515	67.1%

Total number of shares repurchased	7,508	—	7,508	100.0%

Free cash flow(3)	$882	$979	$(97)	(9.9)%
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
Consolidated cash flows
Consolidated cash flows from operating activities during the nine months ended September 30, 2024 decreased compared to the nine months ended September 30, 2023. The decrease was principally due to decreased cash collections resulting from the CHC Outage, described above, and increased cash taxes paid, partially offset by improved operating results and increases in other working capital items.
CHC began to restore claims submission functionality on March 28, 2024 and we have resumed claims submissions and billing processes through CHC’s information technology systems. As of September 30, 2024, through a combination of CHC's platform and certain alternate billing processes, we are current on our primary claims submissions. During the third quarter of

2024, accounts receivable balances and DSO have declined, but we do continue to see delays in, and issues with, collections with some payors.
Free cash flow during the nine months ended September 30, 2024 decreased as compared to the nine months ended September 30, 2023 primarily due to a decrease in net cash provided by operating activities, as described above, and increased distributions to noncontrolling interests partially offset by a decrease in capital expenditures.
Significant sources of cash during the period included the extension of the maturity date from August 2026 to May 2031 for a portion of our Term Loan B-1 (the Extended Term Loan B-1 transaction) in the aggregate principal amount of approximately $1,640 million, (such portion referred to as the Extended Term Loan B-1), the incurrence of an incremental Term Loan A-1 tranche in the aggregate principal amount of $1,100 million (such portion referred to as the Incremental Term Loan A-1), the issuance of 6.875% senior notes due 2032 in the amount of $1,000 million (the 6.875% Senior Notes) and Change Healthcare temporary funding assistance of $120 million, net, pursuant to the CHC Funding Arrangement in the nine months ended September 30, 2024. Significant uses of cash during that same period included debt prepayments on Term Loan B-1 in the aggregate amount of approximately $2,590 million as part of the Extended Term Loan B-1, Incremental Term Loan A-1 and 6.875% Senior Notes transactions, and regularly scheduled principal payments under our senior secured credit facilities totaling approximately $45 million on our Term Loan A-1 and $14 million on Term Loan B-1, as well as additional required payments under other debt arrangements. Additionally, we recognized financing cash outflows of $35 million in deferred financing costs and discount related to the Fourth and Sixth Amendments to the Senior Secured Credit Agreement and 6.875% Senior Notes transactions, as well as $11 million in cap premium fees for our 2024 forward interest rate cap agreements. In addition, during the nine months ended September 30, 2024 we used cash to repurchase 7,507,842 shares of our common stock.
By comparison, the same period in 2023 included the pay-off of the remaining principal balance outstanding on our prior Term Loan A and prior revolving line of credit in the amount of $1,444 million and $150 million, respectively, and regularly scheduled and other principal payments under our senior secured credit facilities totaling approximately $54 million on our prior Term Loan A, $8 million on our new Term Loan A-1, $50 million on Term Loan B-1, additional net repayments of $15 million on our revolving line of credit, as well as additional required payments under other debt arrangements. Additionally, we recognized financing cash outflows of $30 million in deferred financing costs related to the Second and Third Amendments to the Senior Secured Credit Agreement and $23 million in cap premium fees for our 2023 forward interest cap agreements. Significant sources of cash during the period included the refinancing of our prior Term Loan A and revolving line of credit with a secured Term Loan A-1 facility in the aggregate principal amount of $1,250 million.
Dialysis center footprint
The table below shows the footprint of our dialysis operations by number of dialysis centers owned or operated:

	U.S.				International
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Number of centers operated at beginning of period	2,672	2,703	2,675	2,724	452	353	367	350
Acquired centers	—	—	12	—	1	2	91	4
Developed centers	3	5	12	18	4	3	5	8
Net change in non-owned managed or administered centers(1)	—	1	(8)	3	—	1	—	1
Sold and closed centers(2)	(2)	—	(11)	(3)	—	—	(2)	(2)
Closed centers(3)	(13)	(15)	(20)	(48)	(4)	—	(8)	(2)
Number of centers operated at end of period	2,660	2,694	2,660	2,694	453	359	453	359

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

Stock repurchases
The following table summarizes our common stock repurchases during the three and nine months ended September 30, 2024:

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Shares repurchased (in thousands)	Amount paid (in millions)(1)	Average price paid per share(2)	Shares repurchased (in thousands)	Amount paid (in millions)(1)	Average price paid per share(2)
Open market repurchases:	2,734	$406	$147.20	7,508	$1,022	$134.98

(1)Includes commissions and the 1% excise tax imposed on certain stock repurchases made after December 31, 2022 by the Inflation Reduction Act of 2022. The excise tax is recorded as part of the cost basis of treasury stock repurchased and, as such, is included in stockholders’ equity.
(2)Excludes commissions and the excise tax described above.
We did not repurchase any shares during the three and nine months ended September 30, 2023.
Available liquidity
As of September 30, 2024, we had an undrawn revolving line of credit under our senior secured credit facilities of $1.5 billion. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of September 30, 2024. We separately had approximately $154 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
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

	Three months ended September 30, 2024
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$549	$(2)	$(2)	$18	$14	$(29)	$535
Adjusted operating income (loss)(4)	$549	$(2)	$(2)	$18	$14	$(29)	$535

	Three months ended June 30, 2024
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$550	$(34)	$(2)	$17	$(19)	$(25)	$506
Adjusted operating income (loss)(4)	$550	$(34)	$(2)	$17	$(19)	$(25)	$506

	Nine months ended September 30, 2024
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$1,625	$(62)	$(6)	$51	$(16)	$(84)	$1,525
Gain on changes in ownership interest(1)	(35)	—	—	—	—	—	(35)
Adjusted operating income (loss)(4)	$1,590	$(62)	$(6)	$51	$(16)	$(84)	$1,490

	Nine months ended September 30, 2023
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$1,331	$(66)	$(7)	$54	$(18)	$(100)	$1,213
Severance and other costs(2)	26	—	—	—	—	1	28
Legal matter(3)	—	—	—	—	—	11	11
Adjusted operating income (loss)(4)	$1,357	$(65)	$(7)	$54	$(18)	$(87)	$1,252
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
(3)Represents an accrual for potential third-party settlement costs for the matter further described in Note 8 to our condensed consolidated financial statements under the heading "2017 U.S. Attorney Colorado Investigation". We have excluded this charge, which had been previously disclosed, from our non-GAAP metrics because, among other things, we do not believe it is indicative of our ordinary results of operations. In this instance, among the factors considered were that the claim relates to prior ancillary operations or activities that we sold or closed (or otherwise ceased) prior to June 2020, and the charge is significant and may obscure analysis of underlying trends and financial performance of our current business.

(4)In connection with the conclusion of a comment letter from the Securities and Exchange Commission Staff in July 2024, beginning in the second quarter 2024, we have updated the presentation of our non-GAAP measures to no longer exclude center closure costs for all periods presented. To facilitate comparisons, the non-GAAP measures presented for prior periods also have been conformed to the presentation of the non-GAAP measures for the current period.

	Three months ended		Nine months ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
	(dollars in millions)		(dollars in millions)
Income before income taxes	$373	$371	$1,117	$888
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(81)	(78)	(225)	(186)
Income before income taxes attributable to DaVita Inc.	$292	$294	$892	$702
Income tax expense	$78	$72	$215	$162
Less: Income tax attributable to noncontrolling interests	—	—	(1)	(1)
Income tax expense attributable to DaVita Inc.	$78	$71	$215	$161
Effective income tax rate on income attributable to DaVita Inc.	26.5%	24.2%	24.1%	22.9%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Nine months ended
	September 30, 2024	September 30, 2023
	(dollars in millions)
Net cash provided by operating activities	$1,474	$1,574
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Distributions to noncontrolling interests	(229)	(203)
Contributions from noncontrolling interests	11	12
Maintenance capital expenditures	(275)	(287)
Development capital expenditures	(110)	(122)
Proceeds from sale of self-developed properties	11	5
Free cash flow	$882	$979
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
As of September 30, 2024, we have outstanding letters of credit in the aggregate amount of approximately $154 million under a bilateral secured letter of credit facility separate from our senior secured credit facilities.
As of September 30, 2024, we have outstanding purchase agreements with various suppliers to purchase set amounts of dialysis equipment, parts, pharmaceuticals and supplies. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier, as described further in Note 16 to the Company's consolidated financial statements included in our 2023 10-K.

On March 5, 2024, we entered into four separate purchase agreements with Fresenius Medical Care to acquire their dialysis service operations in Chile, Ecuador, Colombia and Brazil. Chile and Ecuador closed during the first six months of 2024. Colombia and Brazil are expected to close during the fourth quarter of 2024 and the first quarter of 2025, respectively, and remain subject to customary closing conditions and regulatory approval as of September 30, 2024. Expected cash payments for these remaining transactions are approximately $180 million, subject to certain customary adjustments.
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
The table below provides information about our financial instruments that are sensitive to changes in interest rates as of September 30, 2024. For further information on the components of the Company's long-term debt and their interest rates, see Note 7 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q at Part I Item 1.

	Expected maturity date								Average interest rate	Fair value(1)
	2024	2025	2026	2027	2028	2029	Thereafter	Total
	(dollars in millions)
Long-term debt:
Fixed rate	$126	$38	$48	$36	$32	$23	$5,369	$5,672	4.80%	$5,194
Variable rate	$37	$140	$140	$169	$1,892	$18	$1,556	$3,952	7.02%	$3,937

(1)Represents the fair value of the Company’s long-term debt excluding financing leases. See Note 7 to the condensed consolidated financial statements for further details.
The scheduled principal payments for all debt that bears a variable rate by its terms, including all of Extended Term Loan B-1 and Term Loan A-1, have been included on the variable rate line of the schedule of expected maturities above and have been included in the calculation of the average variable interest rate presented. Additionally, the Change Healthcare temporary funding assistance, which is interest-free, has been included in the fixed rate line of the schedule of expected maturities and the calculation of the average fixed interest rate presented above.
However, principal amounts of $1,640 million for Extended Term Loan B-1 and $1,860 million of Term Loan A-1 (the capped debt) were effectively hedged by our 2019 interest rate cap agreements through June 30, 2024, with additional caps from our 2023 and 2024 interest rate cap agreements extending for further periods. As of September 30, 2024, applicable SOFR rates were above the interest rate thresholds of our cap agreements making the interest rates on this capped debt "economically fixed." As a result, as of September 30, 2024, total fixed and economically fixed debt was $9,173 million, with an average interest rate of 5.63%, while total variable rate debt not subject to caps was $451 million with an average rate of 6.91%.
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
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements as of September 30, 2024. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as required by the Exchange Act as of such date for our Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during the third quarter of 2024.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
July 1-31, 2024	1,134	$138.81	1,134	$543,360
August 1-31, 2024	937	149.38	937	$403,333
September 1-30, 2024	663	158.45	663	$2,298,315
	2,734	$147.20	2,734

(1)Excludes commissions and the 1% excise tax imposed by the Inflation Reduction Act of 2022.
Effective on December 17, 2021, the Board authorized a repurchase plan of $2,000,000. Effective on September 5, 2024, the Board increased the existing authorization by $2,000,000 in additional repurchasing authority. This authorization allows the us to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other consideration
As of October 25, 2024, we had approximately $2,198 million, excluding excise taxes, available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2024.

Item 6.    Exhibits

Exhibit
Number

3.1	Amended and Restated Bylaws of DaVita Inc., adopted on September 5, 2024. (1)

4.1	Indenture, dated as of August 13, 2024, by and among DaVita Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (2)

4.2	Form of 6.875% Senior Notes due 2032 (included as Exhibit A to the Indenture filed with Exhibit 4.1). (2)

10.1	Sixth Amendment, dated as of August 13, 2024, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender (including a conformed copy of the Credit Agreement, reflecting all amendments through the Sixth Amendment, attached as Annex A thereto). (2)

10.2	Employment Agreement between David Maughan and DaVita Inc., effective as of September 15, 2024. (3)

31.1	Certification of the Chief Executive Officer, dated October 29, 2024, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated October 29, 2024, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated October 29, 2024, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated October 29, 2024, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Included in this filing.
(1)	Filed on September 5, 2024 as an exhibit to the Company's Current Report on Form 8-K.
(2)	Filed on August 14, 2024 as an exhibit to the Company's Current Report on Form 8-K.
(3)	Filed on September 13, 2024 as an exhibit to the Company's Current Report on Form 8-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Chief Accounting Officer*
Date: October 29, 2024

*	Mr. Berry has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.