Form 10-Q
period 2025-03-31
DAVITA INC.
filed 2025-05-12
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of May 9, 2025, the number of shares of the registrant’s common stock outstanding was approximately 75.5 million shares.

DAVITA INC.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended March 31,
	2025	2024
Dialysis patient service revenues	$3,102,993	$2,941,532
Other revenues	120,536	129,023
Total revenues	3,223,529	3,070,555
Operating expenses:
Patient care costs	2,239,660	2,078,976
General and administrative	374,090	362,480
Depreciation and amortization	176,451	187,083
Equity investment income, net	(5,609)	(6,682)
Gain on changes in ownership interests	—	(35,147)
Total operating expenses	2,784,592	2,586,710
Operating income	438,937	483,845
Debt expense	(135,055)	(99,418)
Other loss, net	(17,549)	(12,641)
Income before income taxes	286,333	371,786
Income tax expense	54,117	65,806
Net income	232,216	305,980
Less: Net income attributable to noncontrolling interests	(69,299)	(66,331)
Net income attributable to DaVita Inc.	$162,917	$239,649

Earnings per share attributable to DaVita Inc.:
Basic net income	$2.05	$2.73
Diluted net income	$2.00	$2.65

Weighted average shares for earnings per share:
Basic shares	79,368	87,775
Diluted shares	81,275	90,547
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2025	2024
Net income	$232,216	$305,980
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on interest rate cap agreements:
Unrealized (losses) gains	(8,535)	13,317
Reclassifications of net realized losses (gains) into net income	1,507	(21,628)
Unrealized gains (losses) on foreign currency translation	90,856	(39,720)
Other comprehensive income (loss)	83,828	(48,031)
Total comprehensive income	316,044	257,949
Less: Comprehensive income attributable to noncontrolling interests	(69,299)	(66,331)
Comprehensive income attributable to DaVita Inc.	$246,745	$191,618
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$438,780	$794,933
Restricted cash and equivalents	85,793	84,892
Short-term investments	73,163	51,064
Accounts receivable	2,321,818	2,146,975
Inventories	150,522	134,559
Other receivables	422,264	383,166
Prepaid and other current assets	129,967	122,948
Income tax receivable	13,881	27,535
Total current assets	3,636,188	3,746,072
Property and equipment, net of accumulated depreciation of $6,383,563 and $6,262,703, respectively	2,901,056	2,940,916
Operating lease right-of-use assets	2,360,829	2,393,558
Intangible assets, net of accumulated amortization of $32,735 and $32,408, respectively	205,263	197,431
Equity method and other investments	329,755	336,684
Long-term investments	31,446	33,660
Other long-term assets	238,933	261,731
Goodwill	7,415,560	7,375,216
	$17,119,030	$17,285,268
LIABILITIES AND EQUITY
Accounts payable	$596,137	$547,200
Other liabilities	900,188	934,145
Accrued compensation and benefits	676,782	800,484
Current portion of operating lease liabilities	420,506	410,411
Current portion of long-term debt	178,648	270,867
Income tax payable	36,577	10,303
Due to related party	97,944	—
Total current liabilities	2,906,782	2,973,410
Long-term operating lease liabilities	2,161,439	2,209,655
Long-term debt	9,559,745	9,175,903
Other long-term liabilities	166,515	169,588
Deferred income taxes	664,580	665,361
Total liabilities	15,459,061	15,193,917
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,666,521	1,695,483
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 90,770 and 77,277 shares issued and outstanding at March 31, 2025, respectively, and 90,369 and 80,536 shares issued and outstanding at December 31, 2024, respectively)	91	90
Additional paid-in capital	299,467	286,270
Retained earnings	1,697,547	1,534,630
Treasury stock (13,493 and 9,833 shares, respectively)	(2,037,238)	(1,389,072)
Accumulated other comprehensive loss	(226,968)	(310,796)
Total DaVita Inc. shareholders' equity (deficit)	(267,101)	121,122
Noncontrolling interests not subject to put provisions	260,549	274,746
Total equity (deficit)	(6,552)	395,868
	$17,119,030	$17,285,268
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$232,216	$305,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,451	187,083
Stock-based compensation expense	29,759	24,542
Deferred income taxes	4,335	(3,318)
Equity investment loss, net	20,262	18,531
Gain on changes in ownership interests	—	(35,147)
Other non-cash losses	7,137	7,639
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(155,276)	(561,281)
Inventories	(14,772)	1,929
Other current assets	(41,087)	(13,044)
Other long-term assets	13,026	1,922
Accounts payable	46,195	(14,162)
Accrued compensation and benefits	(128,194)	(135,041)
Other current liabilities	(39,394)	27,237
Income taxes	39,829	60,557
Other long-term liabilities	(10,478)	(8,263)
Net cash provided by (used in) operating activities	180,009	(134,836)
Cash flows from investing activities:
Additions of property and equipment	(143,258)	(121,015)
Acquisitions	(10,243)	(105,163)
Proceeds from asset and business sales	10,674	7,040
Purchase of debt investments held-to-maturity	(26,894)	(309)
Purchase of other debt and equity investments	(2,471)	(2,975)
Proceeds from debt investments held-to-maturity	3,080	300
Proceeds from sale of other debt and equity investments	5,662	4,547
Purchase of equity method investments	—	(460)
Distributions from equity method investments	1,312	2,829
Net cash used in investing activities	(162,138)	(215,206)
Cash flows from financing activities:
Borrowings	633,189	1,290,255
Payments on long-term debt	(345,965)	(554,544)
Deferred and debt related financing costs	(6,411)	(99)
Purchase of treasury stock from related party	(31,684)	—
Other purchases of treasury stock	(510,161)	(250,961)
Distributions to noncontrolling interests	(93,022)	(77,348)
Net proceeds from issuance of common stock under employee stock plans	4,937	4,143
Payment of tax withholdings on net share settlements of equity awards	(30,214)	(90,631)
Contributions from noncontrolling interests	2,169	3,725
Purchases of noncontrolling interests	(5,378)	(5,221)
Net cash (used in) provided by financing activities	(382,540)	319,319
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,417	(3,130)
Net decrease in cash, cash equivalents and restricted cash	(355,252)	(33,853)
Cash, cash equivalents and restricted cash at beginning of the year	879,825	464,634
Cash, cash equivalents and restricted cash at end of the period	$524,573	$430,781
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended March 31, 2025
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity (deficit)								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2024	$1,695,483	90,369	$90	$286,270	$1,534,630	(9,833)	$(1,389,072)	$(310,796)	$121,122	$274,746
Comprehensive income:
Net income	45,230				162,917				162,917	24,069
Other comprehensive income								83,828	83,828
Stock award plan		401	1	(30,165)					(30,164)
Stock-settled stock-based compensation expense				29,369					29,369
Changes in noncontrolling interest from:
Distributions	(61,321)									(31,701)
Contributions	1,951									218
Acquisitions and divestitures	4,354			682					682	(6,783)
Partial purchases	(5,865)
Fair value remeasurements	(13,311)			13,311					13,311
Purchase of treasury stock						(3,660)	(550,222)		(550,222)
Share purchase obligation							(97,944)		(97,944)
Balance at March 31, 2025	$1,666,521	90,770	$91	$299,467	$1,697,547	(13,493)	$(2,037,238)	$(226,968)	$(267,101)	$260,549

	Three months ended March 31, 2024
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2023	$1,499,288	88,824	$89	$509,804	$598,288	—	$—	$(52,084)	$1,056,097	$187,965
Comprehensive income:
Net income	44,191				239,649				239,649	22,140
Other comprehensive loss								(48,031)	(48,031)
Stock award plan		998	1	(90,632)					(90,631)
Stock-settled stock-based compensation expense				23,049					23,049
Changes in noncontrolling interest from:
Distributions	(52,928)									(24,420)
Contributions	3,127									598
Partial purchases	(1,227)			(2,996)					(2,996)	20,233
Fair value remeasurements	11,023			(11,023)					(11,023)
Purchase of treasury stock						(2,119)	(240,117)		(240,117)
Balance at March 31, 2024	$1,503,474	89,822	$90	$428,202	$837,937	(2,119)	$(240,117)	$(100,115)	$925,997	$206,516
See notes to condensed consolidated financial statements.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

Unless otherwise indicated in this Quarterly Report on Form 10-Q, "the Company", "we", "us", "our" and similar terms refer to DaVita Inc. and its consolidated subsidiaries.
1.     Condensed consolidated interim financial statements
The unaudited condensed consolidated interim financial statements included in this report are prepared by the Company. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies, and noncontrolling interests subject to put provisions. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, certain fair value estimates, accounting for income taxes, and loss contingencies. The results of operations reflected in these interim financial statements may not necessarily be indicative of annual operating results. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (2024 10-K). Prior period classifications conform to the current period presentation.
2.     Revenue recognition
The following tables summarize the Company's segment revenues by primary payor source:

	Three months ended March 31, 2025			Three months ended March 31, 2024
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,609,018	$	$1,609,018	$1,531,497	$	$1,531,497
Medicaid and Managed Medicaid	206,509		206,509	210,123		210,123
Other government	76,746	209,747	286,493	82,587	145,785	228,372
Commercial	924,888	87,819	1,012,707	925,831	70,172	996,003
Other revenues:
Medicare and Medicare Advantage		98,954	98,954		103,110	103,110
Medicaid and Managed Medicaid		2	2		395	395
Commercial		2,701	2,701		6,940	6,940
Other(1)	6,008	15,599	21,607	6,122	15,203	21,325
Eliminations of intersegment revenues	(11,734)	(2,728)	(14,462)	(24,463)	(2,747)	(27,210)
Total	$2,811,435	$412,094	$3,223,529	$2,731,697	$338,858	$3,070,555

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
For its IKC business, the Company recognized revenues for performance obligations satisfied in previous years of $28,463 and $19,450 during the three months ended March 31, 2025 and 2024, respectively. The delay in recognition of these amounts resulted predominantly from measurement limitations and recognition constraints on the Company's VBC contracts with health plans, many of which are complex. Recognition of revenue from the Company's government Comprehensive Kidney Care Contracting (CKCC) program also have certain constraints for plan years 2024 and 2025.
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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended March 31,
	2025	2024
Net income attributable to DaVita Inc.	$162,917	$239,649
Weighted average shares outstanding:
Basic shares	79,368	87,775
Assumed incremental from stock plans	1,907	2,772
Diluted shares	81,275	90,547
Basic net income per share attributable to DaVita Inc.	$2.05	$2.73
Diluted net income per share attributable to DaVita Inc.	$2.00	$2.65

Anti-dilutive stock-settled awards excluded from calculation(1)	187	391

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
(unaudited)
(dollars and shares in thousands, except per share data)

4.     Short-term and long-term investments
The Company’s short-term and long-term investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	March 31, 2025			December 31, 2024
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$68,863	$—	$68,863	$44,158	$—	$44,158
Investments in mutual funds and common stocks	—	35,746	35,746	—	40,566	40,566
	$68,863	$35,746	$104,609	$44,158	$40,566	$84,724
Short-term investments	$68,863	$4,300	$73,163	$44,158	$6,906	$51,064
Long-term investments	—	31,446	31,446	—	33,660	33,660
	$68,863	$35,746	$104,609	$44,158	$40,566	$84,724
Debt securities. The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. Typically, any long-term debt investments are bank time deposits with contractual maturities longer than one year. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximated their fair values at March 31, 2025 and December 31, 2024.
Equity securities. Substantially all of the Company's short-term and long-term equity investments are held within a trust to fund existing obligations associated with the Company’s non-qualified deferred compensation plans.
5.     Goodwill
Changes in the carrying value of goodwill by reportable segment were as follows:

	U.S. dialysis	Other — Ancillary services	Consolidated
Balance at December 31, 2023	$6,416,825	$695,735	$7,112,560
Acquisitions	102,082	246,987	349,069
Divestitures	(1,687)	(1,506)	(3,193)
Foreign currency and other adjustments	—	(83,220)	(83,220)
Balance at December 31, 2024	6,517,220	857,996	7,375,216
Acquisitions	5,236	(4,838)	398
Foreign currency and other adjustments	—	39,946	39,946
Balance at March 31, 2025	$6,522,456	$893,104	$7,415,560

Balance at March 31, 2025:
Goodwill	$6,522,456	$1,039,716	$7,562,172
Accumulated impairment charges	—	(146,612)	(146,612)
	$6,522,456	$893,104	$7,415,560
The Company did not recognize any goodwill impairment charges during the three months ended March 31, 2025 and 2024.
None of the Company's various reporting units were considered at risk of significant goodwill impairment as of March 31, 2025.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

6.     Long-term debt
Long-term debt comprised the following:

				As of March 31, 2025
	March 31, 2025	December 31, 2024	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A-1(2)	$2,229,567	$2,259,295	4/28/2028	Base +1.75%	$2,226,780
Term Loan B-1	1,632,050	1,636,150	5/9/2031	SOFR + 2.00%	$1,630,010
Revolving line of credit(2)	425,000	—	4/28/2028	Base +1.75%	$425,000
Senior Notes:
4.625% Senior Notes	2,750,000	2,750,000	6/1/2030	4.625%	$2,536,875
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,304,535
6.875% Senior Notes	1,000,000	1,000,000	9/1/2032	6.875%	$1,005,000
Acquisition obligations and other notes payable(3)	53,990	56,483	2025-2038	5.55%	$53,990
Financing lease obligations(4)	208,825	216,401	2026-2039	4.56%
CHC temporary funding assistance	—	92,777			$—
Total debt principal outstanding	9,799,432	9,511,106
Discount, premium and deferred financing costs(5)	(61,039)	(64,336)
	9,738,393	9,446,770
Less current portion	(178,648)	(270,867)
	$9,559,745	$9,175,903

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
(3)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and variable interest rate components in effect as of March 31, 2025.
(4)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.
(5)As of March 31, 2025, the carrying amount of the Company's senior secured credit facilities has been reduced by a discount of $7,759 and deferred financing costs of $26,965, and the carrying amount of the Company's senior notes has been reduced by deferred financing costs of $36,081 and increased by a debt premium of $9,766. As of December 31, 2024, the carrying amount of the Company's senior secured credit facilities was reduced by a discount of $8,084 and deferred financing costs of $28,879, and the carrying amount of the Company's senior notes was reduced by deferred financing costs of $37,612 and increased by a debt premium of $10,239.
During the first three months of 2025, the Company made regularly scheduled principal payments under its senior secured credit facilities totaling $29,728 on Term Loan A-1 and $4,100 on Term Loan B-1.
On March 1, 2024, Change Healthcare (CHC), a subsidiary of UnitedHealth Group, launched a temporary assistance funding program (CHC Funding) to help bridge the gap in short-term cash flow needs for providers impacted by the disruption of CHC's services. Under the program, CHC provided funding to providers for amounts that would otherwise have been received (with certain limitations), but for the disruption in processing electronic claims as a result of the outage. During the first quarter of 2025, the Company repaid all remaining balances outstanding under the CHC Funding program.
As of March 31, 2025, the effective portion of the Company's 2023 interest rate cap agreements have the economic effect of capping the Company's maximum exposure to SOFR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-1 and a portion of Term Loan A-1. The remaining $361,617 outstanding principal balance of Term Loan A-1 and $425,000 balance outstanding on the revolving line of credit are subject to SOFR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in their fair

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

values are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.
During the first quarter of 2025 the Company entered into several forward interest rate cap agreements, described below, that have the economic effect of capping the Company's exposure to SOFR variable interest rate changes on specific portions of the Company's floating rate debt (2025 cap agreements). These 2025 cap agreements are designated as cash flow hedges and, as a result, changes in their fair values will be reported in other comprehensive income. These 2025 cap agreements do not contain credit-risk contingent features and become effective and expire as described in the table below.
The following table summarizes the Company’s interest rate cap agreements outstanding as of March 31, 2025:

Year cap agreements executed	Initial notional amount	SOFR maximum rate	Approximate effective date	Maturity date	Notional amount effective through December 31
					2025	2026	2027	2028
2023	$2,000,000	3.75%	6/30/2024	12/31/2025	$1,250,000
2023	$1,000,000	4.00%	6/30/2024	12/31/2025	$750,000
2023	$500,000	4.50%	6/30/2024	12/31/2026	$500,000	$500,000
2023	$250,000	4.50%	12/31/2024	12/31/2025	$250,000
2023	$750,000	4.00%	12/31/2024	12/31/2026	$750,000	$500,000
2024	$1,750,000	4.50%(1)	12/31/2025	12/31/2027		$1,750,000	$1,000,000
2024	$750,000	4.00%(2)	12/31/2025	12/31/2027		$750,000	$500,000
2025	$1,000,000	4.50%(3)	12/31/2026	12/31/2028			$1,000,000	$750,000
Total notional coverage					$3,500,000	$3,500,000	$2,500,000	$750,000
Weighted average strike rate					4.02%	4.32%	4.55%	4.75%

(1)Effective December 31, 2026, the maximum rate of 4.50% increases to 4.75% for these interest rate caps.
(2)Effective December 31, 2026, the maximum rate of 4.00% increases to 4.25% for these interest rate caps.
(3)Effective December 31, 2027, the maximum rate of 4.50% increases to 4.75% for these interest rate caps.
The fair value of the Company's interest rate cap agreements, which are classified in other long-term assets on its consolidated balance sheet, was $21,894 and $30,062 as of March 31, 2025 and December 31, 2024, respectively.
See Note 9 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense (offset) related to the Company’s interest rate cap agreements for the three months ended March 31, 2025 and 2024.
As a result of the variable rate cap from the Company's 2023 interest rate cap agreements, the Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the first quarter of 2025 was 6.62%, based on the current margins in effect for its senior secured credit facilities as of March 31, 2025, as detailed in the table above.
The Company’s weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, for the three months ended March 31, 2025 was 5.60% and as of March 31, 2025 was 5.65%.
As of March 31, 2025, the Company’s interest rates were fixed and economically fixed on approximately 56% and 92% of its total debt, respectively.
As of March 31, 2025, the Company had $1,075,000 available and $425,000 drawn on its $1,500,000 revolving line of credit under its senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding under the facility, of which there were none as of March 31, 2025. The Company also had letters of credit of approximately $172,716 outstanding under a separate bilateral secured letter of credit facility as of March 31, 2025.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

7.    Commitments and contingencies
The Company operates in a highly regulated industry and is a party to, or has the potential to be a party to, various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of March 31, 2025 and December 31, 2024, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Certain Governmental Inquiries and Related Proceedings
2020 U.S. Attorney New Jersey Investigation: In March 2020, the U.S. Attorney’s Office, District of New Jersey served the Company with a subpoena and a Civil Investigative Demand (CID) relating to an investigation being conducted by that office and the U.S. Attorney’s Office, Eastern District of Pennsylvania. The subpoena and CID request information on several topics, including certain of the Company’s joint venture arrangements with physicians and physician groups, medical director agreements, and compliance with its five-year Corporate Integrity Agreement, the term of which expired October 22, 2019. In November 2022, the Company learned that, on April 1, 2022, the U.S. Attorney’s Office for the District of New Jersey notified the U.S. District Court for the District of New Jersey of its decision not to elect to intervene in the matter of U.S. ex rel. Doe v. DaVita Inc. and filed a Stipulation of Dismissal. On April 13, 2022, the U.S. District Court for the District of New Jersey dismissed the case without prejudice. On October 12, 2022, the U.S. Attorney’s Office for the Eastern District of Pennsylvania notified the U.S. District Court, Eastern District of Pennsylvania, of its decision not to elect to intervene at this time in the matter of U.S. ex rel. Bayne v. DaVita Inc., et al. The court then unsealed an amended complaint, which alleges violations of federal and state False Claims Acts, by order dated October 14, 2022. On November 8, 2023, the private party relator filed a fourth amended complaint. On November 29, 2023, the Company filed a motion to dismiss the fourth amended complaint. On April 29, 2025, the Court denied the Company’s motion to dismiss. The Company disputes the allegations in the complaint and intends to defend this action accordingly.
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
Other Commitments
The Company also has certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated dialysis businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $6,699.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

8.    Shareholders' equity
Stock-based compensation
During the three months ended March 31, 2025, the Company granted 723 stock-settled restricted and performance stock units with an aggregate grant-date fair value of $104,916 and a weighted average expected life of approximately 3.4 years. Additionally, the Company granted 96 stock-settled stock appreciation rights with an aggregate grant-date fair value of $4,960 and weighted-average expected life of approximately 4.75 years.
As of March 31, 2025, the Company had $207,587 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.3 years.
Share repurchases
The following table summarizes the Company's common stock repurchases during the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025			Three months ended March 31, 2024
	Shares repurchased	Amount paid(1)	Average price paid per share(2)	Shares repurchased	Amount paid(1)	Average price paid per share(2)
Open market repurchases:	3,457	$518,221	$148.53	2,119	$240,117	$112.76
Berkshire repurchases:	203	32,001	156.01	—	—	—
Total repurchases:	3,660	$550,222	$148.94	2,119	$240,117	$112.76

(1)Includes commissions and the 1% excise tax imposed on certain share repurchases by the Inflation Reduction Act of 2022. The excise tax is recorded as part of the cost basis of treasury shares repurchased and, as such, is included in stockholders’ equity.
(2)Excludes commissions and the excise tax described above.
Subsequent to March 31, 2025 through May 12, 2025, the Company repurchased 1,730 shares of its common stock for $259,152 at an average price paid of $148.34 per share, inclusive of the shares repurchased from Berkshire Hathaway Inc. as discussed below.
As of March 31, 2025, the Company is authorized to make share repurchases pursuant to a September 5, 2024 Board authorization of $2,000,000. This authorization allows the Company to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of May 12, 2025, the Company has a total of $1,132,566, excluding excise taxes, available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations, including under the terms of its senior secured credit facilities.
Berkshire share repurchase agreement
Pursuant to the April 30, 2024 share repurchase agreement with Berkshire Hathaway Inc. on behalf of itself and its affiliates (collectively, Berkshire), the Company had a repurchase obligation at March 31, 2025 to purchase shares from Berkshire for $97,944 in the aggregate, recorded as a payable and classified as Due to related party on the Company's consolidated balance sheet. Subsequent to March 31, 2025, as the Company continued open market share repurchases, the obligation to Berkshire increased. On May 8, 2025, the Company settled the Berkshire repurchase obligation in total for 1,146 shares of common stock for $170,263 at an average price paid of $147.11 per share.
See Note 18 to the Company's consolidated financial statements included in the 2024 10-K for further discussion of the Company’s relationship with Berkshire and the share repurchase agreement.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

9.     Accumulated other comprehensive loss

	Three months ended March 31, 2025				Three months ended March 31, 2024
	Interest rate cap agreements	Defined benefit pension plan	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$(8,557)	$46	$(302,285)	$(310,796)	$27,853	$(79,937)	$(52,084)
Unrealized (losses) gains	(11,373)	—	90,856	79,483	17,745	(39,720)	(21,975)
Related income tax	2,838	—	—	2,838	(4,428)	—	(4,428)
	(8,535)	—	90,856	82,321	13,317	(39,720)	(26,403)
Reclassification into net income	2,009	—	—	2,009	(28,818)	—	(28,818)
Related income tax	(502)	—	—	(502)	7,190	—	7,190
	1,507	—	—	1,507	(21,628)	—	(21,628)
Ending balance	$(15,585)	$46	$(211,429)	$(226,968)	$19,542	$(119,657)	$(100,115)
The interest rate cap agreement net realized gains reclassified into net income are recorded as debt expense in the corresponding consolidated statements of income. See Note 6 for further details.
10.    Variable interest entities (VIEs)
At March 31, 2025, these condensed consolidated financial statements include total assets of VIEs of $546,754 and total liabilities and noncontrolling interests of VIEs to third parties of $252,238. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 22 to the Company's consolidated financial statements included in the 2024 10-K.
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
The following table summarizes the Company’s assets, liabilities and temporary equities measured at fair value on a recurring basis as of March 31, 2025:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$35,746	$35,746
Interest rate cap agreements	$21,894		$21,894
Liabilities
Contingent earn-out obligations for acquisitions	$10,384			$10,384
Temporary equity
Noncontrolling interests subject to put provisions	$1,666,521			$1,666,521
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
As of March 31, 2025, the Company had contingent earn-out obligations associated with business acquisitions that could result in the Company paying the former owners a total of up to approximately $23,199 if certain performance targets or quality margins are met over the next one year to five years. The estimated fair value measurements of these contingent earn-out obligations are primarily based on unobservable inputs, including key financial metrics such as projected earnings before interest, taxes, depreciation, and amortization (EBITDA), revenue and other key performance indicators. The estimated fair values of these contingent earn-out obligations are remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company's credit risk adjusted rate that is used to discount obligations to present value.
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of March 31, 2025, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $225,000. See Notes 16 and 23 to the Company's consolidated financial statements included in the 2024 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations. For a reconciliation of changes in noncontrolling interests subject to put provisions for the three months ended March 31, 2025, see the consolidated statement of equity.
The Company's fair value estimates for its senior secured credit facilities are based upon quoted bid and ask prices for these instruments, a level 2 input. For the Company's senior notes, fair value estimates are based on market level 1 inputs. See Note 6 for further discussion of the Company's debt.
The book value of the Company's contingent consideration payable to Medtronic, Inc. for its interest in Mozarc Medical Holding LLC approximates its estimated fair value, which is based on level 3 inputs.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at March 31, 2025 at their approximate fair values due to the short-term nature of their settlements.
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
The Company’s separate operating segments include its U.S. dialysis and related lab services business, its U.S. integrated kidney care business, its U.S. other ancillary services, and its operations in each foreign sovereign jurisdiction. The U.S. dialysis and related lab services business qualifies as a separately reportable segment, and all other operating segments have been combined and disclosed in the other segments category. See Note 24 to the Company's consolidated financial statements included in the 2024 10-K for further description of how the Company determines and measures results for its operating segments.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin (loss) to consolidated income before income taxes:

	Three months ended March 31,
	2025	2024
Segment revenues:
U.S. dialysis
Patient service revenues:
External sources	$2,805,427	$2,725,575
Intersegment revenues	11,734	24,463
U.S. dialysis patient service revenues	2,817,161	2,750,038
Other revenues
External sources	6,008	6,122
Total U.S. dialysis revenues	2,823,169	2,756,160
Other—Ancillary services
Patient service revenues	297,566	215,957
Other external sources	114,528	122,901
Intersegment revenues	2,728	2,747
Total ancillary services	414,822	341,605
Total net segment revenues	3,237,991	3,097,765
Elimination of intersegment revenues	(14,462)	(27,210)
Consolidated revenues	$3,223,529	$3,070,555
Significant segment expenses:
U.S. dialysis
Patient care costs	$1,913,428	$1,824,579
General and administrative	282,679	274,562
Depreciation and amortization	156,899	172,852
Other segment items(1)	(5,609)	(41,570)
U.S. dialysis segment expenses	2,347,397	2,230,423
Other - Ancillary services expenses	417,631	353,107
Segment operating margin (loss):
U.S. dialysis	475,772	525,737
Other—Ancillary services(2)	(2,809)	(11,502)
Total segment operating margin (loss)	472,963	514,235
Reconciliation of segment operating income to consolidated income before income taxes:
Corporate administrative support	(34,026)	(30,390)
Consolidated operating income	438,937	483,845
Debt expense	(135,055)	(99,418)
Other loss, net	(17,549)	(12,641)
Income from continuing operations before income taxes	$286,333	$371,786

(1)Other segment items for our U.S. dialysis segment include equity income from nonconsolidated joint ventures and a gain on changes in ownership interests.
(2)Includes depreciation and amortization of $19,552 and $14,231 for the three months ended March 31, 2025 and 2024, respectively.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Expenditures for property and equipment by reportable segment were as follows:

	Three months ended March 31,
	2025	2024
U.S. dialysis	$113,591	$104,953
Other—Ancillary services	29,667	16,062
	$143,258	$121,015

13.    New accounting standards
New standards not yet adopted
In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of effective tax rates to statutory rates, as well as additional disaggregation of taxes paid in both U.S. and foreign jurisdictions. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company’s income tax footnote to the consolidated financial statements for the fiscal year ended December 31, 2025 will reflect the expanded disclosure requirements.
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disaggregated disclosure of income statement expenses, including purchases of inventory, employee compensation, depreciation, and amortization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in this ASU may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently assessing the effect this guidance may have on its consolidated financial statements.
14.    Subsequent event — cybersecurity incident
On April 12, 2025, the Company became aware of a ransomware incident. Upon discovery, the Company activated its response protocols and implemented containment measures, including proactively disconnecting parts of the Company's network. The Company is actively working to assess and remediate the incident with the assistance of third-party cybersecurity professionals and law enforcement. While the incident resulted in disruption to the Company's operations, it has prioritized and focused its efforts on minimizing disruption to dialysis care, and these efforts have been successful to date. The Company has been able to restore most functions, but it cannot estimate the duration or extent of the disruption at this time.
The Company is aware of the exfiltration of certain data as part of the cybersecurity incident. The Company is in the process of validating the extent and nature of the files that were involved, including the identification of Personally Identifiable Information (PII) and/or Protected Health Information (PHI) involved. Based on the Company's review, it will comply with applicable privacy notice provisions and regulations.
Based on information currently available and the investigation to date, the Company believes that this incident has not had, and is not expected to have, a material adverse impact on its ability to provide patient care or on its business, results of operations or financial condition. However, the Company's investigation remains ongoing and as a result, it does not yet know the full impact of the cybersecurity incident, including how much of the financial impact will be covered by insurance.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, statements about our balance sheet and liquidity, our expenses, revenues, billings and collections, patient census, the impact of the recent cybersecurity incident experienced by the Company, including the ultimate duration and extent of the disruption to our network and operations, availability or cost of supplies, including without limitation the impact of evolving trade policies and tariffs and any reduction in clinical and other supplies due to any disruptions experienced by third party vendors, including with respect to our ability to provide home dialysis services, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, the effects on us and our operations of any interruptions in key functions performed by our third party service providers or suppliers, current macroeconomic, marketplace and labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, capital allocation plans, expenses, cost saving initiatives, other strategic initiatives, use of contract labor, government and commercial payment rates, expectations related to value-based care (VBC), integrated kidney care (IKC), Medicare Advantage (MA) plan enrollment and our international operations, expectations regarding increased competition and marketplace changes, including those related to new or potential entrants in the dialysis and pre-dialysis marketplace and the potential impact of innovative technologies, drugs, or other treatments on the dialysis industry, and expectations regarding our share repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," "could," "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•external conditions, including those related to general economic, marketplace and global health conditions, including without limitation, the impact of global events and political or governmental volatility; the impact of the domestic political environment and related developments on the current healthcare marketplace, our patients and on our business; the continuing impact of the COVID-19 pandemic on our financial condition and the chronic kidney disease (CKD) population and our patient population; supply chain challenges and disruptions, including without limitation with respect to certain key services, critical clinical supplies and equipment we obtain from third parties, and including any impacts on our supply chain and cost of supplies as a result of natural disasters or evolving trade policies, including tariffs; the potential impact of new or potential entrants in the dialysis and pre-dialysis marketplace and potential impact of innovative technologies, drugs, or other treatments on our patients and industry; elevated teammate turnover or labor costs; the impact of continued increased competition from dialysis providers and others; and our ability to respond to challenging U.S. and global economic and marketplace conditions, including, among other things, our ability to successfully identify cost saving opportunities;
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
•risks arising from potential changes in or new laws, regulations or requirements applicable to us, including, without limitation, those related to trade policy, healthcare, privacy, antitrust matters, and acquisition, merger, joint venture or similar transactions and/or labor matters, and potential impacts of changes in interpretation or enforcement thereof or related litigation impacting, among other things, coverage or reimbursement rates for our services or the number of patients enrolled in or that select higher-paying commercial plans, and the risk that we make incorrect assumptions about how our patients will respond to any such developments;
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
•noncompliance by us or our business associates with any privacy or security laws or any security breach by us or a third party, such as the recent cybersecurity incident experienced by the Company, including, among other things, any such non-compliance or breach involving the misappropriation, loss or other unauthorized use or disclosure of confidential information;
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
•the variability of our cash flows, including, without limitation, any extended billing or collections cycles including, without limitation, due to defects or operational issues in our billing systems, the impact of the recent cybersecurity incident experienced by the Company or defects or operational issues in the billing systems or services of third parties on which we rely; the risk that we may not be able to generate or access sufficient cash in the future to service our indebtedness or to fund our other liquidity needs;
•the effects on us or others of natural or other disasters, public health crises or severe adverse weather events such as hurricanes, earthquakes, fires or flooding;
•factors that may impact our ability to repurchase stock under our share repurchase program and the timing of any such stock repurchases, as well as any use by us of a considerable amount of available funds to repurchase stock;
•our goals and disclosures related to environmental, social and governance (ESG) matters, including, among other things, evolving regulatory requirements affecting ESG standards, measurements and reporting requirements; and
•the other risk factors, trends and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 10-K), and the risks and uncertainties discussed in any subsequent reports that we file or furnish with the Securities and Exchange Commission (SEC) from time to time.
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
External Conditions
Developments in external conditions, including those related to general economic, marketplace, environmental and global health conditions, have directly and indirectly impacted the Company and in the future could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, share price, cash flows and/or liquidity. Many of these external factors and conditions are interrelated, including, among other things, inflation, interest rate volatility and other economic conditions, labor market conditions, wage pressure, the increased mortality rates of our patients and other ESKD or CKD patients, supply chain challenges and the potential impact and application of innovative technologies, drugs or other treatments. Certain of these impacts could be further intensified by concurrent global events that have continued to drive sociopolitical, geopolitical and economic uncertainty; by severe weather events and other natural disasters; and by the impact of new policies implemented by the U.S. administration. For additional discussion of general economic, marketplace and global health conditions that could impact our business, see Part I Item 1. "Business" and Part I Item 1A. "Risk Factors" in our 2024 10-K.
In the first quarter of 2025, treatment per day volumes were approximately flat compared to the fourth quarter of 2024. We experienced a negative impact on revenue and treatment volume due to, among other things, a particularly severe flu season that drove continued elevated mortality rates in our patient population as well as missed treatments driven by severe weather events. New-to-dialysis admission rates were strong in the quarter, though these admission rates, treatment volumes, future revenues and non-acquired growth, among other things, could continue to be negatively impacted over time to the extent that the ESKD and CKD populations experience sustained elevated mortality levels. These mortality levels could be influenced by, among other things, the impact of infectious diseases on our patient population and the availability and use of vaccines, treatments and therapies as described in Part I Item 1A. "Risk Factors" of our 2024 10-K, and the magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows.
Global economic conditions and political and regulatory developments, including, among other things, inflationary pressures and new U.S. administration policies have increased, and may continue to increase, our expenses, including, among others, staffing, labor, and supply costs. We expect certain of these increased staffing and labor costs to continue, due to, among other factors, the continuation of inflationary conditions and a challenging healthcare labor market. The cumulative impact of these increased staffing, labor, and supply costs and other expenses could be material. Our industry has also experienced increased union organizing activities. For example, union petitions have been filed in nine of our clinics in California and eight of these petitions are in different stages of the voting process and have been subject to legal challenges. For additional details on the risks related to rising labor costs and union organizing activities, see the discussion in Part I Item 1A. "Risk Factors" of our 2024 10-K under the headings, "Our business is labor intensive..." and "External conditions, including those related to general economic, marketplace and global health conditions..."
We believe that the aforementioned recent developments and general economic, marketplace and global health conditions will continue to impact the Company in the future. Their ultimate impact depends on future developments that are highly uncertain and difficult to predict.
Cybersecurity Incident
As previously disclosed in a Current Report on Form 8-K filed on April 14, 2025, on April 12, 2025, we became aware of a ransomware incident. Upon discovery, we activated our response protocols and implemented containment measures, including proactively disconnecting parts of our network. We are actively working to assess and remediate the incident with the assistance of third-party cybersecurity professionals and law enforcement. While the incident resulted in disruption to our operations, we have prioritized and focused our efforts on minimizing disruption to dialysis care, and these efforts have been successful to date. We have been able to restore most functions, but we cannot estimate the duration or extent of the disruption at this time.
We are aware of the exfiltration of certain data as part of the cybersecurity incident. We are in the process of validating the extent and nature of the files that were involved, including the identification of Personally Identifiable Information (PII) and/or Protected Health Information (PHI) involved. Based on our review, we will comply with applicable privacy notice provisions and regulations. We have incurred, and expect to continue to incur, expenses in connection with the investigation and remediation activities related to this incident, including in connection with litigation that has been filed or may in the future be filed related to the incident, but at this time we are unable to predict the extent of other potential liabilities or consequences that may arise from this incident.
Based on information currently available and the investigation to date, we believe that this incident has not had, and is not expected to have, a material adverse impact on our ability to provide patient care or on our business, results of operations or financial condition. However, our investigation remains ongoing and as a result, we do not yet know the full impact of the cybersecurity incident, including how much of the financial impact will be covered by insurance.
For a discussion of the risks associated with privacy and security incidents and risks associated with our information systems or those of our third party service providers upon which we rely, see the discussions in Part I Item 1A. "Risk Factors" of our 2024 10-K under the headings, "Privacy and information security laws are complex…" and "Failing to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely...". These risks include, among other things, business or other operational interruptions that may impact, among other things, our billing or clinical systems; the loss, compromise or corruption of data; systems outages; litigation or regulatory actions under privacy and security laws, all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows, or materially harm our reputation.
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the three months ended March 31, 2025 compared to the three months ended December 31, 2024, and the year-to-date periods for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Consolidated results of operations
The following tables summarize our revenues, operating income (loss) and adjusted operating income (loss) by line of business. See the discussion of our results for each line of business following the tables. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Three months ended		Q1 2025 vs. Q4 2024
	March 31, 2025	December 31, 2024	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,823	$2,888	$(65)	(2.3)%
Other — Ancillary services	415	430	(15)	(3.5)%
Elimination of intersegment revenues	(14)	(23)	9	39.1%
Total consolidated revenues	$3,224	$3,295	$(71)	(2.2)%

Operating income (loss):
U.S. dialysis	$476	$496	$(20)	(4.0)%
Other — Ancillary services	(3)	99	(102)	(103.0)%
Corporate administrative support	(34)	(29)	(5)	(17.2)%
Operating income	$439	$565	$(126)	(22.3)%

Adjusted operating income (loss)(1):
U.S. dialysis	$476	$496	$(20)	(4.0)%
Other — Ancillary services	(3)	25	(28)	(112.0)%
Corporate administrative support	(34)	(29)	(5)	(17.2)%
Adjusted operating income	$439	$491	$(52)	(10.6)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.

	Three months ended		YTD Q1 2025 vs. YTD Q1 2024
	March 31, 2025	March 31, 2024	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,823	$2,756	$67	2.4%
Other — Ancillary services	415	342	73	21.3%
Elimination of intersegment revenues	(14)	(27)	13	48.1%
Total consolidated revenues	$3,224	$3,071	$153	5.0%

Operating income (loss):
U.S. dialysis	$476	$526	$(50)	(9.5)%
Other — Ancillary services	(3)	(12)	9	75.0%
Corporate administrative support	(34)	(30)	(4)	(13.3)%
Operating income	$439	$484	$(45)	(9.3)%

Adjusted operating income (loss)(1):
U.S. dialysis	$476	$491	$(15)	(3.1)%
Other — Ancillary services	(3)	(12)	9	75.0%
Corporate administrative support	(34)	(30)	(4)	(13.3)%
Adjusted operating income	$439	$449	$(10)	(2.2)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.

U.S. dialysis results of operations
Treatment volume:

	Three months ended		Q1 2025 vs. Q4 2024
	March 31, 2025	December 31, 2024	Amount	Percent
Dialysis treatments	7,040,519	7,278,605	(238,086)	(3.3)%
Average treatments per day	91,793	91,786	7	—%
Treatment days	76.7	79.3	(2.6)	(3.3)%
Normalized non-acquired treatment growth(1)	(0.6)%	(0.3)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.

	Three months ended		YTD Q1 2025 vs. YTD Q1 2024
	March 31, 2025	March 31, 2024	Amount	Percent
Dialysis treatments	7,040,519	7,151,512	(110,993)	(1.6)%
Average treatments per day	91,793	92,159	(366)	(0.4)%
Treatment days	76.7	77.6	(0.9)	(1.2)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
Our U.S. dialysis operating revenues and expenses are directly driven by treatment volume. The decrease in our U.S. dialysis treatments for the first quarter of 2025 from the fourth quarter of 2024 was primarily driven by a decrease in treatment days. The decrease in our U.S. dialysis treatments for the three months ended March 31, 2025 from the three months ended March 31, 2024 was primarily driven by a decrease in treatment days, as well as decreased average treatments per day related to increased missed treatments impacted by storms and the seasonal flu as well as increased mortality related to a more severe flu season.
Revenues:

	Three months ended		Q1 2025 vs. Q4 2024
	March 31, 2025	December 31, 2024	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,823	$2,888	$(65)	(2.3)%
Average patient service revenue per treatment	$400.14	$395.87	$4.27	1.1%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Three months ended		YTD Q1 2025 vs. YTD Q1 2024
	March 31, 2025	March 31, 2024	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,823	$2,756	$67	2.4%
Average patient service revenue per treatment	$400.14	$384.54	$15.60	4.1%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
U.S. dialysis average patient service revenue per treatment for the first quarter of 2025 compared to the fourth quarter of 2024 increased primarily due to the incorporation of phosphate binders into the ESRD Prospective Payment System (ESRD PPS) bundle, as further described below, Medicare base rate and other annual rate increases, favorable changes in mix, including seasonal increases in hospital inpatient dialysis treatments, partially offset by a seasonal decline from co-insurance and deductibles, and other normal fluctuations.

U.S. dialysis average patient service revenue per treatment for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 primarily driven by the incorporation of phosphate binders into the ESRD PPS bundle, as further described below, Medicare base rate and other annual rate increases, as well as an increase in hospital inpatient dialysis rates and favorable changes in mix, partially offset by other normal fluctuations.
On January 1, 2025, phosphate binders, a drug class taken orally by many ESKD patients to reduce absorption of dietary phosphate, were incorporated into the ESRD PPS bundled payment. Phosphate binders are not included in the ESRD PPS base rate at this time and are reimbursed through a Transitional Drug Add-on Payment Adjustment (TDAPA). During the TDAPA period, Medicare payment for phosphate binders are based on the average sales price increased by a fixed monthly amount of $36.41 for incremental operational costs. The TDAPA period is expected to continue for a period of at least two years.
Operating expenses and charges:

	Three months ended		Q1 2025 vs. Q4 2024
	March 31, 2025	December 31, 2024	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,913	$1,926	$(13)	(0.7)%
General and administrative	283	316	(33)	(10.4)%
Depreciation and amortization	157	157	—	—%
Equity investment income	(6)	(8)	2	25.0%
Total operating expenses and charges	$2,347	$2,392	$(45)	(1.9)%
Patient care costs per treatment	$271.77	$264.60	$7.17	2.7%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Three months ended		YTD Q1 2025 vs. YTD Q1 2024
	March 31, 2025	March 31, 2024	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,913	$1,825	$88	4.8%
General and administrative	283	275	8	2.9%
Depreciation and amortization	157	173	(16)	(9.2)%
Equity investment income	(6)	(6)	—	—%
Gain on changes in ownership interests	—	(35)	35	100.0%
Total operating expenses and charges	$2,347	$2,230	$117	5.2%
Patient care costs per treatment	$271.77	$255.13	$16.64	6.5%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
Patient care costs. U.S. dialysis patient care costs per treatment for the first quarter of 2025 increased from the fourth quarter of 2024 primarily due to increases in pharmaceutical costs, principally due to the administration of phosphate binders, as described above, compensation expenses, including increased wage rates and seasonal increases in payroll taxes, as well as increased medical supplies expense, a gain recognized in the fourth quarter of 2024, and increases in contributions to charitable organizations. These increases were partially offset by decreases in health benefit expense, center closure costs, insurance costs, hurricane-related expenses incurred in the fourth quarter of 2024, routine maintenance costs and other direct operating expenses associated with our dialysis centers.
U.S. dialysis patient care costs per treatment for the three months ended March 31, 2025 increased from the three months ended March 31, 2024 primarily due to increases in pharmaceutical costs, principally due to the administration of phosphate binders, as described above, and compensation expenses, including increased wage rate, as well as increases in medical supplies expense, other direct operating expenses associated with our dialysis centers and health benefit expense. Other drivers of this change include increases in contributions to charitable organizations, center closure costs and travel costs.
General and administrative expenses. U.S. dialysis general and administrative expenses in the first quarter of 2025 decreased from the fourth quarter of 2024 primarily due to a decrease in professional fees and a gain recognized in the first quarter of 2025. Other drivers of this change include decreases in contract salaries, center closure costs, travel costs, health benefit expenses and advocacy costs. These decreases were partially offset by increased compensation expenses, including increased wage rates and seasonal increases in payroll taxes.

U.S. dialysis general and administrative expenses for the three months ended March 31, 2025 increased from the three months ended March 31, 2024 due to increased IT-related expenses, compensation expenses, including increased wage rate and headcount, as well as increased long-term incentive compensation expense. These increases were partially offset by a gain recognized in the first quarter of 2025, and decreases in center closure costs and advocacy costs.
Depreciation and amortization. Depreciation and amortization expense is directly impacted by the number of our dialysis centers and the information technology that we develop and acquire as well as changes in useful lives of assets. U.S. dialysis depreciation and amortization expenses in the first quarter of 2025 were relatively flat compared to the fourth quarter of 2024.
U.S. dialysis depreciation and amortization expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 decreased primarily due to decreases in depreciation related to corporate IT projects and accelerated depreciation related to center closures.
Equity investment income. U.S. dialysis equity investment income for the first quarter of 2025 compared to the fourth quarter of 2024 decreased due to decreased profitability at certain nonconsolidated dialysis partnerships. Equity investment income for the three months ended March 31, 2025 was flat compared to the three months ended March 31, 2024.
Gain on changes in ownership interests. During the first quarter of 2024, we acquired a controlling interest in a previously nonconsolidated dialysis partnership for which we recognized a non-cash gain of $35.1 million on our prior investment upon consolidation.
Operating income and adjusted operating income:

	Three months ended		Q1 2025 vs. Q4 2024
	March 31, 2025	December 31, 2024	Amount	Percent
	(dollars in millions)
Operating income	$476	$496	$(20)	(4.0)%

	Three months ended		YTD Q1 2025 vs. YTD Q1 2024
	March 31, 2025	March 31, 2024	Amount	Percent
	(dollars in millions)
Operating income	$476	$526	$(50)	(9.5)%
Adjusted operating income(1)	$476	$491	$(15)	(3.1)%

(1)For a reconciliation of adjusted operating income by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.
U.S. dialysis operating income for the first quarter of 2025 compared to the fourth quarter of 2024 was negatively impacted by a decrease in dialysis treatments, as described above, increased pharmaceutical costs, compensation expense, medical supplies expense and contributions to charitable organizations. Operating income was positively impacted by decreased health benefit expenses, increased average patient service revenue per treatment, as described above, as well as decreases in other direct operating expenses associated with our dialysis centers, center closure costs and insurance costs. Operating income was also positively impacted by decreased routine maintenance costs, professional fees, hurricane-related expenses incurred in the fourth quarter of 2024, contract salaries and advocacy costs.
U.S. dialysis operating income for the three months ended March 31, 2024 was positively impacted by a gain on a change in business ownership interests as described above. U.S. dialysis operating income and adjusted operating income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was negatively impacted by a decrease in dialysis treatments, as described above, and increases in pharmaceutical costs, compensation expenses, IT-related costs, health benefit expense and medical supplies expense. Operating income was also negatively impacted by increased long-term incentive compensation expense and travel costs. Operating income was positively impacted by increased average patient service revenue per treatment, as described above, decreased depreciation related to corporate IT projects, a gain recognized in the first quarter of 2025 and decreased center closure costs.

Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of March 31, 2025, these consisted principally of our U.S. IKC business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations. In the first quarter of 2025, we reallocated the revenues and costs associated with an internal software product from the U.S. IKC business to the U.S. other ancillary business. Prior periods have been recast to reflect this change.
As of March 31, 2025, DaVita IKC provided integrated care and disease management services to approximately 62,100 patients in risk-based integrated care arrangements and to an additional 9,300 patients in other integrated care arrangements. We also expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include, among other things, healthcare services not related to kidney disease.
For a discussion of the risks related to IKC and our ancillary services, see the discussion in the risk factors in Part I Item 1A. "Risk Factors" of our 2024 10-K under the headings, "The U.S. integrated kidney care, U.S. other ancillary services and international operations that we operate or invest in now or in the future..." and "If we are not able to successfully implement our strategy with respect to our integrated kidney care and value-based care initiatives..."
As of March 31, 2025, our international dialysis operations provided dialysis and administrative services through a total of 512 outpatient dialysis centers located in 13 countries outside of the United States.
Ancillary services results of operations

	Three months ended		Q1 2025 vs. Q4 2024
	March 31, 2025	December 31, 2024	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$105	$165	$(60)	(36.4)%
U.S. other ancillary	7	7	—	—%
International	302	258	44	17.1%
Total ancillary services revenues	$415	$430	$(15)	(3.5)%

Operating (loss) income:
U.S. IKC	$(29)	$30	$(59)	(196.7)%
U.S. other ancillary	(4)	(7)	3	42.9%
International(1)	30	76	(46)	(60.5)%
Total ancillary services operating (loss) income	$(3)	$99	$(102)	(103.0)%

Adjusted operating (loss) income(2):
U.S. IKC	$(29)	$30	$(59)	(196.7)%
U.S. other ancillary	(4)	(7)	3	42.9%
International(1)	30	1	29	2,900.0%
Total ancillary services adjusted operating income (loss)	$(3)	$25	$(28)	(112.0)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income and adjusted operating income for the three months ended December 31, 2024 includes foreign currency gains embedded in equity method income recognized from our Asia Pacific (APAC) joint venture, which was consolidated in the fourth quarter of 2024, of approximately $2.4 million.
(2)For a reconciliation of adjusted operating (loss) income by reportable segment, see the “Reconciliations of Non-GAAP measures” section below.

	Three months ended		YTD Q1 2025 vs. YTD Q1 2024
	March 31, 2025	March 31, 2024	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$105	$115	$(10)	(8.7)%
U.S. other ancillary	7	7	—	—%
International	302	219	83	37.9%
Total ancillary services revenues	$415	$342	$73	21.3%

Operating (loss) income:
U.S. IKC	$(29)	$(21)	$(8)	(38.1)%
U.S. other ancillary	(4)	(6)	2	33.3%
International(1)	30	16	14	87.5%
Total ancillary services operating (loss) income	$(3)	$(12)	$9	75.0%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income and adjusted operating income for the three months ended March 31, 2024 includes foreign currency gains embedded in equity method income recognized from our APAC joint venture, which was consolidated in the fourth quarter of 2024, of approximately $1.5 million.
Revenues
IKC revenues for the first quarter of 2025 decreased compared to the fourth quarter of 2024 due to a net decrease in shared savings, partially offset by an increase in revenues from our special needs plans. U.S. other ancillary revenues for the first quarter of 2025 remained relatively flat compared to the fourth quarter of 2024. International revenues for the first quarter of 2025 increased compared to the fourth quarter of 2024 due to acquired treatment growth, charges in the fourth quarter of 2024 for balances deemed uncollectible and average reimbursement rate increases in certain countries.
IKC revenues for the three months ended March 31, 2025 decreased compared to the three months ended March 31, 2024 due to the divestiture of our physician services business in 2024 and a net decrease in shared savings. U.S. other ancillary services revenues for the three months ended March 31, 2025 remained relatively flat compared to the three months ended March 31, 2024. Our international revenues for the three months ended March 31, 2025 increased from the three months ended March 31, 2024 due to acquired and non-acquired treatment growth, partially offset by the negative impact of fluctuations in foreign currency exchange rates in certain countries.
Items impacting operating income
Gain on changes in ownership interests. During the fourth quarter of 2024, we acquired a controlling interest in the previously nonconsolidated partnership known as our APAC joint venture, for which we recognized a non-cash gain of $74.3 million on our prior investment upon consolidation.
Operating (loss) income and adjusted operating (loss) income
IKC operating loss for the first quarter of 2025 compared to IKC operating income for the fourth quarter of 2024 was driven by a net decrease in shared savings, partially offset by increased revenues and decreased medical costs related to our special needs plans, as well as decreased compensation expenses. U.S. other ancillary services operating loss for the first quarter of 2025 compared to the fourth quarter of 2024 decreased due to a reduction of the earn-out obligations related to our transplant software business. International operating income was impacted by a gain on a change in business ownership interests recognized in the fourth quarter of 2024, as described above. International operating income and adjusted operating income for the first quarter of 2025 compared to the fourth quarter of 2024 were impacted by increased revenues, as described above, partially offset by acquisition-related operating costs and decreased equity income resulting from fluctuations in foreign currency at our APAC joint venture, which was consolidated in the fourth quarter of 2024.
IKC operating loss for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 increased, primarily due to a net decrease in shared savings, partially offset by the divestiture of our physician services business in 2024. Other U.S. ancillary services operating loss for the three months ended March 31, 2025 decreased compared to the three months ended March 31, 2024 primarily due to a reduction of the earn-out obligations in our transplant software business.

International operating income for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 primarily driven by increases in revenue, as described above, and the positive impact of fluctuations in foreign currency exchange rates on operating costs in certain countries, partially offset by acquisition-related operating costs and decreased equity income resulting from fluctuations in foreign currency at our APAC joint venture, which was consolidated in the fourth quarter of 2024, as described above.
Corporate administrative support

	Three months ended		Q1 2025 vs. Q4 2024
	March 31, 2025	December 31, 2024	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(34)	$(29)	$(5)	(17.2)%

	Three months ended		YTD Q1 2025 vs. YTD Q1 2024
	March 31, 2025	March 31, 2024	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(34)	$(30)	$(4)	(13.3)%
Corporate administrative support expenses for the first quarter of 2025 compared to the fourth quarter of 2024 and for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 increased primarily due to increased long-term incentive compensation expense and professional fees.
Corporate-level charges

	Three months ended		Q1 2025 vs. Q4 2024
	March 31, 2025	December 31, 2024	Amount	Percent
	(dollars in millions)
Debt expense	$135	$139	$(4)	(2.9)%
Weighted average effective interest rate(1)	5.60%	5.75%		(0.15)%
Other loss, net	$18	$13	$5	38.5%
Effective income tax rate	18.9%	15.6%		3.3%
Effective income tax rate attributable to DaVita Inc.(2)	24.9%	19.9%		5.0%
Net income attributable to noncontrolling interests	$69	$90	$(21)	(23.3)%

(1)Represents our overall weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, premium and deferred financing charges.
(2)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see the "Reconciliations of Non-GAAP measures" section below.

	Three months ended		YTD Q1 2025 vs. YTD Q1 2024
	March 31, 2025	March 31, 2024	Amount	Percent
	(dollars in millions)
Debt expense	$135	$99	$36	36.4%
Weighted average effective interest rate(1)	5.60%	4.51%		1.09%
Other loss, net	$18	$13	$5	38.5%
Effective income tax rate	18.9%	17.7%		1.2%
Effective income tax rate attributable to DaVita Inc.(2)	24.9%	21.5%		3.4%
Net income attributable to noncontrolling interests	$69	$66	$3	4.5%

(1)Represents our overall weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, premium and deferred financing charges.
(2)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see the "Reconciliations of Non-GAAP measures" section below.

Debt expense
Debt expense for the first quarter of 2025 compared to the fourth quarter of 2024 decreased primarily due to a decrease in our weighted average effective interest rate, partially offset by an increase in our weighted average outstanding credit facility balance. Debt expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 increased primarily due to an increase in our weighted average effective interest rate principally related to the expiration of our 2019 interest rate cap agreements on June 30, 2024, which had lower rates than our currently effective interest rate caps. This change was also driven by an increase in our long-term debt balance primarily related to the issuance in third quarter 2024 of 6.875% senior notes due 2032.
Other loss, net
Other loss for the first quarter of 2025 increased compared to the fourth quarter of 2024 primarily due to a decrease in interest income and increased net losses on investments, partially offset by decreased equity investment losses at Mozarc Medical Holding LLC (Mozarc). Other loss for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024, primarily driven by increased net losses on investments, partially offset by decreased equity investment losses at Mozarc and increased interest income.
Effective income tax rate
The effective income tax rate and the effective income tax rate attributable to DaVita Inc. increased for the first quarter of 2025 compared to the fourth quarter of 2024 primarily due to a tax benefit recognized in the fourth quarter for non-taxable non-cash gains related to previously nonconsolidated businesses and benefits recognized in the fourth quarter in connection with the release of reserves that expired under the statute of limitations.
The effective income tax rate and the effective income tax rate attributable to DaVita Inc. for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 primarily due to a tax benefit recognized in the first quarter of 2024 related to a nontaxable non-cash gain on changes in ownership interests and a decrease in benefits recognized in the first quarter of 2025 related to stock-based compensation.
Net income attributable to noncontrolling interests
The decrease in net income attributable to noncontrolling interests for the first quarter of 2025 from the fourth quarter of 2024 was due to decreased profitability at certain U.S. dialysis partnerships. The increase in net income attributable to noncontrolling interests for the three months ended March 31, 2025 from the three months ended March 31, 2024 was due to increased profitability at certain U.S. dialysis partnerships.
U.S. dialysis accounts receivable
Our U.S. dialysis accounts receivable balances at March 31, 2025 and December 31, 2024 were $1.722 billion and $1.615 billion, respectively, representing approximately 55 days and 52 days of revenue outstanding (DSO), respectively. The increase in DSO is primarily due to timing of collections. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes from the fourth quarter of 2024 to the first quarter of 2025 in the carrying amount of accounts receivable outstanding over one year old.

Liquidity and capital resources
The following table summarizes our major sources and uses of cash, cash equivalents and restricted cash:

	Three months ended March 31,		YTD Q1 2025 vs. YTD Q1 2024
	2025	2024	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$232	$306	$(74)	(24.2)%
Non-cash items in net income	238	199	39	19.6%
Other working capital changes	(293)	(634)	341	53.8%
Other	3	(6)	9	150.0%
	$180	$(135)	$315	233.3%

Net cash used in investing activities:
Maintenance capital expenditures(1)	$(95)	$(85)	$(10)	(11.8)%
Development capital expenditures(2)	(48)	(36)	(12)	(33.3)%
Acquisition expenditures	(10)	(105)	95	90.5%
Proceeds from sale of self-developed properties	9	3	6	200.0%
Other	(18)	8	(26)	(325.0)%
	$(162)	$(215)	$53	24.7%

Net cash used in financing activities:
Debt issuances (payments), net	$287	$736	$(449)	(61.0)%
Deferred and debt-related financing costs	(6)	—	(6)	(100.0)%
Distributions to noncontrolling interests	(93)	(77)	(16)	(20.8)%
Contributions from noncontrolling interests	2	4	(2)	(50.0)%
Stock award exercises and other share issuances	(25)	(86)	61	70.9%
Share repurchases	(542)	(251)	(291)	(115.9)%
Other	(5)	(5)	—	—%
	$(383)	$319	$(702)	(220.1)%

Total number of shares repurchased	3,660	2,119	1,541	72.7%

Free cash flow(3)	$(45)	$(327)	$282	86.2%
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
Consolidated cash flows
Consolidated cash flows from operating activities during the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024. The increase was principally due to increased collections as compared to the first quarter of 2024 which were adversely impacted by the cybersecurity breach at Change Healthcare (CHC), a subsidiary of UnitedHealth Group, that temporarily suspended claims processing activity at CHC. The increase was partially offset by a decrease in operating results and increases in cash interest paid for the three months ended March 31, 2025.

Free cash flow during the three months ended March 31, 2025 increased as compared to the three months ended March 31, 2024 primarily due to an increase in net cash provided by operating activities, as described above, partially offset by increased distributions to noncontrolling interests and increases in capital expenditures.
Significant sources of cash during the period included net draws on our revolving line of credit of $425 million. Significant uses of cash during the three months ended March 31, 2025 included the repayment of $93 million in interest-free funding made available by UnitedHealth Group and its affiliates following the cybersecurity breach that affected CHC during the first quarter of 2024, regularly scheduled principal payments under our senior secured credit facilities totaling approximately $30 million on our Term Loan A-1 and $4 million on Term Loan B-1, and additional required payments under other debt arrangements. In addition, during the three months ended March 31, 2025 we used cash to repurchase 3.7 million shares of our common stock.
By comparison, the same period in 2024 included net draws on our revolving line of credit of $765 million. Significant uses of cash in that period included regularly scheduled principal payments under our senior secured credit facilities totaling approximately $8 million on Term Loan A-1 and $7 million on Term Loan B-1, as well as additional required payments under other debt arrangements.
Dialysis center footprint
The table below shows the footprint of our dialysis operations by number of dialysis centers owned or operated:

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
	2025	2024	2025	2024
Number of centers operated at beginning of period	2,657	2,675	509	367
Acquired centers	1	9	1	67
Developed centers	6	2	—	—
Net change in non-owned managed or administered centers(1)	1	(8)	4	(3)
Sold and closed centers(2)	(3)	(8)	(2)	—
Closed centers(3)	(1)	(5)	—	(4)
Number of centers operated at end of period	2,661	2,665	512	427

(1)Represents the change in the number of dialysis centers which we manage or provide administrative services to but in which we own a noncontrolling equity interest or which are wholly-owned by third parties, including our APAC joint venture centers which were consolidated in the fourth quarter of 2024.
(2)Represents dialysis centers that were sold and/or closed for which the majority of patients were not retained.
(3)Represents dialysis centers that were closed for which the majority of patients were retained and transferred to one of our other existing outpatient dialysis centers.
Share repurchases
The following table summarizes our common stock repurchases during the three months ended March 31, 2025 and March 31, 2024:

	Three months ended March 31, 2025			Three months ended March 31, 2024
	Shares repurchased (in thousands)	Amount paid (in millions)(1)	Average price paid per share(2)	Shares repurchased (in thousands)	Amount paid (in millions)(1)	Average price paid per share(2)
Total repurchases(3):	3,660	$550	$148.94	2,119	$240	$112.76

(1)Includes commissions and the 1% excise tax imposed on certain share repurchases by the Inflation Reduction Act of 2022. The excise tax is recorded as part of the cost basis of treasury shares repurchased and, as such, is included in stockholders’ equity.
(2)Excludes commissions and the excise tax described above.
(3)Includes share repurchases from Berkshire Hathaway Inc. pursuant to our previously disclosed share repurchase agreement. See further information regarding these share repurchases in Note 8 to the condensed consolidated financial statements.

Available liquidity
As of March 31, 2025, we had $1,075 million available and $425 million drawn on our $1.5 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of March 31, 2025. We separately had approximately $173 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
See Note 6 to the condensed consolidated financial statements for components of our long-term debt and their interest rates.
We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our senior secured credit facilities and our access to the capital markets, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. From time to time, depending on market conditions, our capital requirements and the availability of financing, among other things, we may seek to refinance our existing debt and may incur additional indebtedness. Our primary recurrent sources of liquidity are cash from operations and cash from borrowings, which are subject to general, economic, financial, competitive, regulatory and other factors that are beyond our control, as described in Part I Item 1A. "Risk Factors" of our 2024 10-K.
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

	Three months ended March 31, 2025
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$476	$(29)	$(4)	$30	$(3)	$(34)	$439
Adjusted operating income (loss)	$476	$(29)	$(4)	$30	$(3)	$(34)	$439

	Three months ended December 31, 2024
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$496	$30	$(7)	$76	$99	$(29)	$565
Gain on changes in ownership interest(1)	—	—	—	(74)	(74)	—	(74)
Adjusted operating income (loss)	$496	$30	$(7)	$1	$25	$(29)	$491

	Three months ended March 31, 2024
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$526	$(21)	$(6)	$16	$(12)	$(30)	$484
Gain on changes in ownership interest(1)	(35)	—	—	—	—	—	(35)
Adjusted operating income (loss)(2)	$491	$(21)	$(6)	$16	$(12)	$(30)	$449
Certain columns or rows in the above tables may not sum due to the presentation of rounded numbers.

(1)Represents non-cash gains recognized on the acquisitions of controlling financial interests in previously nonconsolidated partnerships in 2024. See additional discussion above under the heading "Gain on changes in ownership interests" within "U.S. dialysis results of operations" and "Ancillary services results of operations" for the $35 million and $74 million, respectively. These gains were to mark our prior investments in these businesses to fair value before consolidation and to recognize related foreign currency gains from translation adjustments previously deferred in accumulated other comprehensive loss. Gains on changes in business ownership interests do not represent a normal and recurring requirement of operating our business or generating revenues and may obscure analysis of underlying trends and financial performance.
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

	Three months ended
	March 31, 2025	December 31, 2024	March 31, 2024
	(dollars in millions)
Income before income taxes	$286	$414	$372
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(69)	(90)	(66)
Income before income taxes attributable to DaVita Inc.	$217	$324	$305
Income tax expense	$54	$64	$66
Less: Income tax attributable to noncontrolling interests	—	—	—
Income tax expense attributable to DaVita Inc.	$54	$64	$66
Effective income tax rate on income attributable to DaVita Inc.	24.9%	19.9%	21.5%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended
	March 31, 2025	March 31, 2024
	(dollars in millions)
Net cash provided by operating activities	$180	$(135)
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Distributions to noncontrolling interests	(93)	(77)
Contributions from noncontrolling interests	2	4
Maintenance capital expenditures	(95)	(85)
Development capital expenditures	(48)	(36)
Proceeds from sale of self-developed properties	9	3
Free cash flow	$(45)	$(327)
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
We also have potential obligations to purchase the noncontrolling interests held by third parties in many of our majority-owned dialysis partnerships and other nonconsolidated entities. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. For additional information on these obligations and how we measure and report them, see Note 11 to the condensed consolidated financial statements included in this report and Notes 16 and 23 to the consolidated financial statements included in our 2024 10-K.
For information on the maturities and other terms of our long-term debt, see Note 6 to the condensed consolidated financial statements.
As of March 31, 2025, we have outstanding letters of credit in the aggregate amount of approximately $173 million under a bilateral secured letter of credit facility separate from our senior secured credit facilities.
As of March 31, 2025, we have outstanding purchase agreements with various suppliers to purchase set amounts of dialysis equipment, parts, pharmaceuticals and supplies. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier, as described further in Note 16 to the Company's consolidated financial statements included in our 2024 10-K.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest rate and foreign currency sensitivity
There has been no material change in the nature of the Company's interest rate risks or foreign currency exchange risks from those described in Part II Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our CEO and CFO, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On April 12, 2025, we became aware of a ransomware incident that encrypted certain elements of our network. See Note 14. Subsequent event – cybersecurity incident to our condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for additional information. As a result of this cybersecurity incident, we performed certain alternative controls and procedures, and additional compensating controls and tests of controls, in the preparation of our financial and other information included in this report.
PART II.
OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Part II, Item 1 is incorporated herein by reference to the information set forth under the caption "Commitments and contingencies" in Note 7 to the condensed consolidated financial statements included in this report.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K (2024 10-K) for the year ended December 31, 2024 filed with Securities and Exchange Commission. You should carefully consider the risks included in our 2024 10-K, together with all the other information in this Quarterly Report on Form 10-Q, including the forward-looking statements in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during the first quarter of 2025.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
January 1-31, 2025	537	$158.13	537	$1,849,629
February 1-28, 2025	1,109	149.24	1,109	$1,684,046
March 1-31, 2025	2,014	146.34	2,014	$1,389,154
	3,660	$148.94	3,660

(1)Excludes commissions and the 1% excise tax imposed by the Inflation Reduction Act of 2022.
As of March 31, 2025, the Company is authorized to make share repurchases pursuant to a September 5, 2024 Board authorization of $2,000,000. This authorization allows us to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.

As of May 12, 2025, we had approximately $1,133 million, excluding excise taxes, available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Director and Officer Trading Arrangements
None of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of SEC Regulation S-K) during the quarter ended March 31, 2025, except as described in the table below:

Name and Title	Date Adopted	Type of Trading Arrangement(1)	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
James O. Hearty, Chief Compliance Officer	March 17, 2025	Rule 10b5-1 Trading Arrangement	Sale	June 16, 2025 to November 30, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 4,535 shares

(1)The trading arrangement marked as a “Rule 10b5-1 trading arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6.    Exhibits

Exhibit
Number

10.1	Form of Performance-Based Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).*✓

10.2	Form of Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).*✓

10.3	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2020 Incentive Award Plan).*✓

31.1	Certification of the Chief Executive Officer, dated May 12, 2025, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 12, 2025, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 12, 2025, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 12, 2025, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Chief Accounting Officer*
Date: May 12, 2025

*	Mr. Berry has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.