Form 10-Q
period 2025-06-30
DAVITA INC.
filed 2025-08-05
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of August 1, 2025, the number of shares of the registrant’s common stock outstanding was approximately 71.5 million shares.

DAVITA INC.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Dialysis patient service revenues	$3,206,871	$3,061,102	$6,309,864	$6,002,634
Other revenues	172,655	125,620	293,191	254,643
Total revenues	3,379,526	3,186,722	6,603,055	6,257,277
Operating expenses:
Patient care costs	2,261,540	2,142,299	4,501,200	4,221,275
General and administrative	412,805	367,845	786,895	730,325
Depreciation and amortization	174,704	175,661	351,155	362,744
Equity investment income, net	(7,364)	(5,481)	(12,973)	(12,163)
Gain on changes in ownership interests	—	—	—	(35,147)
Total operating expenses	2,841,685	2,680,324	5,626,277	5,267,034
Operating income	537,841	506,398	976,778	990,243
Debt expense	(146,062)	(97,747)	(281,117)	(197,165)
Debt prepayment, extinguishment and modification costs	—	(9,732)	—	(9,732)
Other loss, net	(22,851)	(27,479)	(40,400)	(40,120)
Income before income taxes	368,928	371,440	655,261	743,226
Income tax expense	93,708	71,688	147,825	137,494
Net income	275,220	299,752	507,436	605,732
Less: Net income attributable to noncontrolling interests	(75,883)	(77,076)	(145,182)	(143,407)
Net income attributable to DaVita Inc.	$199,337	$222,676	$362,254	$462,325

Earnings per share attributable to DaVita Inc.:
Basic net income	$2.62	$2.56	$4.67	$5.29
Diluted net income	$2.58	$2.50	$4.57	$5.15

Weighted average shares for earnings per share:
Basic shares	75,943	86,899	77,646	87,337
Diluted shares	77,362	88,950	79,309	89,749
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$275,220	$299,752	$507,436	$605,732
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on interest rate cap agreements:
Unrealized (losses) gains	(6,405)	5,919	(14,940)	19,236
Reclassifications of net realized losses (gains) into net income	1,534	(22,041)	3,041	(43,669)
Unrealized gains (losses) on foreign currency translation	94,001	(78,853)	184,857	(118,573)
Other comprehensive income (loss)	89,130	(94,975)	172,958	(143,006)
Total comprehensive income	364,350	204,777	680,394	462,726
Less: Comprehensive income attributable to noncontrolling interests	(75,883)	(77,076)	(145,182)	(143,407)
Comprehensive income attributable to DaVita Inc.	$288,467	$127,701	$535,212	$319,319
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$708,417	$794,933
Restricted cash and equivalents	88,542	84,892
Short-term investments	31,014	51,064
Accounts receivable	2,441,259	2,146,975
Inventories	146,295	134,559
Other receivables	477,191	383,166
Prepaid and other current assets	110,334	122,948
Income tax receivable	84,776	27,535
Total current assets	4,087,828	3,746,072
Property and equipment, net of accumulated depreciation of $6,532,865 and $6,262,703, respectively	2,854,468	2,940,916
Operating lease right-of-use assets	2,338,599	2,393,558
Intangible assets, net of accumulated amortization of $34,165 and $32,408, respectively	211,687	197,431
Equity method and other investments	303,136	336,684
Long-term investments	38,722	33,660
Other long-term assets	192,749	261,731
Goodwill	7,465,769	7,375,216
	$17,492,958	$17,285,268
LIABILITIES AND EQUITY
Accounts payable	$594,403	$547,200
Other liabilities	921,174	934,145
Accrued compensation and benefits	686,242	800,484
Current portion of operating lease liabilities	429,252	410,411
Current portion of long-term debt	182,442	270,867
Income tax payable	19,691	10,303
Due to related party	100,336	—
Total current liabilities	2,933,540	2,973,410
Long-term operating lease liabilities	2,124,875	2,209,655
Long-term debt	10,078,805	9,175,903
Other long-term liabilities	156,486	169,588
Deferred income taxes	646,229	665,361
Total liabilities	15,939,935	15,193,917
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,660,990	1,695,483
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 90,777 and 74,217 shares issued and outstanding at June 30, 2025, respectively, and 90,369 and 80,536 shares issued and outstanding at December 31, 2024, respectively)	91	90
Additional paid-in capital	356,884	286,270
Retained earnings	1,896,884	1,534,630
Treasury stock (16,560 and 9,833 shares, respectively)	(2,485,654)	(1,389,072)
Accumulated other comprehensive loss	(137,838)	(310,796)
Total DaVita Inc. shareholders' equity (deficit)	(369,633)	121,122
Noncontrolling interests not subject to put provisions	261,666	274,746
Total equity (deficit)	(107,967)	395,868
	$17,492,958	$17,285,268
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$507,436	$605,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	351,155	362,744
Loss on extinguishment of debt	—	2,445
Stock-based compensation expense	62,567	48,832
Deferred income taxes	(9,838)	(28,643)
Equity investment loss, net	47,730	54,748
Gain on changes in ownership interests	—	(35,147)
Other non-cash losses	6,948	16,570
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(288,447)	(193,093)
Inventories	(9,592)	22,422
Other current assets	(70,945)	(13,898)
Other long-term assets	2,981	(3,367)
Accounts payable	35,612	(38,998)
Accrued compensation and benefits	(125,365)	(122,817)
Other current liabilities	(3,586)	1,219
Income taxes	9,462	(8,097)
Other long-term liabilities	(11,873)	(6,642)
Net cash provided by operating activities	504,245	664,010
Cash flows from investing activities:
Additions of property and equipment	(264,349)	(245,740)
Acquisitions	(10,596)	(157,783)
Proceeds from asset and business sales	22,400	12,779
Purchase of debt investments held-to-maturity	(27,475)	(309)
Purchase of other debt and equity investments	(3,002)	(3,411)
Proceeds from debt investments held-to-maturity	48,014	7,082
Proceeds from sale of other debt and equity investments	6,379	4,564
Purchase of equity method investments	(2,144)	(700)
Distributions from equity method investments	1,470	6,554
Net cash used in investing activities	(229,303)	(376,964)
Cash flows from financing activities:
Borrowings	4,189,716	3,275,533
Payments on long-term debt	(3,373,300)	(2,661,145)
Deferred and debt related financing costs	(25,133)	(19,993)
Purchase of treasury stock from related party	(200,261)	—
Other purchases of treasury stock	(793,834)	(612,614)
Distributions to noncontrolling interests	(151,087)	(107,210)
Net proceeds from issuance of common stock under employee stock plans	8,913	7,421
Payment of tax withholdings on net share settlements of equity awards	(30,477)	(93,698)
Contributions from noncontrolling interests	2,578	7,621
Proceeds from sales of additional noncontrolling interests	169	860
Purchases of noncontrolling interests	(5,378)	(40,751)
Net cash used in financing activities	(378,094)	(243,976)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	20,286	(4,458)
Net (decrease) increase in cash, cash equivalents and restricted cash	(82,866)	38,612
Cash, cash equivalents and restricted cash at beginning of the year	879,825	464,634
Cash, cash equivalents and restricted cash at end of the period	$796,959	$503,246
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended June 30, 2025
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity (deficit)								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at March 31, 2025	$1,666,521	90,770	$91	$299,467	$1,697,547	(13,493)	$(2,037,238)	$(226,968)	$(267,101)	$260,549
Comprehensive income:
Net income	54,394				199,337				199,337	21,489
Other comprehensive income								89,130	89,130
Stock award plan		7	—	(312)					(312)
Stock-settled stock-based compensation expense				32,485					32,485
Changes in noncontrolling interest from:
Distributions	(35,266)									(22,799)
Contributions	409
Acquisitions and divestitures	191			(15)					(15)	2,427
Fair value remeasurements	(25,259)			25,259					25,259
Purchase of treasury stock						(3,067)	(446,024)		(446,024)
Share purchase obligation							(2,392)		(2,392)
Balance at June 30, 2025	$1,660,990	90,777	$91	$356,884	$1,896,884	(16,560)	$(2,485,654)	$(137,838)	$(369,633)	$261,666

	Six months ended June 30, 2025
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2024	$1,695,483	90,369	$90	$286,270	$1,534,630	(9,833)	$(1,389,072)	$(310,796)	$121,122	$274,746
Comprehensive income:
Net income	99,624				362,254				362,254	45,558
Other comprehensive income								172,958	172,958
Stock award plan		408	1	(30,477)					(30,476)
Stock-settled stock-based compensation expense				61,854					61,854
Changes in noncontrolling interest from:
Distributions	(96,587)									(54,500)
Contributions	2,360									218
Acquisitions and divestitures	4,545			(15)					(15)	(4,356)
Partial purchases	(5,865)			682					682
Fair value remeasurements	(38,570)			38,570					38,570
Purchase of treasury stock						(6,727)	(996,246)		(996,246)
Share purchase obligation							(100,336)		(100,336)
Balance at June 30, 2025	$1,660,990	90,777	$91	$356,884	$1,896,884	(16,560)	$(2,485,654)	$(137,838)	$(369,633)	$261,666

	Three months ended June 30, 2024
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss	Total
		Shares	Amount			Shares	Amount
Balance at March 31, 2024	$1,503,474	89,822	$90	$428,202	$837,937	(2,119)	$(240,117)	$(100,115)	$925,997	$206,516
Comprehensive income:
Net income	57,867				222,676				222,676	19,209
Other comprehensive loss								(94,975)	(94,975)
Stock award plan		33		(3,067)					(3,067)
Stock-settled stock-based compensation expense				23,714					23,714
Changes in noncontrolling interest from:
Distributions	(20,153)									(9,709)
Contributions	3,001									895
Acquisitions and divestitures				491					491	205
Partial purchases	(35,272)			(182)					(182)
Fair value remeasurements	65,923			(65,923)					(65,923)
Purchase of treasury stock						(2,655)	(375,831)		(375,831)
Balance at June 30, 2024	$1,574,840	89,855	$90	$383,235	$1,060,613	(4,774)	$(615,948)	$(195,090)	$632,900	$217,116

	Six months ended June 30, 2024
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss	Total
		Shares	Amount			Shares	Amount
Balance at December 31, 2023	$1,499,288	88,824	$89	$509,804	$598,288	—	$—	$(52,084)	$1,056,097	$187,965
Comprehensive income:
Net income	102,058				462,325				462,325	41,349
Other comprehensive loss								(143,006)	(143,006)
Stock award plan		1,031	1	(93,699)					(93,698)
Stock-settled stock-based compensation expense				46,763					46,763
Changes in noncontrolling interest from:
Distributions	(73,081)									(34,129)
Contributions	6,128									1,493
Acquisitions and divestitures				491					491	20,438
Partial purchases	(36,499)			(3,178)					(3,178)
Fair value remeasurements	76,946			(76,946)					(76,946)
Purchase of treasury stock						(4,774)	(615,948)		(615,948)
Balance at June 30, 2024	$1,574,840	89,855	$90	$383,235	$1,060,613	(4,774)	$(615,948)	$(195,090)	$632,900	$217,116
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
2.     Revenue recognition
The following tables summarize the Company's segment revenues by primary payor source:

	Three months ended June 30, 2025			Three months ended June 30, 2024
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,659,607	$	$1,659,607	$1,587,198	$	$1,587,198
Medicaid and Managed Medicaid	217,699		217,699	214,951		214,951
Other government	83,104	224,937	308,041	80,338	176,524	256,862
Commercial	947,015	91,225	1,038,240	952,625	62,391	1,015,016
Other revenues:
Medicare and Medicare Advantage		140,149	140,149		97,433	97,433
Medicaid and Managed Medicaid		—	—		445	445
Commercial		8,322	8,322		10,200	10,200
Other(1)	5,966	21,054	27,020	5,898	15,467	21,365
Eliminations of intersegment revenues	(16,716)	(2,836)	(19,552)	(12,925)	(3,823)	(16,748)
Total	$2,896,675	$482,851	$3,379,526	$2,828,085	$358,637	$3,186,722

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	Six months ended June 30, 2025			Six months ended June 30, 2024
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$3,268,625	$	$3,268,625	$3,118,696	$	$3,118,696
Medicaid and Managed Medicaid	424,208		424,208	425,075		425,075
Other government	159,850	435,301	595,151	162,924	322,309	485,233
Commercial	1,871,903	178,427	2,050,330	1,878,455	132,564	2,011,019
Other revenues:
Medicare and Medicare Advantage		239,103	239,103		200,542	200,542
Medicaid and Managed Medicaid		2	2		841	841
Commercial		11,023	11,023		17,140	17,140
Other(1)	11,974	36,654	48,628	12,021	30,669	42,690
Eliminations of intersegment revenues	(28,450)	(5,565)	(34,015)	(37,389)	(6,570)	(43,959)
Total	$5,708,110	$894,945	$6,603,055	$5,559,782	$697,495	$6,257,277

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
For its IKC business, the Company recognized revenues for performance obligations satisfied in previous years of $95,911 and $31,309 during the six months ended June 30, 2025 and 2024, respectively. The delay in recognition of these amounts resulted predominantly from measurement limitations and recognition constraints on the Company's VBC contracts with health plans, many of which are complex. Recognition of revenue from the Company's government Comprehensive Kidney Care Contracting (CKCC) program also has certain constraints for plan years 2024 and 2025.
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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income attributable to DaVita Inc.	$199,337	$222,676	$362,254	$462,325
Weighted average shares outstanding:
Basic shares	75,943	86,899	77,646	87,337
Assumed incremental from stock plans	1,419	2,051	1,663	2,412
Diluted shares	77,362	88,950	79,309	89,749
Basic net income per share attributable to DaVita Inc.	$2.62	$2.56	$4.67	$5.29
Diluted net income per share attributable to DaVita Inc.	$2.58	$2.50	$4.57	$5.15

Anti-dilutive stock-settled awards excluded from calculation(1)	266	4	226	197

(1)Shares associated with stock plans excluded from the diluted denominator calculation because they were anti-dilutive under the treasury stock method.
4.     Short-term and long-term investments
The Company’s short-term and long-term investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	June 30, 2025			December 31, 2024
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$31,783	$—	$31,783	$44,158	$—	$44,158
Investments in mutual funds and common stocks	—	37,953	37,953	—	40,566	40,566
	$31,783	$37,953	$69,736	$44,158	$40,566	$84,724
Short-term investments	$28,114	$2,900	$31,014	$44,158	$6,906	$51,064
Long-term investments	3,669	35,053	38,722	—	33,660	33,660
	$31,783	$37,953	$69,736	$44,158	$40,566	$84,724
Debt securities. The Company's short-term debt investments are principally bank certificates of deposit and international sovereign bonds, each with contractual maturities longer than three months but shorter than one year. The Company's long-term debt investments are international sovereign bonds with contractual maturities longer than one year. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximated their fair values at June 30, 2025 and December 31, 2024.
Equity securities. Substantially all of the Company's short-term and long-term equity investments are held within a trust to fund existing obligations associated with the Company’s non-qualified deferred compensation plans.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

5.     Goodwill
Changes in the carrying value of goodwill by reportable segment were as follows:

	U.S. dialysis	Other — Ancillary services	Consolidated
Balance at December 31, 2023	$6,416,825	$695,735	$7,112,560
Acquisitions	102,082	246,987	349,069
Divestitures	(1,687)	(1,506)	(3,193)
Foreign currency and other adjustments	—	(83,220)	(83,220)
Balance at December 31, 2024	6,517,220	857,996	7,375,216
Acquisitions	5,384	(4,715)	669
Foreign currency and other adjustments	—	89,884	89,884
Balance at June 30, 2025	$6,522,604	$943,165	$7,465,769

Balance at June 30, 2025:
Goodwill	$6,522,604	$1,099,747	$7,622,351
Accumulated impairment charges	—	(156,582)	(156,582)
	$6,522,604	$943,165	$7,465,769
The Company did not recognize any goodwill impairment charges during the six months ended June 30, 2025 and 2024.
The Company performed various annual impairment assessments during the six months ended June 30, 2025, with no impairment indicated. None of the Company's various reporting units were considered at risk of significant goodwill impairment as of June 30, 2025.
6.     Long-term debt
Long-term debt comprised the following:

				As of June 30, 2025
	June 30, 2025	December 31, 2024	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A-1(2)	$2,199,840	$2,259,295	4/28/2028	Base +1.75%	$2,202,590
Term Loan B-1	1,627,949	1,636,150	5/9/2031	SOFR + 2.00%	$1,636,089
Revolving line of credit(2)	—	—	4/28/2028	Base +1.75%	$—
Senior Notes:
4.625% Senior Notes	2,750,000	2,750,000	6/1/2030	4.625%	$2,633,125
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,362,225
6.875% Senior Notes	1,000,000	1,000,000	9/1/2032	6.875%	$1,035,000
6.75% Senior Notes	1,000,000		7/15/2033	6.75%	$1,032,500
Acquisition obligations and other notes payable(3)	51,276	56,483	2025-2038	5.41%	$51,276
Financing lease obligations(4)	201,413	216,401	2026-2039	4.54%
CHC temporary funding assistance	—	92,777			$—
Total debt principal outstanding	10,330,478	9,511,106
Discount, premium and deferred financing costs(5)	(69,231)	(64,336)
	10,261,247	9,446,770
Less current portion	(182,442)	(270,867)
	$10,078,805	$9,175,903

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
(3)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and variable interest rate components in effect as of June 30, 2025.
(4)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.
(5)As of June 30, 2025, the carrying amount of the Company's senior secured credit facilities has been reduced by a discount of $7,435 and deferred financing costs of $24,978, and the carrying amount of the Company's senior notes has been reduced by deferred financing costs of $46,111 and increased by a debt premium of $9,293. As of December 31, 2024, the carrying amount of the Company's senior secured credit facilities was reduced by a discount of $8,084 and deferred financing costs of $28,879, and the carrying amount of the Company's senior notes was reduced by deferred financing costs of $37,612 and increased by a debt premium of $10,239.
On May 23, 2025, the Company issued $1,000,000 aggregate principal amount of 6.75% senior notes due 2033 (the 6.75% Senior Notes) in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 6.75% Senior Notes pay interest on January 15 and July 15 of each year beginning January 15, 2026 and mature on July 15, 2033. The 6.75% Senior Notes are unsecured senior obligations and rank equally in right of payment with the Company's existing and future unsecured senior indebtedness. The 6.75% Senior Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee its senior secured credit facilities. The Company may redeem up to 40% of the aggregate principal amount of the 6.75% Senior Notes at any time prior to July 15, 2028 at 106.75% of the aggregate principal amount from the net cash proceeds of one or more equity offerings, plus accrued and unpaid interest. On and after July 15, 2028, the Company may at its option redeem the 6.75% Senior Notes, in whole or from time to time in part, at certain redemption prices specified in the indenture governing the 6.75% Senior Notes, plus accrued and unpaid interest. If the Company experiences certain change of control events, the Company must offer to repurchase all of the 6.75% Senior Notes (unless otherwise redeemed) at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The 6.75% Senior Notes contain restrictive covenants that limit the ability of the Company and the subsidiary guarantors of the 6.75% Senior Notes to, among other things and subject to certain exceptions and qualifications, create certain liens, enter into certain sale/leaseback transactions, or merge with or into, or convey, transfer or lease all or substantially all of their assets. The 6.75% Senior Notes and related subsidiary guarantees do not have any registration or similar rights and are not expected to be registered or listed on any securities exchange. As of June 30, 2025, the Company incurred $11,799 in fees and other professional expenses associated with this transaction that were capitalized and will amortize over the term of the 6.75% Senior Notes.
During the first six months of 2025, the Company made regularly scheduled principal payments under its senior secured credit facilities totaling $59,455 on Term Loan A-1 and $8,201 on Term Loan B-1.
On March 1, 2024, Change Healthcare (CHC), a subsidiary of UnitedHealth Group, launched a temporary assistance funding program (CHC Funding) to help bridge the gap in short-term cash flow needs for providers impacted by the disruption of CHC's services following a cybersecurity incident. Under the program, CHC provided funding to providers for amounts that would otherwise have been received (with certain limitations), but for the disruption in processing electronic claims as a result of the outage. During the first quarter of 2025, the Company repaid all remaining balances outstanding under the CHC Funding program.
As of June 30, 2025, the effective portion of the Company's interest rate cap agreements, as detailed in the table below, have the economic effect of capping the Company's maximum exposure to SOFR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-1 and a portion of Term Loan A-1. The remaining $327,789 outstanding principal balance of Term Loan A-1 is subject to SOFR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.
During 2025 the Company entered into several forward interest rate cap agreements, detailed in the table below, that have the economic effect of capping the Company's exposure to SOFR variable interest rate changes on specific portions of the Company's floating rate debt (2025 cap agreements). These 2025 cap agreements are designated as cash flow hedges and, as a

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

result, changes in their fair values will be reported in other comprehensive income. These 2025 cap agreements do not contain credit-risk contingent features and become effective and expire as described in the table below.
The following table summarizes the Company’s interest rate cap agreements outstanding as of June 30, 2025:

Year cap agreements executed	Initial notional amount	SOFR maximum rate	Approximate effective date	Maturity date	Notional amount effective through December 31
					2025	2026	2027	2028
2023	$2,000,000	3.75%	6/30/2024	12/31/2025	$1,250,000
2023	$1,000,000	4.00%	6/30/2024	12/31/2025	$750,000
2023	$500,000	4.50%	6/30/2024	12/31/2026	$500,000	$500,000
2023	$250,000	4.50%	12/31/2024	12/31/2025	$250,000
2023	$750,000	4.00%	12/31/2024	12/31/2026	$750,000	$500,000
2024	$1,750,000	4.50%(1)	12/31/2025	12/31/2027		$1,750,000	$1,000,000
2024	$750,000	4.00%(2)	12/31/2025	12/31/2027		$750,000	$500,000
2025	$1,000,000	4.50%(3)	12/31/2026	12/31/2028			$1,000,000	$750,000
2025	$1,000,000	4.25%(4)	12/31/2026	12/31/2028			$1,000,000	$1,000,000
Total notional coverage					$3,500,000	$3,500,000	$3,500,000	$1,750,000
Weighted average strike rate					4.02%	4.32%	4.46%	4.61%

(1)Effective December 31, 2026, the maximum rate of 4.50% increases to 4.75% for these interest rate caps.
(2)Effective December 31, 2026, the maximum rate of 4.00% increases to 4.25% for these interest rate caps.
(3)Effective December 31, 2027, the maximum rate of 4.50% increases to 4.75% for these interest rate caps.
(4)Effective December 31, 2027, the maximum rate of 4.25% increases to 4.50% for these interest rate caps.
The fair value of the Company's interest rate cap agreements, which are classified in other long-term assets on its consolidated balance sheet, was $17,187 and $30,062 as of June 30, 2025 and December 31, 2024, respectively.
See Note 9 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense (offset) related to the Company’s interest rate cap agreements for the three and six months ended June 30, 2025 and 2024.
As a result of the variable rate cap from the Company's 2023 interest rate cap agreements, the Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the second quarter of 2025 was 6.60%, based on the current margins in effect for its senior secured credit facilities as of June 30, 2025, as detailed in the table above.
The Company’s weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, premium and deferred financing costs, for the three and six months ended June 30, 2025 was 5.71% and 5.66%, respectively, and as of June 30, 2025 was 5.73%.
As of June 30, 2025, the Company’s interest rates were fixed and economically fixed on approximately 63% and 97% of its total debt, respectively.
As of June 30, 2025, the Company had an undrawn revolving line of credit under its senior secured credit facilities of $1,500,000. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding under the facility, of which there were none as of June 30, 2025. The Company also had letters of credit of approximately $159,115 outstanding under a separate bilateral secured letter of credit facility as of June 30, 2025.
Subsequent to June 30, 2025, the Company amended its senior secured credit facilities. For additional information see Note 14.
7.    Commitments and contingencies
The Company operates in a highly regulated industry and is a party to, or has the potential to be a party to, various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of June 30, 2025 and December 31, 2024, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Certain Governmental Inquiries and Related Proceedings
2020 U.S. Attorney New Jersey Investigation: In March 2020, the U.S. Attorney’s Office, District of New Jersey served the Company with a subpoena and a Civil Investigative Demand (CID) relating to an investigation being conducted by that office and the U.S. Attorney’s Office, Eastern District of Pennsylvania. The subpoena and CID request information on several topics, including certain of the Company’s joint venture arrangements with physicians and physician groups, medical director agreements, and compliance with its five-year Corporate Integrity Agreement, the term of which expired October 22, 2019. In November 2022, the Company learned that, on April 1, 2022, the U.S. Attorney’s Office for the District of New Jersey notified the U.S. District Court for the District of New Jersey of its decision not to elect to intervene in the matter of U.S. ex rel. Doe v. DaVita Inc. and filed a Stipulation of Dismissal. On April 13, 2022, the U.S. District Court for the District of New Jersey dismissed the case without prejudice. On October 12, 2022, the U.S. Attorney’s Office for the Eastern District of Pennsylvania notified the U.S. District Court, Eastern District of Pennsylvania, of its decision not to elect to intervene at this time in the matter of U.S. ex rel. Bayne v. DaVita Inc., et al. The court then unsealed an amended complaint, which alleges violations of federal and state False Claims Acts, by order dated October 14, 2022. On November 8, 2023, the private party relator filed a fourth amended complaint. On November 29, 2023, the Company filed a motion to dismiss the fourth amended complaint. On April 29, 2025, the Court denied the Company’s motion to dismiss. On July 21, 2025, the Company answered the complaint. The Company disputes the allegations in the complaint and intends to defend this action accordingly.
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
Other Commitments
The Company also has certain potential commitments to provide working capital funding or other financing, if necessary, to certain nonconsolidated businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $8,100.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

8.    Shareholders' equity
Stock-based compensation
During the six months ended June 30, 2025, the Company granted 729 stock-settled restricted and performance stock units with an aggregate grant-date fair value of $105,765 and a weighted average expected life of approximately 3.4 years. Additionally, the Company granted 96 stock-settled stock appreciation rights with an aggregate grant-date fair value of $4,960 and weighted-average expected life of approximately 4.75 years.
As of June 30, 2025, the Company had $178,947 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.3 years.
Share repurchases
The following table summarizes the Company's common stock repurchases during the three and six months ended June 30, 2025.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Open market repurchases:
Shares repurchased	1,921	2,655	5,378	4,774
Amount paid(1)	$275,761	$375,831	$793,982	$615,948
Average price paid per share(2)	$142.15	$140.14	$146.25	$127.98
Berkshire repurchases:
Shares repurchased	1,146	—	1,349	—
Amount paid(1)	$170,263	$—	$202,264	$—
Average price paid per share(2)	$147.11	$—	$148.45	$—
Total repurchases:
Shares repurchased	3,067	2,655	6,727	4,774
Amount paid(1)	$446,024	$375,831	$996,246	$615,948
Average price paid per share(2)	$144.00	$140.14	$146.69	$127.98

(1)Includes commissions and excise tax. The excise tax is recorded as part of the cost basis of treasury shares repurchased and, as such, is included in stockholders’ equity.
(2)Excludes commissions and excise tax.
Subsequent to June 30, 2025 through August 1, 2025, the Company repurchased 2,749 shares of its common stock for $393,461 at an average price paid of $141.68 per share, inclusive of the shares repurchased from Berkshire Hathaway Inc. as discussed below.
As of June 30, 2025, the Company is authorized to make share repurchases pursuant to a September 5, 2024 Board authorization of $2,000,000. This authorization allows the Company to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of August 1, 2025, the Company has a total of $557,971, excluding excise taxes, available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations, including under the terms of its senior secured credit facilities.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Berkshire share repurchase agreement
Pursuant to the April 30, 2024 share repurchase agreement with Berkshire Hathaway Inc. on behalf of itself and its affiliates (collectively, Berkshire), the Company had a repurchase obligation at June 30, 2025 to purchase shares from Berkshire for $100,336 in the aggregate, recorded as a payable and classified as Due to related party on the Company's consolidated balance sheet. Subsequent to June 30, 2025, as the Company continued open market share repurchases, the obligation to Berkshire increased. On August 1, 2025, the Company settled the Berkshire repurchase obligation in total for 1,636 shares of common stock for $230,025, at an average price paid of $140.61 per share, both excluding associated excise tax.
See Note 18 to the Company's consolidated financial statements included in the 2024 10-K for further discussion of the Company’s relationship with Berkshire and the share repurchase agreement.
9.     Accumulated other comprehensive loss

	Three months ended June 30, 2025				Six months ended June 30, 2025
	Defined benefit pension plan	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Defined benefit pension plan	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$46	$(15,585)	$(211,429)	$(226,968)	$46	$(8,557)	$(302,285)	$(310,796)
Unrealized (losses) gains	—	(8,533)	94,001	85,468	—	(19,906)	184,857	164,951
Related income tax	—	2,128	—	2,128	—	4,966	—	4,966
	—	(6,405)	94,001	87,596	—	(14,940)	184,857	169,917
Reclassification into net income	—	2,043	—	2,043	—	4,052	—	4,052
Related income tax	—	(509)	—	(509)	—	(1,011)	—	(1,011)
	—	1,534	—	1,534	—	3,041	—	3,041
Ending balance	$46	$(20,456)	$(117,428)	$(137,838)	$46	$(20,456)	$(117,428)	$(137,838)

	Three months ended June 30, 2024			Six months ended June 30, 2024
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$19,542	$(119,657)	$(100,115)	$27,853	$(79,937)	$(52,084)
Unrealized gains (losses)	7,887	(78,853)	(70,966)	25,632	(118,573)	(92,941)
Related income tax	(1,968)	—	(1,968)	(6,396)	—	(6,396)
	5,919	(78,853)	(72,934)	19,236	(118,573)	(99,337)
Reclassification into net income	(29,368)	—	(29,368)	(58,186)	—	(58,186)
Related income tax	7,327	—	7,327	14,517	—	14,517
	(22,041)	—	(22,041)	(43,669)	—	(43,669)
Ending balance	$3,420	$(198,510)	$(195,090)	$3,420	$(198,510)	$(195,090)
The interest rate cap agreement net realized (losses) gains reclassified into net income are recorded as debt expense in the corresponding consolidated statements of income. See Note 6 for further details.
10.    Variable interest entities (VIEs)
At June 30, 2025, these condensed consolidated financial statements include total assets of VIEs of $593,868 and total liabilities and noncontrolling interests of VIEs to third parties of $247,330. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 22 to the Company's consolidated financial statements included in the 2024 10-K.
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
The following table summarizes the Company’s assets, liabilities and temporary equities measured at fair value on a recurring basis as of June 30, 2025:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$37,953	$37,953
Interest rate cap agreements	$17,187		$17,187
Liabilities
Contingent earn-out obligations for acquisitions	$9,393			$9,393
Temporary equity
Noncontrolling interests subject to put provisions	$1,660,990			$1,660,990
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
As of June 30, 2025, the Company had contingent earn-out obligations associated with business acquisitions that could result in the Company paying the former owners a total of up to approximately $23,420 if certain performance targets or quality margins are met over the next one year to five years. The estimated fair value measurements of these contingent earn-out obligations are primarily based on unobservable inputs, including key financial metrics such as projected earnings before interest, taxes, depreciation, and amortization (EBITDA), revenue and other key performance indicators. The estimated fair values of these contingent earn-out obligations are remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company's credit risk adjusted rate that is used to discount obligations to present value.
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of June 30, 2025, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $220,000. See Notes 16 and 23 to the Company's consolidated financial statements included in the 2024 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations. For a reconciliation of changes in noncontrolling interests subject to put provisions for the six months ended June 30, 2025, see the consolidated statements of equity.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The fair value of the Company's contingent consideration payable to Medtronic, Inc. for its interest in Mozarc Medical Holding LLC approximates $12,500, which is based on level 3 inputs.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, investments in debt securities, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at June 30, 2025 at their approximate fair values due to the short-term nature of their settlements.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin, and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Segment revenues:
U.S. dialysis
Patient service revenues:
External sources	$2,890,709	$2,822,187	$5,696,136	$5,547,761
Intersegment revenues	16,716	12,925	28,450	37,389
U.S. dialysis patient service revenues	2,907,425	2,835,112	5,724,586	5,585,150
Other revenues
External sources	5,966	5,898	11,974	12,021
Total U.S. dialysis revenues	2,913,391	2,841,010	5,736,560	5,597,171
Other—Ancillary services
Patient service revenues	316,162	238,915	613,728	454,873
Other external sources	166,689	119,722	281,217	242,622
Intersegment revenues	2,836	3,823	5,565	6,570
Total ancillary services	485,687	362,460	900,510	704,065
Total net segment revenues	3,399,078	3,203,470	6,637,070	6,301,236
Elimination of intersegment revenues	(19,552)	(16,748)	(34,015)	(43,959)
Consolidated revenues	$3,379,526	$3,186,722	$6,603,055	$6,257,277
Significant segment expenses:
U.S. dialysis
Patient care costs	$1,928,462	$1,854,541	$3,841,890	$3,679,120
General and administrative	312,089	281,795	594,768	556,357
Depreciation and amortization	156,782	160,410	313,681	333,262
Other segment items(1)	(6,786)	(5,922)	(12,396)	(47,491)
U.S. dialysis segment expenses	2,390,547	2,290,824	4,737,943	4,521,248
Other - Ancillary services expenses	428,973	381,052	846,604	734,159
Segment operating margin:
U.S. dialysis	522,844	550,186	998,617	1,075,923
Other—Ancillary services(2)	56,714	(18,592)	53,906	(30,094)
Total segment operating margin	579,558	531,594	1,052,523	1,045,829
Reconciliation of segment operating income to consolidated income before income taxes:
Corporate administrative support	(41,717)	(25,196)	(75,745)	(55,586)
Consolidated operating income	537,841	506,398	976,778	990,243
Debt expense	(146,062)	(97,747)	(281,117)	(197,165)
Debt prepayment, extinguishment and modification costs	—	(9,732)	—	(9,732)
Other loss, net	(22,851)	(27,479)	(40,400)	(40,120)
Income from continuing operations before income taxes	$368,928	$371,440	$655,261	$743,226

(1)Other segment items for our U.S. dialysis segment include equity income from nonconsolidated joint ventures and a gain on changes in ownership interests.
(2)Includes depreciation and amortization of $17,923 and $15,251 for the three months ended June 30, 2025 and 2024, respectively, and $37,474 and $29,482 for the six months ended June 30, 2025 and 2024, respectively.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Expenditures for property and equipment by reportable segment were as follows:

	Six months ended June 30,
	2025	2024
U.S. dialysis	$216,902	$211,171
Other—Ancillary services	47,447	34,569
	$264,349	$245,740

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
14.    Subsequent events
Seventh Amendment to Credit Agreement
On July 17, 2025 (Seventh Amendment Effective Date), the Company entered into the Seventh Amendment (the Seventh Amendment) to the Credit Agreement. The Seventh Amendment modifies the Credit Agreement to, among other things, refinance its Term Loan B-1 with a repriced Term Loan B-2 facility in the aggregate principal amount of $1,877,949, which includes an incremental borrowing of Tranche B-2 term loans of $250,000. The facility bears interest, at the Company’s option, based on (i) the Base Rate (as defined below) plus the Applicable Margin (as defined below), or (ii) the forward-looking term rate based on the secured overnight financing rate that is published by CME Group Benchmark Administration Limited (Term SOFR) plus the Applicable Margin. The “Base Rate” is defined as the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (ii) the prime commercial lending rate of Wells Fargo as established from time to time and (iii) Term SOFR for an interest period of one month plus 1.00%; provided that if Term SOFR or the Base Rate is less than 0.00% such rate shall be deemed to be 0.00% for purposes of the Credit Agreement. The “Applicable Margin” for the Term Loan B-2 is 1.75% in the case of Term SOFR loans, and 0.75% in the case of Base Rate loans. The “Applicable Margin” for the Term Loan B-1 before giving effect to the Seventh Amendment was 2.00% in the case of Term SOFR loans, and 1.00% in the case of Base Rate loans. The Credit Agreement, as amended, continues to include customary affirmative and negative covenants and events of default for financings of this type.
The Term Loan B-2 requires quarterly principal payments beginning on September 30, 2025 of 0.25% of the aggregate principal amount of the Term Loan B-2 outstanding on the Seventh Amendment Effective Date, with the balance due on May 9, 2031. The Company used the incremental proceeds of $250,000 from the Term Loan B-2 to prepay a proportionate amount of the principal balance outstanding on its Term Loan A-1.
Federal Tax Reform
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company is currently evaluating the impact of the OBBBA.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Brazil Acquisition
Effective August 1, 2025, the Company acquired the dialysis operations of Fresenius Medical Care AG and its affiliates in Brazil for initial aggregate consideration paid of approximately $94,000. The initial purchase price allocation and final aggregate consideration are yet to be determined and subject to certain customary adjustments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, statements about our balance sheet and liquidity, our expenses, revenues, billings and collections, patient census, the impact of the recent cybersecurity incident experienced by the Company, the potential impact of the One Big Beautiful Bill Act (OBBBA) on our business, including with respect to federal funding of Medicaid and other government programs, availability or cost of supplies, including without limitation the impact of evolving trade policies and tariffs and any reduction in clinical and other supplies due to any disruptions experienced by third party vendors, including with respect to our ability to provide home dialysis services, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, including potential impacts to such mix as a result of OBBBA, current macroeconomic, marketplace and labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, capital allocation plans, expenses, cost saving initiatives, other strategic initiatives, use of contract labor, government and commercial payment rates, expectations related to value-based care (VBC), integrated kidney care (IKC), Medicare Advantage (MA) plan enrollment and our international operations, expectations regarding increased competition and marketplace changes, including those related to new or potential entrants in the dialysis and pre-dialysis marketplace and the potential impact of innovative technologies, drugs, or other treatments on the dialysis industry, and expectations regarding our share repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," "could," "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
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
•risks arising from potential changes in or new laws, regulations or requirements applicable to us, including, without limitation, OBBBA and those related to trade policy, healthcare, privacy, antitrust matters, and acquisition, merger, joint venture or similar transactions and/or labor matters, and potential impacts of changes in interpretation or enforcement thereof or related litigation impacting, among other things, coverage or reimbursement rates for our services or the number of patients enrolled in or that select higher-paying commercial plans, and the risk that we make incorrect assumptions about how our patients will respond to any such developments;
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
External Conditions
Developments in external conditions, including those related to general economic, marketplace, environmental and global health conditions, have directly and indirectly impacted the Company and in the future could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, share price, cash flows and/or liquidity. Many of these external factors and conditions are interrelated, including, among other things, inflation, interest rate volatility and other economic conditions, labor market conditions, wage pressure, the increased mortality rates of our patients and other ESKD or chronic kidney disease (CKD) patients, supply chain challenges and the potential impact and application of innovative technologies, drugs or other treatments. Certain of these impacts could be further intensified by concurrent global events that have continued to drive sociopolitical, geopolitical and economic uncertainty; by severe weather events and other natural disasters; and by the impact of new policies implemented by the U.S. administration. For additional discussion of general economic, marketplace and global health conditions that could impact our business, see Part I Item 1. "Business" and Part I Item 1A. "Risk Factors" in our 2024 10-K.
In the second quarter of 2025, treatment per day volumes increased compared to the first quarter. For the full year to date, we have experienced a negative impact on revenue and treatment volume due to, among other things, the cybersecurity incident described below, an elevated number of missed treatments and a particularly severe flu season. Admission rates, treatment volumes, future revenues and non-acquired growth, among other things, could continue to be negatively impacted over time to the extent that the ESKD and CKD populations experience sustained elevated mortality levels. These mortality levels could be influenced by, among other things, the impact of infectious diseases on our patient population and the availability and use of vaccines, treatments and therapies as described in Part I Item 1A. "Risk Factors" of our 2024 10-K, and the magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows.
Global economic conditions and political and regulatory developments, including, among other things, inflationary pressures and new U.S. administration policies have increased, and may continue to increase, our expenses. We expect certain increased staffing and labor costs to continue, due to, among other factors, the continuation of inflationary conditions. The cumulative impact of any increased staffing, labor, and supply costs and other expenses could be material. However, during the quarter we saw improvements in certain labor related costs such as training and productivity, and we expect to continue to see improvements in labor-related costs due to, among other things, reduced turnover. Our industry has also experienced increased union organizing activities. For example, union petitions have been filed in ten of our clinics in California and nine of these petitions are in different stages of the voting process and have been subject to legal challenges. For additional details on the risks related to rising labor costs and union organizing activities, see the discussion in Part I Item 1A. "Risk Factors" of our 2024 10-K under the headings, "Our business is labor intensive..." and "External conditions, including those related to general economic, marketplace and global health conditions..."
We believe that the aforementioned recent developments and general economic, marketplace and global health conditions will continue to impact the Company in the future. Their ultimate impact depends on future developments that are highly uncertain and difficult to predict.
Legislative and Regulatory Developments
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA includes numerous provisions that may impact our business, including, among other things, changes that affect Medicaid programs and programs under the Patient Protection and Affordable Care Act and the Health Care Reconciliation Act of 2010, as amended (collectively, the ACA). OBBBA provisions include planned phasing down of federal Medicaid expenditures by introducing work requirements for certain "able-bodied" adult beneficiaries, higher cost-sharing for certain patients, and limitations on state funding mechanisms, known as provider taxes and state-directed payments.
OBBBA did not address the enhanced premium tax credits for individuals who purchase health insurance through the ACA exchanges. As a result, these enhanced premium tax credits, which were initially established under the American Rescue Plan and Inflation Reduction Act of 2022 are set to expire at the end of 2025. The expiration of these enhanced premium tax credits and other changes to the ACA exchanges likely would reduce enrollment in health insurance on marketplaces developed under the ACA and may lead to a decrease in the number of patients with higher-paying commercial health insurance. In the event such a decrease occurs, it would have an adverse impact on our business, results of operations, financial condition and cash flows.
We and other health care participants expect additional federal and state guidance to implement the OBBBA provisions in the future, with several of these provisions having effective dates in 2027 and 2028. We are continuing to assess the potential impact of the law as well as other federal and state legislative and regulatory efforts on our business. For additional information regarding OBBBA's potential impact, including as it relates to federal funding of government programs, the expiration of enhanced premium tax credits, and related regulatory developments, see Part I Item 1. "Business—Government Regulation" and Part I Item 1A. "Risk Factors" of our 2024 Form 10-K.

Cybersecurity Incident
As previously disclosed, on April 12, 2025, we became aware of a cybersecurity incident that impacted certain elements of our network. While the incident disrupted our operations, we have continued dialysis care and have restored all major functions.
We are aware of the exfiltration of certain data as part of the cybersecurity incident, including certain Personally Identifiable Information (PII) and/or Protected Health Information (PHI) from our DaVita Laboratory line of business. We started the notice process on August 1, 2025, giving notice to applicable regulators, and potentially involved patients, former patients and the estates of former patients as well as public notice, including providing information on https://davitasystemsoutage.com. The contents of this website are not incorporated by reference into this report.
We have incurred, and expect to continue to incur, expenses in connection with the investigation and remediation activities related to this incident, including in connection with litigation that has been filed or may in the future be filed related to the incident as well as any potential regulatory investigations. In addition, it is possible that future risks and uncertainties resulting from the incident, including risks related to impacted data, litigation, reputational harm, and regulatory actions could adversely affect our business, results of operations, financial condition and cash flows. At this time we are unable to predict the extent of these and other potential liabilities or consequences that may arise from this incident.
The cybersecurity incident had an adverse impact on our billing and revenue collection cycles as well as our patient census. We expect these impacts will in turn have an adverse impact on our revenue per treatment and treatment volumes for the full year. Based on information currently available, we believe that this incident has not had, and is not expected to have, a material adverse impact on our business, results of operations or financial condition. However, we do not yet know the full impact of the cybersecurity incident, including how much of the financial impact will be covered by insurance.
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
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the three months ended June 30, 2025 compared to the three months ended March 31, 2025, and the year-to-date periods for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Consolidated results of operations
The following tables summarize our revenues, operating income (loss) and adjusted operating income (loss) by line of business. See the discussion of our results for each line of business following the tables. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Three months ended		Q2 2025 vs. Q1 2025
	June 30, 2025	March 31, 2025	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,913	$2,823	$90	3.2%
Other — Ancillary services	486	415	71	17.1%
Elimination of intersegment revenues	(20)	(14)	(6)	(42.9)%
Total consolidated revenues	$3,380	$3,224	$156	4.8%

Operating income (loss):
U.S. dialysis	$523	$476	$47	9.9%
Other — Ancillary services	57	(3)	60	2,000.0%
Corporate administrative support	(42)	(34)	(8)	(23.5)%
Operating income	$538	$439	$99	22.6%

Adjusted operating income (loss)(1):
U.S. dialysis	$536	$476	$60	12.6%
Other — Ancillary services	57	(3)	60	2,000.0%
Corporate administrative support	(42)	(34)	(8)	(23.5)%
Adjusted operating income	$551	$439	$112	25.5%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.

	Six months ended		YTD Q2 2025 vs. YTD Q2 2024
	June 30, 2025	June 30, 2024	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$5,737	$5,597	$140	2.5%
Other — Ancillary services	901	704	197	28.0%
Elimination of intersegment revenues	(34)	(44)	10	22.7%
Total consolidated revenues	$6,603	$6,257	$346	5.5%

Operating income (loss):
U.S. dialysis	$999	$1,076	$(77)	(7.2)%
Other — Ancillary services	54	(30)	84	280.0%
Corporate administrative support	(76)	(56)	(20)	(35.7)%
Operating income	$977	$990	$(13)	(1.3)%

Adjusted operating income (loss)(1):
U.S. dialysis	$1,012	$1,041	$(29)	(2.8)%
Other — Ancillary services	54	(30)	84	280.0%
Corporate administrative support	(76)	(56)	(20)	(35.7)%
Adjusted operating income	$990	$955	$35	3.7%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.

U.S. dialysis results of operations
Treatment volume:

	Three months ended		Q2 2025 vs. Q1 2025
	June 30, 2025	March 31, 2025	Amount	Percent
Dialysis treatments	7,186,217	7,040,519	145,698	2.1%
Average treatments per day	92,131	91,793	338	0.4%
Treatment days	78.0	76.7	1.3	1.7%
Normalized non-acquired treatment growth(1)	(0.8)%	(0.6)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.

	Six months ended		YTD Q2 2025 vs. YTD Q2 2024
	June 30, 2025	June 30, 2024	Amount	Percent
Dialysis treatments	14,226,736	14,416,956	(190,220)	(1.3)%
Average treatments per day	91,963	92,654	(691)	(0.7)%
Treatment days	154.7	155.6	(0.9)	(0.6)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
Our U.S. dialysis operating revenues and expenses are directly driven by treatment volume. The increase in our U.S. dialysis treatments for the second quarter of 2025 from the first quarter of 2025 was primarily driven by an increase in treatment days. The decrease in our U.S. dialysis treatments for the six months ended June 30, 2025 from the six months ended June 30, 2024 was primarily driven by a decrease in average treatments per day due to higher mortality and missed treatments from a more severe flu season, as well as fewer treatment days.
Revenues:

	Three months ended		Q2 2025 vs. Q1 2025
	June 30, 2025	March 31, 2025	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,913	$2,823	$90	3.2%
Average patient service revenue per treatment	$404.58	$400.14	$4.44	1.1%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Six months ended		YTD Q2 2025 vs. YTD Q2 2024
	June 30, 2025	June 30, 2024	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$5,737	$5,597	$140	2.5%
Average patient service revenue per treatment	$402.38	$387.40	$14.98	3.9%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
U.S. dialysis average patient service revenue per treatment for the second quarter of 2025 compared to the first quarter of 2025 increased primarily due to normal seasonal improvements including patients meeting their co-insurance and deductibles, and other normal fluctuations. These increases were partially offset by a decline in volume of phosphate binders.
U.S. dialysis average patient service revenue per treatment for the six months ended June 30, 2025 increased compared to the six months ended June 30, 2024 primarily driven by the incorporation of phosphate binders into the ESRD Prospective Payment System (ESRD PPS) bundle, as further described below, Medicare base rate and other annual rate increases, revenue cycle improvements, and other normal fluctuations.

On January 1, 2025, phosphate binders, a drug class taken orally by many ESKD patients to reduce absorption of dietary phosphate, were incorporated into the ESRD PPS bundled payment. Phosphate binders are not included in the ESRD PPS base rate at this time and are reimbursed through a Transitional Drug Add-on Payment Adjustment (TDAPA). During the TDAPA period, Medicare payments for phosphate binders are based on the average sales price increased by a fixed monthly amount of $36.41 for incremental operational costs. The TDAPA period is expected to continue for a period of at least two years.
In June 2025, Centers for Medicare & Medicaid Services (CMS) issued a proposed rule to update the Medicare ESRD PPS payment rate and policies for calendar year 2026. CMS estimates that the overall impact of the proposed rule will increase ESRD freestanding facilities’ average reimbursement by 1.9% in 2026.
Operating expenses and charges:

	Three months ended		Q2 2025 vs. Q1 2025
	June 30, 2025	March 31, 2025	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,928	$1,913	$15	0.8%
General and administrative	312	283	29	10.2%
Depreciation and amortization	157	157	—	—%
Equity investment income	(7)	(6)	(1)	(16.7)%
Total operating expenses and charges	$2,391	$2,347	$44	1.9%
Patient care costs per treatment	$268.36	$271.77	$(3.41)	(1.3)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Six months ended		YTD Q2 2025 vs. YTD Q2 2024
	June 30, 2025	June 30, 2024	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$3,842	$3,679	$163	4.4%
General and administrative	595	556	39	7.0%
Depreciation and amortization	314	333	(19)	(5.7)%
Equity investment income	(12)	(12)	—	—%
Gain on changes in ownership interests	—	(35)	35	100.0%
Total operating expenses and charges	$4,738	$4,521	$217	4.8%
Patient care costs per treatment	$270.05	$255.19	$14.86	5.8%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
Charges impacting operating income - Cybersecurity incident-related charges. During the second quarter of 2025, we experienced a cybersecurity incident that impacted certain elements of our network and resulted in a temporary disruption of our operations, as described above. As a result, during the second quarter of 2025 we incurred charges of approximately $13.5 million, which increased our patient care costs by $1.0 million and general and administrative expenses by $12.5 million to remediate the incident and restore systems with the assistance of third-party cybersecurity professionals. These costs do not include the impact related to business interruption on our results.
Patient care costs. U.S. dialysis patient care costs per treatment for the second quarter of 2025 decreased from the first quarter of 2025 primarily due to decreased compensation expense, including increased productivity levels at our dialysis centers and seasonal decreases in payroll taxes, as well as decreases in pharmaceutical costs, principally due to volume of phosphate binders, and travel costs. These decreases were partially offset by increases in health benefit expense and insurance costs.
U.S. dialysis patient care costs per treatment for the six months ended June 30, 2025 increased from the six months ended June 30, 2024 primarily due to increases in pharmaceutical costs, principally due to the administration of phosphate binders, as described above, and compensation expenses, including increased wage rates. Patient care costs per treatment were also affected by increases in other direct operating expenses associated with our dialysis centers, health benefit expense and medical supplies expense.

General and administrative expenses. U.S. dialysis general and administrative expenses in the second quarter of 2025 increased from the first quarter of 2025 primarily due to costs related to the cybersecurity incident, as described above, a gain recognized in the first quarter of 2025 and increased compensation expense, including increased wage rates.
U.S. dialysis general and administrative expenses for the six months ended June 30, 2025 increased from the six months ended June 30, 2024 due to increases in compensation expenses, including increased wage rates and headcount, IT-related costs, and costs related to the cybersecurity incident, as described above. These increases were partially offset by decreased center closure costs.
Depreciation and amortization. Depreciation and amortization expense is directly impacted by the number of our dialysis centers and the information technology that we develop and acquire. U.S. dialysis depreciation and amortization expenses in the second quarter of 2025 were flat compared to the first quarter of 2025.
U.S. dialysis depreciation and amortization expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 decreased primarily due to decreases in corporate IT projects, depreciation related to leasehold improvements due to the reduction in number of centers operated, and accelerated depreciation related to center closures. These decreases were partially offset by an increase in dialysis equipment expenses.
Equity investment income. U.S. dialysis equity investment income for the second quarter of 2025 compared to the first quarter of 2025 increased due to increased profitability at certain nonconsolidated dialysis partnerships. Equity investment income for the six months ended June 30, 2025 was flat compared to the six months ended June 30, 2024.
Gain on changes in ownership interests. During the first quarter of 2024, we acquired a controlling interest in a previously nonconsolidated dialysis partnership for which we recognized a non-cash gain of $35.1 million on our prior investment upon consolidation.
Operating income and adjusted operating income:

	Three months ended		Q2 2025 vs. Q1 2025
	June 30, 2025	March 31, 2025	Amount	Percent
	(dollars in millions)
Operating income	$523	$476	$47	9.9%
Adjusted operating income(1)	$536	$476	$60	12.6%

	Six months ended		YTD Q2 2025 vs. YTD Q2 2024
	June 30, 2025	June 30, 2024	Amount	Percent
	(dollars in millions)
Operating income	$999	$1,076	$(77)	(7.2)%
Adjusted operating income(1)	$1,012	$1,041	$(29)	(2.8)%

(1)For a reconciliation of adjusted operating income by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.
U.S. dialysis operating income for the second quarter of 2025 compared to the first quarter of 2025 was negatively impacted by the cybersecurity incident-related charges described above. U.S. dialysis operating income and adjusted operating income for the second quarter of 2025 increased compared to the first quarter of 2025 as a result of all factors discussed above.
U.S. dialysis operating income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was negatively impacted by the cybersecurity incident-related charges in the second quarter of 2025 and gain on changes in ownership interests in the first quarter of 2024, each described above. U.S. dialysis operating income and adjusted operating income for the six months ended June 30, 2025 decreased compared to the six months ended June 30, 2024 as a result of the factors discussed above.

Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of June 30, 2025, these consisted principally of our U.S. IKC business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations. In the first quarter of 2025, we reallocated the revenues and costs associated with an internal software product from the U.S. IKC business to the U.S. other ancillary business. Prior periods have been recast to reflect this change.
As of June 30, 2025, DaVita IKC provided integrated care and disease management services to approximately 64,400 patients in risk-based integrated care arrangements and to an additional 9,300 patients in other integrated care arrangements. We also expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include, among other things, healthcare services not related to kidney disease.
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
As of June 30, 2025, our international dialysis operations provided dialysis and administrative services through a total of 513 outpatient dialysis centers located in 13 countries outside of the United States.
Ancillary services results of operations

	Three months ended		Q2 2025 vs. Q1 2025
	June 30, 2025	March 31, 2025	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$152	$105	$47	44.8%
U.S. other ancillary	8	7	1	14.3%
International	325	302	23	7.6%
Total ancillary services revenues	$486	$415	$71	17.1%

Operating income (loss)
U.S. IKC	$26	$(29)	$55	189.7%
U.S. other ancillary	(5)	(4)	(1)	(25.0)%
International	36	30	6	20.0%
Total ancillary services operating income (loss)	$57	$(3)	$60	2,000.0%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Six months ended		YTD Q2 2025 vs. YTD Q2 2024
	June 30, 2025	June 30, 2024	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$258	$228	$30	13.2%
U.S. other ancillary	16	15	1	6.7%
International	627	461	166	36.0%
Total ancillary services revenues	$901	$704	$197	28.0%

Operating income (loss)
U.S. IKC	$(3)	$(51)	$48	94.1%
U.S. other ancillary	(10)	(12)	2	16.7%
International(1)	67	33	34	103.0%
Total ancillary services operating income (loss)	$54	$(30)	$84	280.0%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income for the six months ended June 30, 2024 includes foreign currency gains embedded in equity method income recognized from our Asia Pacific (APAC) joint venture, which was consolidated in the fourth quarter of 2024, of approximately $1.9 million.
Operating income (loss) and adjusted operating income (loss)
IKC operating income for the second quarter of 2025 compared to IKC operating loss for the first quarter of 2025 was primarily driven by a net increase in shared savings and decreased medical claims expense related to our special needs plans. IKC operating loss for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 decreased, primarily due to a net increase in shared savings and increased revenues related to our special needs plans, partially offset by decreased revenues related to the divestiture of our physician services business in 2024. IKC operating loss was also impacted by decreased medical claims expense related to our special needs plans and operating expenses related to the divestiture of our physician services business in 2024, partially offset by increased professional fees.
U.S. other ancillary services operating loss for the second quarter of 2025 compared to the first quarter of 2025 and for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was impacted by a reduction of the earn-out obligations related to our transplant software business in the first quarter of 2025.
International operating income for the second quarter of 2025 compared to the first quarter of 2025 was impacted by favorable changes in the fair value of contingent consideration associated with a prior acquisition and non-acquired treatment growth. International operating income for the six months ended June 30, 2025 increased compared to the six months ended June 30, 2024 primarily driven by acquired and non-acquired treatment growth and favorable changes related to the fair value of contingent consideration associated with a prior acquisition, partially offset by decreased equity income resulting from fluctuations in foreign currency at our APAC joint venture, which was consolidated in the fourth quarter of 2024.
Corporate administrative support

	Three months ended		Q2 2025 vs. Q1 2025
	June 30, 2025	March 31, 2025	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(42)	$(34)	$(8)	(23.5)%

	Six months ended		YTD Q2 2025 vs. YTD Q2 2024
	June 30, 2025	June 30, 2024	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(76)	$(56)	$(20)	(35.7)%

Corporate administrative support expenses for the second quarter of 2025 compared to the first quarter of 2025 and for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 increased primarily due to increased long-term incentive compensation and professional fees.
Corporate-level charges

	Three months ended		Q2 2025 vs. Q1 2025
	June 30, 2025	March 31, 2025	Amount	Percent
	(dollars in millions)
Debt expense	$146	$135	$11	8.1%
Weighted average effective interest rate(1)	5.71%	5.60%		0.11%
Other loss, net	$23	$18	$5	27.8%
Effective income tax rate	25.4%	18.9%		6.5%
Effective income tax rate attributable to DaVita Inc.(2)	31.9%	24.9%		7.0%
Net income attributable to noncontrolling interests	$76	$69	$7	10.1%

(1)Represents our overall weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, premium and deferred financing charges.
(2)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see the "Reconciliations of Non-GAAP measures" section below.

	Six months ended		YTD Q2 2025 vs. YTD Q2 2024
	June 30, 2025	June 30, 2024	Amount	Percent
	(dollars in millions)
Debt expense	$281	$197	$84	42.6%
Debt extinguishment and modification costs	$—	$10	$(10)	(100.0)%
Weighted average effective interest rate(1)	5.66%	4.39%		1.27%
Other loss, net	$40	$40	$—	—%
Effective income tax rate	22.6%	18.5%		4.1%
Effective income tax rate attributable to DaVita Inc.(2)	28.9%	22.9%		6.0%
Net income attributable to noncontrolling interests	$145	$143	$2	1.4%

(1)Represents our overall weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, premium and deferred financing charges.
(2)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see the "Reconciliations of Non-GAAP measures" section below.
Debt expense
Debt expense for the second quarter of 2025 compared to the first quarter of 2025 increased due to an increase in our long-term debt balance primarily related to the second quarter 2025 issuance of the 6.75% senior notes due 2033 (the 6.75% Senior Notes) and an increase in our weighted average effective interest rate. Debt expense for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 increased primarily due to an increase in our weighted average effective interest rate principally related to the expiration of our 2019 interest rate cap agreements on June 30, 2024, which had lower rates than our currently effective interest rate caps. This change was also driven by an increase in our long-term debt balance primarily related to the second quarter 2025 issuance of the 6.75% Senior Notes and third quarter 2024 issuance of 6.875% senior notes due 2032.
Other loss, net
Other loss for the second quarter of 2025 increased compared to the first quarter of 2025 primarily due to increased equity investment losses at Mozarc Medical Holding LLC (Mozarc) and decreased interest income, partially offset by decreased net losses on other investments. Other loss for the six months ended June 30, 2025 remained relatively flat compared to the six months ended June 30, 2024, primarily driven by increased net losses on investments, offset by decreased equity investment losses at Mozarc and increased interest income.

Effective income tax rate

The effective income tax rate and the effective income tax rate attributable to DaVita Inc. increased for the second quarter of 2025 compared to the first quarter of 2025 primarily due to a write down of a 2014 tax refund claim and benefits recognized in the first quarter of 2025 from stock-based compensation, partially offset by tax benefits related to renewable energy credits purchased in the second quarter.

The effective income tax rate and the effective income tax rate attributable to DaVita Inc. for the six months ended June 30, 2025 increased compared to the six months ended June 30, 2024 primarily due to a write down of a 2014 tax refund claim and a decrease in tax benefits recognized in 2025 related to stock-based compensation and a benefit recognized in 2024 related to a non-taxable non-cash consolidation gain.
Net income attributable to noncontrolling interests
The increase in net income attributable to noncontrolling interests for the second quarter of 2025 from the first quarter of 2025 and for the six months ended June 30, 2025 from the six months ended June 30, 2024 was due to increased profitability at certain U.S. dialysis partnerships.
U.S. dialysis accounts receivable
Our U.S. dialysis accounts receivable balances at June 30, 2025 and December 31, 2024 were $1.838 billion and $1.615 billion, respectively, representing approximately 58 days and 52 days of revenue outstanding (DSO), respectively. The increase in DSO is primarily due to timing of collections, which was driven in part by the disruption to billing and collection systems during the second quarter as a result of the cybersecurity incident. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes from the first quarter of 2025 to the second quarter of 2025 in the carrying amount of accounts receivable outstanding over one year old.

Liquidity and capital resources
The following table summarizes our major sources and uses of cash, cash equivalents and restricted cash:

	Six months ended June 30,		YTD Q2 2025 vs. YTD Q2 2024
	2025	2024	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$507	$606	$(99)	(16.3)%
Non-cash items in net income	459	422	37	8.8%
Other working capital changes	(453)	(353)	(100)	(28.3)%
Other	(9)	(10)	1	10.0%
	$504	$664	$(160)	(24.1)%

Net cash used in investing activities:
Maintenance capital expenditures(1)	$(185)	$(171)	$(14)	(8.2)%
Development capital expenditures(2)	(80)	(74)	(6)	(8.1)%
Acquisition expenditures	(11)	(158)	147	93.0%
Proceeds from sale of self-developed properties	21	9	12	133.3%
Other	25	18	7	38.9%
	$(229)	$(377)	$148	39.3%

Net cash used in financing activities:
Debt issuances, net	$815	$600	$215	35.8%
Deferred and debt-related financing costs	(25)	(20)	(5)	(25.0)%
Distributions to noncontrolling interests	(151)	(107)	(44)	(41.1)%
Contributions from noncontrolling interests	3	8	(5)	(62.5)%
Stock award exercises and other share issuances	(22)	(86)	64	74.4%
Share repurchases	(994)	(613)	(381)	(62.2)%
Other	(4)	(26)	22	84.6%
	$(378)	$(244)	$(134)	(54.9)%

Total number of shares repurchased	6,727	4,774	1,953	40.9%

Free cash flow(3)	$112	$327	$(215)	(65.7)%
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
Consolidated cash flows
Consolidated cash flows from operating activities during the six months ended June 30, 2025 decreased compared to the six months ended June 30, 2024. The decrease was principally due to a decrease in operating results driven by an increase in interest expense combined with an increase in accounts receivable due to delays in collections related to the cybersecurity incident, as described above, and timing in other working capital items.
Free cash flow during the six months ended June 30, 2025 decreased as compared to the six months ended June 30, 2024 primarily due to a decrease in net cash provided by operating activities, as described above, increased distributions to noncontrolling interests and increases in capital expenditures.

Significant sources of cash during the period included the issuance of the 6.75% Senior Notes in the amount of $1,000 million. Significant uses of cash during the six months ended June 30, 2025 included the repayment of $93 million in interest-free funding made available by UnitedHealth Group and its affiliates following the cybersecurity breach that affected Change Healthcare (CHC), a subsidiary of UnitedHealth Group, during the first quarter of 2024, regularly scheduled principal payments under our senior secured credit facilities totaling approximately $59 million on our Term Loan A-1 and $8 million on Term Loan B-1, and additional required payments under other debt arrangements. Additionally, we recognized financing cash outflows of $12 million in deferred financing costs related to the 6.75% Senior Notes transaction, as well as $13 million in cap premium fees for our 2025 forward interest rate cap agreements. In addition, during the six months ended June 30, 2025 we used cash to repurchase 6.7 million shares of our common stock.
By comparison, the same period in 2024 included the extension of the maturity date from August 2026 to May 2031 for a portion of our Term Loan B-1 (the Extended Term Loan B-1 transaction) in the aggregate principal amount of approximately $1,640 million, $393 million, net, of interest-free funding made available by UnitedHealth Group and its affiliates following the cybersecurity breach that affected CHC during the first quarter of 2024 and a net draw of $260 million on our revolving line of credit in the six months ended June 30, 2024. Significant uses of cash during that same period included debt prepayments on Term Loan B-1 of $1,640 million as part of the Extended Term Loan B-1 transaction, and regularly scheduled principal payments under our senior secured credit facilities totaling approximately $16 million on our Term Loan A-1 and $14 million on Term Loan B-1, as well as additional required payments under other debt arrangements. Additionally, we recognized financing cash outflows of $13 million in deferred financing costs and discount related to the Fourth Amendment to the Senior Secured Credit Agreement Extended Term Loan B-1 transaction and $7 million in cap premium fees for our 2024 forward interest cap agreements.
Dialysis center footprint
The table below shows the footprint of our dialysis operations by number of dialysis centers owned or operated:

	U.S.				International
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Number of centers operated at beginning of period	2,661	2,665	2,657	2,675	512	427	509	367
Acquired centers	1	3	2	12	—	23	1	90
Developed centers	3	7	9	9	6	1	6	1
Net change in non-owned managed or administered centers(1)	(1)	—	—	(8)	—	3	4	—
Sold and closed centers(2)	—	(1)	(3)	(9)	(2)	(2)	(4)	(2)
Closed centers(3)	(2)	(2)	(3)	(7)	(3)	—	(3)	(4)
Number of centers operated at end of period	2,662	2,672	2,662	2,672	513	452	513	452

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

Share repurchases
The following table summarizes our common stock repurchases during the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total repurchases(1):	(dollars in millions and shares in thousands, except for per share data)
Shares	3,067	2,655	6,727	4,774
Amount paid(2)	$446	$376	$996	$616
Average paid per share(3)	$144.00	$140.14	$146.69	$127.98

(1)Includes share repurchases from Berkshire Hathaway Inc. pursuant to our previously disclosed share repurchase agreement. See further information regarding these share repurchases in Note 8 to the condensed consolidated financial statements.
(2)Includes commissions and excise tax. The excise tax is recorded as part of the cost basis of treasury shares repurchased and, as such, is included in stockholders’ equity.
(3)Excludes commissions and excise tax.
Available liquidity
As of June 30, 2025, we had undrawn capacity on the revolving line of credit under our senior secured credit facilities of $1.5 billion. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of June 30, 2025. We separately had approximately $159 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
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

	Three months ended June 30, 2025
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$523	$26	$(5)	$36	$57	$(42)	$538
Cybersecurity incident-related charges(1)	13	—	—	—	—	—	13
Adjusted operating income (loss)	$536	$26	$(5)	$36	$57	$(42)	$551

	Three months ended March 31, 2025
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$476	$(29)	$(4)	$30	$(3)	$(34)	$439
Adjusted operating income (loss)	$476	$(29)	$(4)	$30	$(3)	$(34)	$439

	Six months ended June 30, 2025
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$999	$(3)	$(10)	$67	$54	$(76)	$977
Cybersecurity incident-related charges(1)	13	—	—	—	—	—	13
Adjusted operating income (loss)	$1,012	$(3)	$(10)	$67	$54	$(76)	$990

	Six months ended June 30, 2024
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$1,076	$(51)	$(12)	$33	$(30)	$(56)	$990
Gain on changes in ownership interest(2)	(35)	—	—	—	—	—	(35)
Adjusted operating income (loss)	$1,041	$(51)	$(12)	$33	$(30)	$(56)	$955
Certain columns or rows in the above tables may not sum due to the presentation of rounded numbers.

(1)Represents charges recognized to remediate a cybersecurity incident and restore systems during the second quarter of 2025. We have excluded these charges from our non-GAAP metrics as we do not believe they are indicative of our ordinary results of operations. See additional discussion above under the heading "Cybersecurity incident-related charges" within "U.S. dialysis results of operations".
(2)Represents a non-cash gain recognized on the acquisition of a controlling financial interest in a previously nonconsolidated dialysis partnership. See additional discussion above under the heading "Gain on changes in ownership interests" within "U.S. dialysis results of operations". This gain to mark the prior investment in the business to fair value before consolidation does not represent a normal and recurring requirement of operating our business or generating revenues and may obscure analysis of underlying trends and financial performance.

	Three months ended		Six months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
	(dollars in millions)
Income before income taxes	$369	$286	$655	$743
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(76)	(69)	(146)	(144)
Income before income taxes attributable to DaVita Inc.	$293	$217	$510	$599
Income tax expense	$94	$54	$148	$137
Less: Income tax attributable to noncontrolling interests	—	—	—	(1)
Income tax expense attributable to DaVita Inc.	$93	$54	$147	$137
Effective income tax rate on income attributable to DaVita Inc.	31.9%	24.9%	28.9%	22.9%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Six months ended
	June 30, 2025	June 30, 2024
	(dollars in millions)
Net cash provided by operating activities	$504	$664
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Distributions to noncontrolling interests	(151)	(107)
Contributions from noncontrolling interests	3	8
Maintenance capital expenditures	(185)	(171)
Development capital expenditures	(80)	(74)
Proceeds from sale of self-developed properties	21	9
Free cash flow	$112	$327
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
As of June 30, 2025, we have outstanding letters of credit in the aggregate amount of approximately $159 million under a bilateral secured letter of credit facility separate from our senior secured credit facilities.
As of June 30, 2025, we have outstanding purchase agreements with various suppliers to purchase set amounts of dialysis equipment, parts, pharmaceuticals and supplies. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier, as described further in Note 16 to the Company's consolidated financial statements included in our 2024 10-K.
On March 5, 2024, we entered into four separate purchase agreements with Fresenius Medical Care AG and its affiliates to acquire their dialysis service operations in Chile, Ecuador, Colombia and Brazil. The Chile, Ecuador and Colombia transactions closed during 2024. The Brazil transaction closed effective August 1, 2025, as described further in Note 14 to the condensed consolidated financial statements.

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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our CEO and CFO, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On April 12, 2025, we became aware of a cybersecurity incident that encrypted certain elements of our network. See Item 2. Management's Discussion and Analysis - Company Overview - Cybersecurity Incident included in this Quarterly Report on Form 10-Q for additional information. As a result of this cybersecurity incident, we performed certain alternative controls and procedures, and additional compensating controls and tests of controls, in the preparation of our financial and other information included in this report.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during the second quarter of 2025:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
April 1-30, 2025	584	$150.76	584	$1,301,143
May 1-31, 2025	1,146	147.11	1,146	$1,132,566
June 1-30, 2025	1,337	138.39	1,337	$947,536
	3,067	$144.00	3,067

(1)Excludes commissions and excise tax.
As of June 30, 2025, the Company is authorized to make share repurchases pursuant to a September 5, 2024 Board authorization of $2.0 billion. This authorization allows us to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of August 1, 2025, we had approximately $558 million, excluding excise taxes, available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Director and Officer Trading Arrangements
None of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of SEC Regulation S-K) during the quarter ended June 30, 2025.

Item 6.    Exhibits

Exhibit
Number

4.1	Indenture, dated as of May 23, 2025, by and among DaVita Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee. (1)

4.2	Form of 6.750% Senior Notes due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.1). (1)

10.1	Seventh Amendment, dated as of July 17, 2025, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender (including a conformed copy of the Credit Agreement, reflecting all amendments through the Seventh Amendment, attached as Annex A thereto). (2)

31.1	Certification of the Chief Executive Officer, dated August 5, 2025, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 5, 2025, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 5, 2025, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 5, 2025, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Included in this filing.
(1)	Filed on May 23, 2025 as an exhibit to the Company's Current Report on Form 8-K.
(2)	Filed on July 17, 2025 as an exhibit to the Company's Current Report on Form 8-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Chief Accounting Officer*
Date: August 5, 2025

*	Mr. Berry has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.