Form 10-Q
period 2025-09-30
DAVITA INC.
filed 2025-10-29
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of October 28, 2025, the number of shares of the registrant’s common stock outstanding was approximately 70.6 million shares.

DAVITA INC.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Dialysis patient service revenues	$3,298,090	$3,138,561	$9,607,954	$9,141,195
Other revenues	122,137	125,029	415,328	379,672
Total revenues	3,420,227	3,263,590	10,023,282	9,520,867
Operating expenses:
Patient care costs	2,332,759	2,151,875	6,833,959	6,373,150
General and administrative	414,373	393,534	1,201,268	1,123,859
Depreciation and amortization	177,490	187,014	528,645	549,758
Equity investment income, net	(10,162)	(3,711)	(23,135)	(15,874)
Gain on changes in ownership interests	—	—	—	(35,147)
Total operating expenses	2,914,460	2,728,712	8,540,737	7,995,746
Operating income	505,767	534,878	1,482,545	1,525,121
Debt expense	(150,557)	(134,583)	(431,674)	(331,748)
Debt extinguishment and modification costs	(5,150)	(10,081)	(5,150)	(19,813)
Other loss, net	(41,257)	(16,780)	(81,657)	(56,900)
Income before income taxes	308,803	373,434	964,064	1,116,660
Income tax expense	68,554	77,674	216,379	215,168
Net income	240,249	295,760	747,685	901,492
Less: Net income attributable to noncontrolling interests	(89,917)	(81,072)	(235,099)	(224,479)
Net income attributable to DaVita Inc.	$150,332	$214,688	$512,586	$677,013

Earnings per share attributable to DaVita Inc.:
Basic net income	$2.09	$2.56	$6.77	$7.86
Diluted net income	$2.04	$2.50	$6.62	$7.66

Weighted average shares for earnings per share:
Basic shares	72,075	83,721	75,768	86,123
Diluted shares	73,769	85,795	77,442	88,422
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$240,249	$295,760	$747,685	$901,492
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on interest rate cap agreements:
Unrealized losses	(4,418)	(21,576)	(19,358)	(2,340)
Reclassifications of net realized losses (gains) into net income	1,427	(1,870)	4,468	(45,539)
Unrealized gains (losses) on foreign currency translation	24,669	56,202	209,526	(62,371)
Other comprehensive income (loss)	21,678	32,756	194,636	(110,250)
Total comprehensive income	261,927	328,516	942,321	791,242
Less: Comprehensive income attributable to noncontrolling interests	(89,917)	(81,072)	(235,099)	(224,479)
Comprehensive income attributable to DaVita Inc.	$172,010	$247,444	$707,222	$566,763
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$705,960	$794,933
Restricted cash and equivalents	89,454	84,892
Short-term investments	30,524	51,064
Accounts receivable	2,333,319	2,146,975
Inventories	139,092	134,559
Other receivables	521,863	383,166
Prepaid and other current assets	160,968	122,948
Income tax receivable	130,646	27,535
Total current assets	4,111,826	3,746,072
Property and equipment, net of accumulated depreciation of $6,653,987 and $6,262,703, respectively	2,853,343	2,940,916
Operating lease right-of-use assets	2,323,123	2,393,558
Intangible assets, net of accumulated amortization of $34,444 and $32,408, respectively	219,673	197,431
Equity method and other investments	259,436	336,684
Long-term investments	40,134	33,660
Other long-term assets	204,479	261,731
Goodwill	7,543,878	7,375,216
	$17,555,892	$17,285,268
LIABILITIES AND EQUITY
Accounts payable	$655,598	$547,200
Other liabilities	933,985	934,145
Accrued compensation and benefits	851,852	800,484
Current portion of operating lease liabilities	432,015	410,411
Current portion of long-term debt	62,921	270,867
Income tax payable	26,410	10,303
Due to related party	54,347	—
Total current liabilities	3,017,128	2,973,410
Long-term operating lease liabilities	2,099,531	2,209,655
Long-term debt	10,183,863	9,175,903
Other long-term liabilities	172,195	169,588
Deferred income taxes	742,453	665,361
Total liabilities	16,215,170	15,193,917
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,644,954	1,695,483
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 90,811 and 70,977 shares issued and outstanding at September 30, 2025, respectively, and 90,369 and 80,536 shares issued and outstanding at December 31, 2024, respectively)	91	90
Additional paid-in capital	401,785	286,270
Retained earnings	2,047,216	1,534,630
Treasury stock (19,834 and 9,833 shares, respectively)	(2,904,806)	(1,389,072)
Accumulated other comprehensive loss	(116,160)	(310,796)
Total DaVita Inc. shareholders' equity (deficit)	(571,874)	121,122
Noncontrolling interests not subject to put provisions	267,642	274,746
Total equity (deficit)	(304,232)	395,868
	$17,555,892	$17,285,268
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$747,685	$901,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	528,645	549,758
Loss on extinguishment of debt	4,253	12,527
Stock-based compensation expense	101,559	75,392
Deferred income taxes	68,989	(53,713)
Equity investment loss, net	91,532	91,100
Gain on changes in ownership interests	—	(35,147)
Other non-cash losses	11,522	24,159
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(144,688)	(175,643)
Inventories	913	20,495
Other current assets	(153,428)	72,477
Other long-term assets	(21)	(12,858)
Accounts payable	97,879	(43,414)
Accrued compensation and benefits	19,279	27,314
Other current liabilities	16,462	35,646
Income taxes	(30,635)	(7,528)
Other long-term liabilities	(14,172)	(7,646)
Net cash provided by operating activities	1,345,774	1,474,411
Cash flows from investing activities:
Additions of property and equipment	(430,434)	(384,786)
Acquisitions	(118,337)	(161,210)
Proceeds from asset and business sales	32,337	17,937
Purchase of debt investments held-to-maturity	(15,842)	(15,319)
Purchase of other debt and equity investments	(3,352)	(8,784)
Proceeds from debt investments held-to-maturity	38,051	22,092
Proceeds from sale of other debt and equity investments	6,706	4,558
Purchase of equity method investments	(2,466)	(4,497)
Distributions from equity method investments	1,514	6,554
Net cash used in investing activities	(491,823)	(523,455)
Cash flows from financing activities:
Borrowings	4,672,170	6,623,634
Payments on long-term debt	(3,880,721)	(5,437,907)
Deferred and debt related financing costs	(26,416)	(46,011)
Purchase of treasury stock from related party	(430,286)	—
Other purchases of treasury stock	(1,033,887)	(1,020,550)
Distributions to noncontrolling interests	(232,721)	(229,236)
Net proceeds from issuance of common stock under employee stock plans	17,583	15,204
Payment of tax withholdings on net share settlements of equity awards	(33,764)	(127,700)
Contributions from noncontrolling interests	3,999	10,623
Proceeds from sales of additional noncontrolling interests	169	860
Purchases of noncontrolling interests	(16,385)	(40,751)
Net cash used in financing activities	(960,259)	(251,834)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21,897	(5,112)
Net (decrease) increase in cash, cash equivalents and restricted cash	(84,411)	694,010
Cash, cash equivalents and restricted cash at beginning of the year	879,825	464,634
Cash, cash equivalents and restricted cash at end of the period	$795,414	$1,158,644
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended September 30, 2025
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity (deficit)								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at June 30, 2025	$1,660,990	90,777	$91	$356,884	$1,896,884	(16,560)	$(2,485,654)	$(137,838)	$(369,633)	$261,666
Comprehensive income:
Net income	57,407				150,332				150,332	32,510
Other comprehensive income								21,678	21,678
Stock award plan		34		(3,288)					(3,288)
Stock-settled stock-based compensation expense				38,721					38,721
Changes in noncontrolling interest from:
Distributions	(54,367)									(27,267)
Contributions	688									733
Partial purchases	(7,586)			(2,710)					(2,710)
Fair value remeasurements	(12,178)			12,178					12,178
Purchase of treasury stock						(3,274)	(465,141)		(465,141)
Share purchase obligation							45,989		45,989
Balance at September 30, 2025	$1,644,954	90,811	$91	$401,785	$2,047,216	(19,834)	$(2,904,806)	$(116,160)	$(571,874)	$267,642

	Nine months ended September 30, 2025
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity (deficit)								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2024	$1,695,483	90,369	$90	$286,270	$1,534,630	(9,833)	$(1,389,072)	$(310,796)	$121,122	$274,746
Comprehensive income:
Net income	157,031				512,586				512,586	78,068
Other comprehensive income								194,636	194,636
Stock award plan		442	1	(33,765)					(33,764)
Stock-settled stock-based compensation expense				100,575					100,575
Changes in noncontrolling interest from:
Distributions	(150,954)									(81,767)
Contributions	3,048									951
Acquisitions and divestitures	4,545			(15)					(15)	(4,356)
Partial purchases	(13,451)			(2,028)					(2,028)
Fair value remeasurements	(50,748)			50,748					50,748
Purchase of treasury stock						(10,001)	(1,461,387)		(1,461,387)
Share purchase obligation							(54,347)		(54,347)
Balance at September 30, 2025	$1,644,954	90,811	$91	$401,785	$2,047,216	(19,834)	$(2,904,806)	$(116,160)	$(571,874)	$267,642

	Three months ended September 30, 2024
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss	Total
		Shares	Amount			Shares	Amount
Balance at June 30, 2024	$1,574,840	89,855	$90	$383,235	$1,060,613	(4,774)	$(615,948)	$(195,090)	$632,900	$217,116
Comprehensive income:
Net income	56,417				214,688				214,688	24,655
Other comprehensive Income								32,756	32,756
Stock award plan		277		(34,002)					(34,002)
Stock-settled stock-based compensation expense				25,359					25,359
Changes in noncontrolling interest from:
Distributions	(79,621)									(42,405)
Contributions	2,420									582
Fair value remeasurements	78,955			(78,955)					(78,955)
Purchase of treasury stock						(2,734)	(406,031)		(406,031)
Balance at September 30, 2024	$1,633,011	90,132	$90	$295,637	$1,275,301	(7,508)	$(1,021,979)	$(162,334)	$386,715	$199,948

	Nine months ended September 30, 2024
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss	Total
		Shares	Amount			Shares	Amount
Balance at December 31, 2023	$1,499,288	88,824	$89	$509,804	$598,288	—	$—	$(52,084)	$1,056,097	$187,965
Comprehensive income:
Net income	158,475				677,013				677,013	66,004
Other comprehensive loss								(110,250)	(110,250)
Stock award plan		1,308	1	(127,701)					(127,700)
Stock-settled stock-based compensation expense				72,122					72,122
Changes in noncontrolling interest from:
Distributions	(152,702)									(76,534)
Contributions	8,548									2,075
Acquisitions and divestitures				491					491	20,438
Partial purchases	(36,499)			(3,178)					(3,178)
Fair value remeasurements	155,901			(155,901)					(155,901)
Purchase of treasury stock						(7,508)	(1,021,979)		(1,021,979)
Balance at September 30, 2024	$1,633,011	90,132	$90	$295,637	$1,275,301	(7,508)	$(1,021,979)	$(162,334)	$386,715	$199,948
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
2.     Revenue recognition
The following tables summarize the Company's segment revenues by primary payor source:

	Three months ended September 30, 2025			Three months ended September 30, 2024
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,715,224	$	$1,715,224	$1,641,645	$	$1,641,645
Medicaid and Managed Medicaid	214,658		214,658	216,664		216,664
Other government	86,996	237,627	324,623	86,680	196,257	282,937
Commercial	956,887	98,630	1,055,517	954,807	58,648	1,013,455
Other revenues:
Medicare and Medicare Advantage		85,877	85,877		104,217	104,217
Medicaid and Managed Medicaid		—	—		(25)	(25)
Commercial		3,762	3,762		3,735	3,735
Other(1)	6,275	28,994	35,269	6,204	13,496	19,700
Eliminations of intersegment revenues	(11,932)	(2,771)	(14,703)	(16,140)	(2,598)	(18,738)
Total	$2,968,108	$452,119	$3,420,227	$2,889,860	$373,730	$3,263,590

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$4,983,850	$	$4,983,850	$4,760,340	$	$4,760,340
Medicaid and Managed Medicaid	638,865		638,865	641,738		641,738
Other government	246,846	672,928	919,774	249,605	518,565	768,170
Commercial	2,828,790	277,057	3,105,847	2,833,263	191,212	3,024,475
Other revenues:
Medicare and Medicare Advantage		324,981	324,981		304,760	304,760
Medicaid and Managed Medicaid		2	2		816	816
Commercial		14,786	14,786		20,875	20,875
Other(1)	18,248	65,647	83,895	18,224	44,165	62,389
Eliminations of intersegment revenues	(40,382)	(8,336)	(48,718)	(53,528)	(9,168)	(62,696)
Total	$8,676,217	$1,347,065	$10,023,282	$8,449,642	$1,071,225	$9,520,867

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
For its IKC business, the Company recognized revenues for performance obligations satisfied in previous years of $103,741 and $58,403 during the nine months ended September 30, 2025 and 2024, respectively. The delay in recognition of these amounts resulted predominantly from measurement limitations and recognition constraints on the Company's VBC contracts with health plans, many of which are complex. Recognition of revenue from the Company's government Comprehensive Kidney Care Contracting (CKCC) program also has certain constraints for plan years 2024 and 2025.
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
Customer contract assets. Customer contract assets include IKC risk-based revenues accrued for performance periods not completed or for which consideration earned has not yet been finally determined as well as Medicare bad debt claims. The

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

carrying value of customer contract assets, which are included in other receivables on the Company’s consolidated balance sheet, was $302,177 and $251,071 as of September 30, 2025 and December 31, 2024, respectively.
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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income attributable to DaVita Inc.	$150,332	$214,688	$512,586	$677,013
Weighted average shares outstanding:
Basic shares	72,075	83,721	75,768	86,123
Assumed incremental from stock plans	1,694	2,074	1,674	2,299
Diluted shares	73,769	85,795	77,442	88,422
Basic net income per share attributable to DaVita Inc.	$2.09	$2.56	$6.77	$7.86
Diluted net income per share attributable to DaVita Inc.	$2.04	$2.50	$6.62	$7.66

Anti-dilutive stock-settled awards excluded from calculation(1)	98	11	184	135

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
4.     Short-term and long-term investments
The Company’s short-term and long-term investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	September 30, 2025			December 31, 2024
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit, bonds and other	$30,836	$—	$30,836	$44,158	$—	$44,158
Investments in mutual funds and common stocks	—	39,822	39,822	—	40,566	40,566
	$30,836	$39,822	$70,658	$44,158	$40,566	$84,724
Short-term investments	$26,324	$4,200	$30,524	$44,158	$6,906	$51,064
Long-term investments	4,512	35,622	40,134	—	33,660	33,660
	$30,836	$39,822	$70,658	$44,158	$40,566	$84,724
Debt securities. The Company's short-term debt investments are principally bank certificates of deposit and international sovereign bonds, each with contractual maturities longer than three months but shorter than one year. The Company's long-term debt investments are international sovereign bonds with contractual maturities longer than one year. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximated their fair values at September 30, 2025 and December 31, 2024.
Equity securities. Substantially all of the Company's short-term and long-term equity investments are held within a trust to fund existing obligations associated with the Company’s non-qualified deferred compensation plans.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

5.     Goodwill
Changes in the carrying value of goodwill by reportable segment were as follows:

	U.S. dialysis	Other — Ancillary services	Consolidated
Balance at December 31, 2023	$6,416,825	$695,735	$7,112,560
Acquisitions	102,082	246,987	349,069
Divestitures	(1,687)	(1,506)	(3,193)
Foreign currency and other adjustments	—	(83,220)	(83,220)
Balance at December 31, 2024	6,517,220	857,996	7,375,216
Acquisitions	5,384	63,379	68,763
Foreign currency and other adjustments	—	99,899	99,899
Balance at September 30, 2025	$6,522,604	$1,021,274	$7,543,878

Balance at September 30, 2025:
Goodwill	$6,522,604	$1,177,868	$7,700,472
Accumulated impairment charges	—	(156,594)	(156,594)
	$6,522,604	$1,021,274	$7,543,878
The Company did not recognize any goodwill impairment charges during the nine months ended September 30, 2025 and 2024.
The Company performed various annual impairment assessments during the nine months ended September 30, 2025, with no impairment indicated. None of the Company's various reporting units were considered at risk of significant goodwill impairment as of September 30, 2025.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

6.     Long-term debt
Long-term debt comprised the following:

				As of September 30, 2025
	September 30, 2025	December 31, 2024	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A-1(2)	$1,949,840	$2,259,295	4/28/2028	Base + 1.75%	$1,947,402
Term Loan B-1(3)	—	1,636,150	5/9/2031		$—
Term Loan B-2	1,873,254	—	5/9/2031	SOFR + 1.75%	$1,877,937
Revolving line of credit(2)	—	—	4/28/2028	Base + 1.75%	$—
Senior Notes:
4.625% Senior Notes	2,750,000	2,750,000	6/1/2030	4.625%	$2,629,688
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,376,250
6.875% Senior Notes	1,000,000	1,000,000	9/1/2032	6.875%	$1,033,750
6.75% Senior Notes	1,000,000	—	7/15/2033	6.75%	$1,031,250
Acquisition obligations and other notes payable(4)	43,088	56,483	2025-2038	5.01%	$43,088
Financing lease obligations(5)	193,383	216,401	2026-2039	4.47%
CHC temporary funding assistance	—	92,777			$—
Total debt principal outstanding	10,309,565	9,511,106
Discount, premium and deferred financing costs(6)	(62,781)	(64,336)
	10,246,784	9,446,770
Less current portion	(62,921)	(270,867)
	$10,183,863	$9,175,903

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
(2)The Company's senior secured credit facilities bear interest at the secured overnight financing rate that is published by CME Group Benchmark Administration Limited (Term SOFR), plus an interest rate margin, with certain portions also subject to a credit spread adjustment (CSA). Term SOFR plus CSA is referred to as "Base" in the table above. The Term Loan A-1 and revolving line of credit bear a CSA of 0.10%.
(3)At June 30, 2025, the interest rate on the Company's then-existing Term Loan B-1 was Term SOFR plus an interest rate margin of 2.00%.
(4)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and variable interest rate components in effect as of September 30, 2025.
(5)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.
(6)As of September 30, 2025, the carrying amount of the Company's senior secured credit facilities has been reduced by a discount of $5,491 and deferred financing costs of $21,564, and the carrying amount of the Company's senior notes has been reduced by deferred financing costs of $44,547 and increased by a debt premium of $8,821. As of December 31, 2024, the carrying amount of the Company's senior secured credit facilities was reduced by a discount of $8,084 and deferred financing costs of $28,879, and the carrying amount of the Company's senior notes was reduced by deferred financing costs of $37,612 and increased by a debt premium of $10,239.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at September 30, 2025 were as follows:

2025 (remainder of the year)	$18,224
2026	$58,588
2027	$134,486
2028	$1,932,075
2029	$41,507
2030	$2,785,834
Thereafter	$5,338,851
On May 23, 2025, the Company issued $1,000,000 aggregate principal amount of 6.75% senior notes due 2033 (the 6.75% Senior Notes) in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 6.75% Senior Notes pay interest on January 15 and July 15 of each year beginning January 15, 2026 and mature on July 15, 2033. The 6.75% Senior Notes are unsecured senior obligations and rank equally in right of payment with the Company's existing and future unsecured senior indebtedness. The 6.75% Senior Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee its senior secured credit facilities. The Company may redeem up to 40% of the aggregate principal amount of the 6.75% Senior Notes at any time prior to July 15, 2028 at 106.75% of the aggregate principal amount from the net cash proceeds of one or more equity offerings, plus accrued and unpaid interest. On and after July 15, 2028, the Company may, at its option, redeem the 6.75% Senior Notes, in whole or from time to time in part, at certain redemption prices specified in the indenture governing the 6.75% Senior Notes, plus accrued and unpaid interest. If the Company experiences certain change of control events, the Company must offer to repurchase all of the 6.75% Senior Notes (unless otherwise redeemed) at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The 6.75% Senior Notes contain restrictive covenants that limit the ability of the Company and the subsidiary guarantors of the 6.75% Senior Notes to, among other things and subject to certain exceptions and qualifications, create certain liens, enter into certain sale/leaseback transactions, or merge with or into, or convey, transfer or lease all or substantially all of their assets. The 6.75% Senior Notes and related subsidiary guarantees do not have any registration or similar rights and are not expected to be registered or listed on any securities exchange. As of September 30, 2025, the Company incurred $12,141 in fees and other professional expenses associated with this transaction that were capitalized and will amortize over the term of the 6.75% Senior Notes.
On July 17, 2025 (Seventh Amendment Effective Date), the Company entered into the Seventh Amendment (the Seventh Amendment) to its senior secured credit agreement dated as of August 12, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the Credit Agreement). The Seventh Amendment modified the Credit Agreement to, among other things, refinance the Company's Term Loan B-1 with a repriced Term Loan B-2 facility in the aggregate principal amount of $1,877,949, which includes an incremental borrowing of Tranche B-2 term loans of $250,000. The Company used the incremental proceeds of $250,000 from the Term Loan B-2 to prepay a proportionate amount of the principal balance outstanding on its Term Loan A-1.
The Term Loan B-2 bears interest, at the Company’s option, based on (i) the Base Rate (as defined below) plus the Applicable Margin (as defined below), or (ii) the forward-looking term rate based on Term SOFR plus the Applicable Margin. The “Base Rate” is defined as the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (ii) the prime commercial lending rate of Wells Fargo as established from time to time and (iii) Term SOFR for an interest period of one month plus 1.00%; provided that if Term SOFR or the Base Rate is less than 0.00% such rate shall be deemed to be 0.00% for purposes of the Credit Agreement. The “Applicable Margin” for the Term Loan B-2 is 1.75% in the case of Term SOFR loans, and 0.75% in the case of Base Rate loans. The Credit Agreement, as amended, continues to include customary affirmative and negative covenants and events of default for financings of this type. The Term Loan B-2 requires quarterly principal payments that began on September 30, 2025 of 0.25% of the aggregate principal amount of the Term Loan B-2 outstanding on the Seventh Amendment Effective Date, with the balance due on May 9, 2031.
As a result of the Seventh Amendment transaction described above, the Company recognized debt extinguishment and modification costs of $5,150 in the third quarter of 2025 composed partially of fees incurred for this transaction and partially of deferred financing costs and original issue discount written off for the extinguishment of Term Loan B-1 and partial repayment of Term Loan A-1. For the portion of the debt that was considered extinguished and reborrowed, the Company recognized constructive financing cash outflows and financing cash inflows on the statement of cash flows of $57,090 and $306,246 for the

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Term Loan B-2, respectively, and constructive financing cash outflows of $250,000 for the prepayment of a portion of Term Loan A-1, even though no funds were actually paid or received. Another $314,790 of the debt considered extinguished related to the Term Loan B-2 represented a non-cash financing activity.
In addition to the prepayments described above, during the first nine months of 2025, the Company made regularly scheduled principal payments under its senior secured credit facilities totaling $59,455 on Term Loan A-1, $8,201 on Term Loan B-1 and $4,695 on Term Loan B-2.
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
As of September 30, 2025, the effective portion of the Company's interest rate cap agreements, as detailed in the table below, have the economic effect of capping the Company's maximum exposure to SOFR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-2 and a portion of Term Loan A-1. The remaining $323,094 outstanding principal balance of Term Loan A-1 is subject to SOFR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.
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
The following table summarizes the Company’s interest rate cap agreements outstanding as of September 30, 2025:

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The fair value of the Company's interest rate cap agreements, which are classified in other long-term assets on its consolidated balance sheet, was $8,073 and $30,062 as of September 30, 2025 and December 31, 2024, respectively.
See Note 9 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense (offset) related to the Company’s interest rate cap agreements for the three and nine months ended September 30, 2025 and 2024.
As a result of the variable rate cap from the Company's 2023 interest rate cap agreements, the Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the third quarter of 2025 was 6.51%, based on the current margins in effect for its senior secured credit facilities as of September 30, 2025, as detailed in the table above.
The Company’s weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, premium and deferred financing costs, for the three and nine months ended September 30, 2025 was 5.70% and 5.67%, respectively, and as of September 30, 2025 was 5.70%.
As of September 30, 2025, the Company’s interest rates were fixed and economically fixed on approximately 63% and 97% of its total debt, respectively.
As of September 30, 2025, the Company had an undrawn revolving line of credit under its senior secured credit facilities of $1,500,000. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding under the facility, of which there were none as of September 30, 2025. The Company also had letters of credit of approximately $175,104 outstanding under a separate bilateral secured letter of credit facility as of September 30, 2025.
7.    Commitments and contingencies
The Company operates in a highly regulated industry and is a party to, or has the potential to be a party to, various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of September 30, 2025 and December 31, 2024, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
Other Proceedings
2021 Antitrust Indictment and Putative Class Action Suit: On July 14, 2021, an indictment was returned by a grand jury in the U.S. District Court, District of Colorado against the Company and its former chief executive officer in the matter of U.S. v. DaVita Inc., et al. alleging that purported agreements entered into by DaVita's former chief executive officer not to solicit senior-level employees violated Section 1 of the Sherman Act. On April 15, 2022, a jury returned a verdict in the Company’s favor, acquitting both the Company and its former chief executive officer on all counts. On April 20, 2022, the court entered judgments of acquittal and closed the case. On August 9, 2021, DaVita Inc. and its former chief executive officer were added as defendants in a consolidated putative class action complaint in the matter of In re Outpatient Medical Center Employee Antitrust Litigation in the U.S. District Court, Northern District of Illinois. This class action complaint asserts that the defendants violated Section 1 of the Sherman Act and seeks to bring an action on behalf of certain groups of individuals employed by the Company. On October 27, 2024, the plaintiffs filed a Third Amended Complaint, seeking to bring an action on behalf of certain groups of individuals employed by the Company between March 2008 and January 2021, to which the Company responded on December 20, 2024. On September 15, 2025, the plaintiffs filed a motion to certify the class. The

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Company disputes the allegations in the class action complaint and the motion to certify the class, as well as the asserted violations of the Sherman Act, and intends to defend this action accordingly.
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
Other Commitments
The Company also has certain potential commitments to provide working capital funding or other financing, if necessary, to certain nonconsolidated businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $8,561.
8.    Shareholders' equity
Stock-based compensation
During the nine months ended September 30, 2025, the Company granted 793 stock-settled restricted and performance stock units with an aggregate grant-date fair value of $114,380. Additionally, the Company granted 96 stock-settled stock appreciation rights with an aggregate grant-date fair value of $4,960.
As of September 30, 2025, the Company had $156,908 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.3 years.
Share repurchases
The following table summarizes the Company's common stock repurchases during the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Shares repurchased	Amount paid(1)	Average amount(2)	Shares repurchased	Amount paid(1)	Average amount(2)
Open market repurchases	1,638	$232,816	$140.73	7,016	$1,026,798	$144.96
Berkshire repurchases	1,636	232,325	140.61	2,985	434,589	144.15
	3,274	$465,141	$140.67	10,001	$1,461,387	$144.72

(1)Includes commissions and excise tax. The excise tax is recorded as part of the cost basis of treasury shares repurchased and, as such, is included in stockholders’ equity.
(2)Excludes commissions and excise tax.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

As of September 5, 2024, the Company's board of directors (the Board) authorized a share repurchase plan of $2,000,000. Effective August 21, 2025, the Board increased the authorization under the existing share repurchase plan by $2,000,000 in additional repurchasing authority. These authorizations allow the Company to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
Berkshire share repurchase agreement
Pursuant to the April 30, 2024 share repurchase agreement with Berkshire Hathaway Inc. on behalf of itself and its affiliates (collectively, Berkshire), the Company had a repurchase obligation at September 30, 2025 to purchase shares from Berkshire for $54,347 in the aggregate, recorded as a payable and classified as Due to related party on the Company's consolidated balance sheet. On October 27, 2025, the Company settled the Berkshire repurchase obligation in total for 402 shares of common stock for $54,347, at an average price paid of $135.36 per share, both excluding associated excise tax.
See Note 18 to the Company's consolidated financial statements included in the 2024 10-K for further discussion of the Company’s relationship with Berkshire and the share repurchase agreement.
As of October 28, 2025, the Company has a total of $2,432,597, excluding excise taxes, available under current authorizations for additional share repurchases. Although these share repurchase authorizations do not have an expiration date, the Company remains subject to share repurchase limitations, including under the terms of its senior secured credit facilities.
9.     Accumulated other comprehensive loss

	Three months ended September 30, 2025				Nine months ended September 30, 2025
	Defined benefit pension plan	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Defined benefit pension plan	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$46	$(20,456)	$(117,428)	$(137,838)	$46	$(8,557)	$(302,285)	$(310,796)
Unrealized (losses) gains	—	(5,886)	24,669	18,783	—	(25,792)	209,526	183,734
Related income tax	—	1,468	—	1,468	—	6,434	—	6,434
	—	(4,418)	24,669	20,251	—	(19,358)	209,526	190,168
Reclassification into net income	—	1,901	—	1,901	—	5,953	—	5,953
Related income tax	—	(474)	—	(474)	—	(1,485)	—	(1,485)
	—	1,427	—	1,427	—	4,468	—	4,468
Ending balance	$46	$(23,447)	$(92,759)	$(116,160)	$46	$(23,447)	$(92,759)	$(116,160)

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$3,420	$(198,510)	$(195,090)	$27,853	$(79,937)	$(52,084)
Unrealized (losses) gains	(28,748)	56,202	27,454	(3,116)	(62,371)	(65,487)
Related income tax	7,172	—	7,172	776	—	776
	(21,576)	56,202	34,626	(2,340)	(62,371)	(64,711)
Reclassification into net income	(2,493)	—	(2,493)	(60,679)	—	(60,679)
Related income tax	623	—	623	15,140	—	15,140
	(1,870)	—	(1,870)	(45,539)	—	(45,539)
Ending balance	$(20,026)	$(142,308)	$(162,334)	$(20,026)	$(142,308)	$(162,334)
The interest rate cap agreement net realized (losses) gains reclassified into net income are recorded as debt expense in the corresponding consolidated statements of income. See Note 6 for further details.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

10.     Acquisitions
Effective August 1, 2025, the Company acquired the dialysis operations of Fresenius Medical Care AG and its affiliates in Brazil for initial aggregate consideration paid of $94,282. During the nine months ended September 30, 2025, the Company also acquired other dialysis and related businesses for consideration paid in cash.
Aggregate consideration for all acquisitions during the nine months ended September 30, 2025 are as follows:

Nine months ended September 30, 2025
Cash paid	$120,225
Contingent purchase price adjustments and liabilities assumed	(12,210)
Aggregate consideration	$108,015

Number of dialysis centers acquired — U.S.	2
Number of dialysis centers acquired — International	59
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
The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of noncontrolling interests assumed in these transactions:

Nine months ended September 30, 2025
Cash	$1,888
Other current assets	20,398
Property and equipment	17,983
Right-of-use lease assets and other long-term assets	35,943
Indefinite-lived licenses	6,226
Goodwill	68,763
Liabilities assumed	(43,003)
Noncontrolling interests assumed	(183)
$108,015
The amount of goodwill related to these acquisitions recognized or adjusted during the nine months ended September 30, 2025 that is deductible for local tax purposes was $7,439.
11.    Variable interest entities (VIEs)
At September 30, 2025, these condensed consolidated financial statements include total assets of VIEs of $565,428 and total liabilities and noncontrolling interests of VIEs to third parties of $236,449. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 22 to the Company's consolidated financial statements included in the 2024 10-K.

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
The following table summarizes the Company’s assets, liabilities and temporary equities measured at fair value on a recurring basis as of September 30, 2025:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$39,822	$39,822
Interest rate cap agreements	$8,073		$8,073
Liabilities
Contingent earn-out obligations for acquisitions	$9,548			$9,548
Temporary equity
Noncontrolling interests subject to put provisions	$1,644,954			$1,644,954
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
As of September 30, 2025, the Company had contingent earn-out obligations associated with business acquisitions that could result in the Company paying the former owners a total of up to approximately $20,978 if certain performance targets or quality margins are met over the next one year to five years. The estimated fair value measurements of these contingent earn-out obligations are primarily based on unobservable inputs, including key financial metrics such as projected earnings before interest, taxes, depreciation, and amortization (EBITDA), revenue and other key performance indicators. The estimated fair values of these contingent earn-out obligations are remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company's credit risk adjusted rate that is used to discount obligations to present value.
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of September 30, 2025, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $220,000. See Notes 16 and 23 to the Company's consolidated financial statements included in the 2024 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

obligations. For a reconciliation of changes in noncontrolling interests subject to put provisions for the three and nine months ended September 30, 2025, see the consolidated statements of equity.
The Company's fair value estimates for its senior secured credit facilities are based upon quoted bid and ask prices for these instruments, a level 2 input. For the Company's senior notes, fair value estimates are based on market level 1 inputs. See Note 6 for further discussion of the Company's debt.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, investments in debt securities, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in these condensed consolidated financial statements at September 30, 2025 at their approximate fair values due to the short-term nature of their settlements.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin, and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Segment revenues:
U.S. dialysis
Patient service revenues:
External sources	$2,961,833	$2,883,656	$8,657,969	$8,431,418
Intersegment revenues	11,932	16,140	40,382	53,528
U.S. dialysis patient service revenues	2,973,765	2,899,796	8,698,351	8,484,946
Other revenues
External sources	6,275	6,204	18,248	18,224
Total U.S. dialysis revenues	2,980,040	2,906,000	8,716,599	8,503,170
Other—Ancillary services
Patient service revenues	336,257	254,905	949,985	709,777
Other external sources	115,862	118,825	397,080	361,448
Intersegment revenues	2,771	2,598	8,336	9,168
Total ancillary services	454,890	376,328	1,355,401	1,080,393
Total net segment revenues	3,434,930	3,282,328	10,072,000	9,583,563
Elimination of intersegment revenues	(14,703)	(18,738)	(48,718)	(62,696)
Consolidated revenues	$3,420,227	$3,263,590	$10,023,282	$9,520,867
Significant segment expenses:
U.S. dialysis
Patient care costs	$1,981,180	$1,892,552	$5,823,070	$5,571,672
General and administrative	322,355	301,424	917,124	857,781
Depreciation and amortization	156,242	170,543	469,923	503,805
Other segment items(1)	(9,850)	(7,995)	(22,247)	(55,487)
U.S. dialysis segment expenses	2,449,927	2,356,524	7,187,870	6,877,771
Other - Ancillary services expenses(2)	453,671	362,422	1,300,276	1,096,581
Segment operating margin:
U.S. dialysis	530,113	549,476	1,528,729	1,625,399
Other—Ancillary services	1,219	13,906	55,125	(16,188)
Total segment operating margin	531,332	563,382	1,583,854	1,609,211
Reconciliation of segment operating income to consolidated income before income taxes:
Corporate administrative support	(25,565)	(28,504)	(101,309)	(84,090)
Consolidated operating income	505,767	534,878	1,482,545	1,525,121
Debt expense	(150,557)	(134,583)	(431,674)	(331,748)
Debt extinguishment and modification costs	(5,150)	(10,081)	(5,150)	(19,813)
Other loss, net	(41,257)	(16,780)	(81,657)	(56,900)
Income from continuing operations before income taxes	$308,803	$373,434	$964,064	$1,116,660

(1)Other segment items for the Company's U.S. dialysis segment include equity income from nonconsolidated joint ventures for all periods presented and a gain on changes in ownership interests for the nine months ended September 30, 2024.
(2)Includes depreciation and amortization of $21,249 and $16,471 for the three months ended September 30, 2025 and 2024, respectively, and $58,723 and $45,953 for the nine months ended September 30, 2025 and 2024, respectively.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Expenditures for property and equipment by reportable segment were as follows:

	Nine months ended September 30,
	2025	2024
U.S. dialysis	$349,646	$331,031
Other—Ancillary services	80,788	53,755
	$430,434	$384,786

14.    New accounting standards
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
In September 2025, the Financial Accounting Standards Board issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use software (Subtopic 350-40), which requires capitalization of software costs when management has authorized and committed to funding a software project and it is probable that the project will be completed and used as intended. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The amendments in the ASU may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently assessing the effect this guidance may have on its consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, statements about our balance sheet and liquidity, our expenses, revenues, billings and collections, patient census, the impact of the cybersecurity incident experienced by the Company in 2025, the potential impact of the federal government shutdown and the One Big Beautiful Bill Act (OBBBA) on our business, including with respect to federal funding of Medicaid and other government programs, availability or cost of supplies, including without limitation the impact of evolving trade policies and tariffs and any reduction in clinical and other supplies due to any disruptions experienced by third party vendors, including with respect to our ability to provide home dialysis services, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, including potential impacts to such mix as a result of the federal government shutdown or U.S. administration policies, current macroeconomic, marketplace and labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, capital allocation plans, expenses, cost saving initiatives, other strategic initiatives, use of contract labor, government and commercial payment rates, expectations related to value-based care (VBC), integrated kidney care (IKC), Medicare Advantage (MA) plan enrollment and our international operations, expectations regarding increased competition and marketplace changes, including those related to new or potential entrants in the dialysis and pre-dialysis marketplace and the potential impact of innovative technologies, drugs, or other treatments on the dialysis industry, and expectations regarding our share repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," "could," "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•external conditions, including those related to general economic, marketplace and global health conditions, including without limitation, the impact of global events and political or governmental volatility; the impact of the domestic political environment and related developments on the current healthcare marketplace, our patients and on our business; the continuing impact of infectious diseases on our financial condition and the chronic kidney disease (CKD) population and our patient population; supply chain challenges and disruptions, including without limitation with respect to certain key services, critical clinical supplies and equipment we obtain from third parties, and including any impacts on our supply chain and cost of supplies as a result of natural disasters or evolving trade policies, including tariffs; the potential impact on our patients and industry of new or potential entrants in the dialysis and pre-dialysis marketplace and innovative technologies, drugs, or other treatments, including our ability to successfully implement new technologies or treatments in our business; elevated teammate turnover or labor costs; the impact of continued increased competition from dialysis providers and others; and our ability to respond to challenging U.S. and global economic and marketplace conditions, including, among other things, our ability to successfully identify cost saving opportunities;
•the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates; a reduction in the number or percentage of our patients under commercial plans, including, without limitation, as a result of healthcare, immigration or other policies implemented by the U.S. administration, continuing legislative efforts to restrict or prohibit the use and/or availability of charitable premium assistance, or as a result of payors implementing restrictive plan designs;
•risks arising from potential changes in or new laws, regulations or requirements applicable to us, including, without limitation, the federal government shutdown, OBBBA and those related to trade policy, healthcare, privacy, antitrust matters, and acquisition, merger, joint venture or similar transactions and/or labor matters, and potential impacts of changes in interpretation or enforcement thereof or related litigation impacting, among other things, coverage or reimbursement rates for our services or the number of patients enrolled in or that select higher-paying commercial plans, and the risk that we make incorrect assumptions about how our patients will respond to any such developments;
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
•noncompliance by us or our business associates with any privacy or security laws or any security breach by us or a third party, such as the cybersecurity incident experienced by the Company in 2025, including, among other things, any such non-compliance or breach involving the misappropriation, loss or other unauthorized use or disclosure of confidential information;
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
•the variability of our cash flows, including, without limitation, any extended billing or collections cycles including, without limitation, due to defects or operational issues in our billing systems, the impact of the cybersecurity incident experienced by the Company in 2025 or defects or operational issues in the billing systems or services of third parties on which we rely; the risk that we may not be able to generate or access sufficient cash in the future to service our indebtedness or to fund our other liquidity needs;
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
We assess our revenue and operating performance for our U.S. dialysis business based upon several principal metrics including, among others, treatment volume, revenue per treatment and patient care costs. Each of these metrics may be impacted by a number of factors that change from period to period and over time. For example, treatment volumes may be impacted by, among other things, mortality levels, missed treatment rates and admission rates. Revenue per treatment may be impacted by, among other things, rate changes, mix of patients with commercial plans and government programs as primary payor, timing of collections and seasonal factors such as patients meeting health plan co-insurance and deductibles. Patient care costs may be impacted by, among other things, labor market conditions and cost trends in pharmaceuticals and other medical supplies. We have set forth a discussion of such factors below, and we believe that information related to changes in these metrics from period to period allows investors to assess the performance of the business.
External Conditions
Developments in external conditions, including those related to general economic, marketplace, environmental and global health conditions, have directly and indirectly impacted the Company and in the future could have a material adverse impact on our patients, teammates, physician partners, suppliers, business, operations, reputation, financial condition, results of operations, share price, cash flows and/or liquidity. Many of these external factors and conditions are interrelated, including, among other things, inflation, interest rate volatility and other economic conditions, labor market conditions, wage pressures, the increased mortality rates of our patients and other ESKD or chronic kidney disease (CKD) patients, supply chain challenges and the potential impact and application of innovative technologies, drugs or other treatments. Certain of these impacts could be further intensified by: concurrent global events that have continued to drive sociopolitical, geopolitical and economic uncertainty; severe weather events and other natural disasters; the impact of healthcare, immigration, trade and other policies implemented by the U.S. administration; and the impact of the ongoing federal government shutdown as further described below. For additional discussion of general economic, marketplace and global health conditions that could impact our business, see Part I Item 1. "Business" and Part I Item 1A. "Risk Factors" in our 2024 10-K.
In the third quarter of 2025, treatment per day volumes slightly decreased compared to the second quarter. For the full year to date, we have experienced a negative impact on revenue and treatment volume due to, among other things, the cybersecurity incident described below, an elevated number of missed treatments and a particularly severe flu season. In addition, admission rates, treatment volumes, future revenues and non-acquired growth, among other things, could continue to be negatively impacted over time to the extent that the ESKD and CKD populations experience sustained elevated mortality levels. These mortality levels could be influenced by, among other things, the impact of infectious diseases on our patient population and the availability and use of vaccines, treatments and therapies as described in Part I Item 1A. "Risk Factors" of our 2024 10-K, and the magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows.
Global economic conditions and political and regulatory developments, including, among other things, inflationary pressures and U.S. administration policies have increased, and may continue to increase, our expenses. For example, staffing and labor costs have increased during the year, due to, among other factors, the continuation of inflationary conditions. While the cumulative impact of any increased staffing, labor, and supply costs and other expenses could be material, we have seen improvements in certain labor related costs such as training and productivity, and we expect to continue to see improvements in labor-related costs due to, among other things, reduced turnover. Our industry has also experienced increased union organizing activities. For example, union petitions have been filed in ten of our clinics in California and nine of these petitions are in different stages of the voting process and have been subject to legal challenges. For additional details on the risks related to rising labor costs and union organizing activities, see the discussion in Part I Item 1A. "Risk Factors" of our 2024 10-K under the headings, "Our business is labor intensive..." and "External conditions, including those related to general economic, marketplace and global health conditions..."
We believe that the aforementioned developments and general economic, marketplace and global health conditions will continue to impact the Company in the future. Their ultimate impact depends on future developments that are highly uncertain and difficult to predict.

Legislative and Regulatory Developments
On October 1, 2025, the U.S. federal government entered a shutdown period due to the lack of enacted appropriations or continuing resolution legislation by Congress for the 2026 fiscal year. Funding for mandatory spending programs, such as Medicare and Medicaid, is authorized separately from the annual appropriations process and therefore, we would expect payments under these programs to continue without impact from the shutdown. However, a prolonged shutdown may result in reductions in force or terminations of staff at key agencies such as the Department of Health and Human Services and the Centers for Medicare & Medicaid Services (CMS). These and other government agencies have already experienced staff reductions during the year, and the cumulative impact of staff reductions may, among other things, result in delays in Medicare enrollment, coverage verification, licensing and credentialing approval, issuance or finalization of regulations, and may limit the availability of administrative and legal support that, among other things, delays claims resolution or similar processes. Any of the foregoing may have an adverse impact on our business.
The current government shutdown also introduces significant uncertainty regarding the legislative calendar and the potential for Congress to address the extension of the enhanced premium tax credits for individuals who purchase health insurance through health insurance exchanges established under the Patient Protection and Affordable Care Act and Health Care Reconciliation Act of 2010, as amended (collectively, the ACA) that are set to expire at the end of 2025. Failure to extend these credits would likely reduce enrollment in health insurance on marketplaces developed under the ACA and may lead to a decrease in the number of our patients with commercial health insurance. In the event such a decrease occurs, it would have an adverse impact on our business, results of operations, financial condition, and cash flows. For additional information regarding the impact of the potential risks to us related to federal funding of government programs, the expiration of enhanced premium tax credits, and related regulatory developments, as well as information on the potential risks related to any decrease in the number of our patients who are covered by commercial insurance, see Part I Item 1. "Business—Government Regulation" and Part I Item 1A. "Risk Factors" of our 2024 Form 10-K.
Cybersecurity Incident
As previously disclosed, on April 12, 2025, we became aware of a cybersecurity incident that impacted certain elements of our network. While the incident disrupted our operations, we have continued dialysis care and have restored all major functions.
We are aware of the exfiltration of certain data as part of the cybersecurity incident, including certain Personally Identifiable Information and/or Protected Health Information from our DaVita Laboratory line of business. We started the notice process on August 1, 2025 and completed the process on August 15, 2025, giving notice to applicable regulators, and potentially involved patients, former patients and the estates of former patients as well as public notice.
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
The cybersecurity incident had an adverse impact on our billing and revenue collection cycles as well as our patient census. These impacts have had, and we expect will continue to have, an adverse impact on our revenue per treatment and treatment volumes for the full year. We do not yet know the full impact of the cybersecurity incident, including how much of the financial impact will be covered by insurance.
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
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the three months ended September 30, 2025 compared to the three months ended June 30, 2025, and the year-to-date periods for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Consolidated results of operations
The following tables summarize our revenues, operating income (loss) and adjusted operating income (loss) by line of business. See the discussion of our results for each line of business following the tables. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Three months ended		Q3 2025 vs. Q2 2025
	September 30, 2025	June 30, 2025	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,980	$2,913	$67	2.3%
Other — Ancillary services	455	486	(31)	(6.4)%
Elimination of intersegment revenues	(15)	(20)	5	25.0%
Total consolidated revenues	$3,420	$3,380	$40	1.2%

Operating income (loss):
U.S. dialysis	$530	$523	$7	1.3%
Other — Ancillary services	1	57	(56)	(98.2)%
Corporate administrative support	(26)	(42)	16	38.1%
Operating income	$506	$538	$(32)	(5.9)%

Adjusted operating income (loss)(1):
U.S. dialysis	$542	$536	$6	1.1%
Other — Ancillary services	1	57	(56)	(98.2)%
Corporate administrative support	(26)	(42)	16	38.1%
Adjusted operating income	$517	$551	$(34)	(6.2)%

Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.

	Nine months ended		YTD Q3 2025 vs. YTD Q3 2024
	September 30, 2025	September 30, 2024	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$8,717	$8,503	$214	2.5%
Other — Ancillary services	1,355	1,080	275	25.5%
Elimination of intersegment revenues	(49)	(63)	14	22.2%
Total consolidated revenues	$10,023	$9,521	$502	5.3%

Operating income (loss):
U.S. dialysis	$1,529	$1,625	$(96)	(5.9)%
Other — Ancillary services	55	(16)	71	443.8%
Corporate administrative support	(101)	(84)	(17)	(20.2)%
Operating income	$1,483	$1,525	$(42)	(2.8)%

Adjusted operating income (loss)(1):
U.S. dialysis	$1,554	$1,590	$(36)	(2.3)%
Other — Ancillary services	55	(16)	71	443.8%
Corporate administrative support	(101)	(84)	(17)	(20.2)%
Adjusted operating income	$1,508	$1,490	$18	1.2%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.

U.S. dialysis results of operations
Treatment volume:

	Three months ended		Q3 2025 vs. Q2 2025
	September 30, 2025	June 30, 2025	Amount	Percent
Dialysis treatments	7,242,725	7,186,217	56,508	0.8%
Average treatments per day	91,680	92,131	(451)	(0.5)%
Treatment days	79.0	78.0	1.0	1.3%
Normalized non-acquired treatment growth(1)	(0.6)%	(0.8)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given quarter versus the prior year quarter.

	Nine months ended		YTD Q3 2025 vs. YTD Q3 2024
	September 30, 2025	September 30, 2024	Amount	Percent
Dialysis treatments	21,469,460	21,767,740	(298,280)	(1.4)%
Average treatments per day	91,868	92,787	(919)	(1.0)%
Treatment days	233.7	234.6	(0.9)	(0.4)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
Our U.S. dialysis operating revenues and expenses are directly driven by treatment volume. The increase in our U.S. dialysis treatments for the third quarter of 2025 from the second quarter of 2025 was primarily driven by an increase in treatment days. The decrease in our U.S. dialysis treatments for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 was primarily driven by a decrease in average treatments per day due to higher mortality and missed treatments from a more severe flu season, as well as fewer treatment days.
Revenues:

	Three months ended		Q3 2025 vs. Q2 2025
	September 30, 2025	June 30, 2025	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,980	$2,913	$67	2.3%
Average patient service revenue per treatment	$410.59	$404.58	$6.01	1.5%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Nine months ended		YTD Q3 2025 vs. YTD Q3 2024
	September 30, 2025	September 30, 2024	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$8,717	$8,503	$214	2.5%
Average patient service revenue per treatment	$405.15	$389.79	$15.36	3.9%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
U.S. dialysis average patient service revenue per treatment for the third quarter of 2025 compared to the second quarter of 2025 increased primarily due to an increase in average reimbursement rates, and other normal fluctuations, as well as an increase in volume of phosphate binders. These increases were partially offset by changes in payor mix.
U.S. dialysis average patient service revenue per treatment for the nine months ended September 30, 2025 increased compared to the nine months ended September 30, 2024 primarily driven by the incorporation of phosphate binders into the ESRD Prospective Payment System (ESRD PPS) bundle, as further described below, Medicare base rate and other annual rate increases, as well as other normal fluctuations.

On January 1, 2025, phosphate binders, a drug class taken orally by many ESKD patients to reduce absorption of dietary phosphate, were incorporated into the ESRD PPS bundled payment. Phosphate binders are not included in the ESRD PPS base rate at this time and are reimbursed through a Transitional Drug Add-on Payment Adjustment (TDAPA). During the TDAPA period, Medicare payments for phosphate binders are based on the average sales price increased by a fixed monthly amount of $36.41 for incremental operational costs. The TDAPA period is expected to be in place for a period of at least two years.
In June 2025, CMS issued a proposed rule to update the Medicare ESRD PPS payment rate and policies for calendar year 2026. CMS estimates that the overall impact of the proposed rule will increase ESRD freestanding facilities’ average reimbursement by 1.9% in 2026.
Operating expenses and charges:

	Three months ended		Q3 2025 vs. Q2 2025
	September 30, 2025	June 30, 2025	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,981	$1,928	$53	2.7%
General and administrative	322	312	10	3.2%
Depreciation and amortization	156	157	(1)	(0.6)%
Equity investment income	(10)	(7)	(3)	(42.9)%
Total operating expenses and charges	$2,450	$2,391	$59	2.5%
Patient care costs per treatment	$273.54	$268.36	$5.18	1.9%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Nine months ended		YTD Q3 2025 vs. YTD Q3 2024
	September 30, 2025	September 30, 2024	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$5,823	$5,572	$251	4.5%
General and administrative	917	858	59	6.9%
Depreciation and amortization	470	504	(34)	(6.7)%
Equity investment income	(22)	(20)	(2)	(10.0)%
Gain on changes in ownership interests	—	(35)	35	100.0%
Total operating expenses and charges	$7,188	$6,878	$310	4.5%
Patient care costs per treatment	$271.23	$255.96	$15.27	6.0%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
Charges impacting operating income
Cybersecurity incident-related charges. During the second quarter of 2025, we experienced a cybersecurity incident that impacted certain elements of our network and resulted in a temporary disruption of our operations, as described above. As a result of our efforts to remediate the incident and restore systems with the assistance of third-party cybersecurity professionals, we incurred general and administrative charges of approximately $11.7 million during the third quarter of 2025. During the nine months ended September 30, 2025, we incurred patient care costs of approximately $1.0 million and general and administrative expenses of approximately $24.2 million related to the incident. These costs do not include the impact related to business interruption on our results.
Patient care costs. U.S. dialysis patient care costs per treatment for the third quarter of 2025 increased from the second quarter of 2025 primarily due to increased compensation expense, including increased wage rates, as well as increases in pharmaceutical costs, principally due to volume of phosphate binders, and health benefit expense. These increases were partially offset by decreases in insurance costs.
U.S. dialysis patient care costs per treatment for the nine months ended September 30, 2025 increased from the nine months ended September 30, 2024 primarily due to increases in pharmaceutical costs, principally due to the administration of phosphate binders, as described above, and compensation expenses, including increased wage rates, as well as increases in medical supplies expense.

General and administrative expenses. U.S. dialysis general and administrative expenses in the third quarter of 2025 increased from the second quarter of 2025 primarily due to increased IT-related costs.
U.S. dialysis general and administrative expenses for the nine months ended September 30, 2025 increased from the nine months ended September 30, 2024 due to increases in IT-related costs and increases in costs related to the cybersecurity incident, as described above, as well as increases in compensation expenses, including increased wage rates and headcount. These increases were partially offset by decreased center closure costs.
Depreciation and amortization. Depreciation and amortization expense is directly impacted by the number of our dialysis centers and the information technology that we develop and acquire. U.S. dialysis depreciation and amortization expenses in the third quarter of 2025 were relatively flat compared to the second quarter of 2025.
U.S. dialysis depreciation and amortization expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 decreased primarily due to decreases in capital IT projects as well as decreases in accelerated depreciation related to center closures.
Equity investment income. U.S. dialysis equity investment income for the third quarter of 2025 compared to the second quarter of 2025 and for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 increased due to increased profitability at certain nonconsolidated dialysis partnerships.
Gain on changes in ownership interests. During the first quarter of 2024, we acquired a controlling interest in a previously nonconsolidated dialysis partnership for which we recognized a non-cash gain of $35.1 million on our prior investment upon consolidation.
Operating income and adjusted operating income:

	Three months ended		Q3 2025 vs. Q2 2025
	September 30, 2025	June 30, 2025	Amount	Percent
	(dollars in millions)
Operating income	$530	$523	$7	1.3%
Adjusted operating income(1)	$542	$536	$6	1.1%

	Nine months ended		YTD Q3 2025 vs. YTD Q3 2024
	September 30, 2025	September 30, 2024	Amount	Percent
	(dollars in millions)
Operating income	$1,529	$1,625	$(96)	(5.9)%
Adjusted operating income(1)	$1,554	$1,590	$(36)	(2.3)%

(1)For a reconciliation of adjusted operating income by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.
U.S. dialysis operating income for the third quarter of 2025 and the second quarter of 2025 were negatively impacted by the cybersecurity incident-related charges, as described above. U.S. dialysis operating income and adjusted operating income for the third quarter of 2025 increased compared to the second quarter of 2025 as a result of all factors discussed above.
U.S. dialysis operating income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was negatively impacted by the cybersecurity incident-related charges in 2025 and gain on changes in ownership interests in the first quarter of 2024, each described above. U.S. dialysis operating income and adjusted operating income for the nine months ended September 30, 2025 decreased compared to the nine months ended September 30, 2024 as a result of all factors discussed above.

Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of September 30, 2025, these consisted principally of our U.S. IKC business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations. In the first quarter of 2025, we reallocated the revenues and costs associated with an internal software product from the U.S. IKC business to the U.S. other ancillary business. Prior periods have been recast to reflect this change.
As of September 30, 2025, DaVita IKC provided integrated care and disease management services to approximately 64,900 patients in risk-based integrated care arrangements and to an additional 9,400 patients in other integrated care arrangements. We also expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include, among other things, healthcare services not related to kidney disease.
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
As of September 30, 2025, our international dialysis operations provided dialysis and administrative services through a total of 585 outpatient dialysis centers located in 14 countries outside of the United States.
Ancillary services results of operations

	Three months ended		Q3 2025 vs. Q2 2025
	September 30, 2025	June 30, 2025	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$94	$152	$(58)	(38.2)%
U.S. other ancillary	9	8	1	12.5%
International	352	325	27	8.3%
Total ancillary services revenues	$455	$486	$(31)	(6.4)%

Operating income (loss)
U.S. IKC	$(21)	$26	$(47)	(180.8)%
U.S. other ancillary	(4)	(5)	1	20.0%
International	27	36	(9)	(25.0)%
Total ancillary services operating income	$1	$57	$(56)	(98.2)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Nine months ended		YTD Q3 2025 vs. YTD Q3 2024
	September 30, 2025	September 30, 2024	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$352	$339	$13	3.8%
U.S. other ancillary	24	23	1	4.3%
International	979	719	260	36.2%
Total ancillary services revenues	$1,355	$1,080	$275	25.5%

Operating income (loss)
U.S. IKC	$(24)	$(48)	$24	50.0%
U.S. other ancillary	(14)	(19)	5	26.3%
International(1)	93	51	42	82.4%
Total ancillary services operating income (loss)	$55	$(16)	$71	443.8%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)The reported operating income for the nine months ended September 30, 2024 includes foreign currency losses embedded in equity method income recognized from our Asia Pacific (APAC) joint venture, which was consolidated in the fourth quarter of 2024, of approximately $1.8 million.
Operating income (loss) and adjusted operating income (loss)
IKC operating loss for the third quarter of 2025 compared to IKC operating income for the second quarter of 2025 was primarily driven by a net decrease in shared savings and decreased revenues related to our special needs plans, partially offset by decreased medical claims expense related to our special needs plans. IKC operating loss for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 decreased, primarily due to a net increase in shared savings and increased revenues related to our special needs plans, partially offset by decreased revenues related to the divestiture of our physician services business in 2024. IKC operating loss was also impacted by decreased operating expenses related to the divestiture of our physician services business in 2024 and medical claims expense related to our special needs plans, partially offset by increased professional fees.
U.S. other ancillary services operating loss for the third quarter of 2025 remained relatively flat compared to the second quarter of 2025. U.S. other ancillary services operating loss for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was impacted by a reduction of the earn-out obligations related to our transplant software business in the first quarter of 2025 and decreased compensation expenses.
International operating income for the third quarter of 2025 compared to the second quarter of 2025 was impacted by favorable changes in the fair value of contingent consideration in the second quarter of 2025 associated with a prior acquisition. International operating income for the nine months ended September 30, 2025 increased compared to the nine months ended September 30, 2024 primarily driven by non-acquired and acquired treatment growth, and favorable changes related to the fair value of contingent consideration associated with a prior acquisition.
Corporate administrative support

	Three months ended		Q3 2025 vs. Q2 2025
	September 30, 2025	June 30, 2025	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(26)	$(42)	$16	38.1%

	Nine months ended		YTD Q3 2025 vs. YTD Q3 2024
	September 30, 2025	September 30, 2024	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(101)	$(84)	$(17)	(20.2)%

Corporate administrative support expenses for the third quarter of 2025 compared to the second quarter of 2025 decreased primarily due to a decline in professional fees. Corporate administrative support expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 increased primarily due to increased long-term incentive compensation, partially offset by decreased professional fees.
Corporate-level charges

	Three months ended		Q3 2025 vs. Q2 2025
	September 30, 2025	June 30, 2025	Amount	Percent
	(dollars in millions)
Debt expense	$151	$146	$5	3.4%
Debt extinguishment and modification costs	$5	$—	$5	100.0%
Weighted average effective interest rate(1)	5.70%	5.71%		(0.01)%
Other loss, net	$41	$23	$18	78.3%
Effective income tax rate	22.2%	25.4%		(3.2)%
Effective income tax rate attributable to DaVita Inc.(2)	31.3%	31.9%		(0.6)%
Net income attributable to noncontrolling interests	$90	$76	$14	18.4%

(1)Represents our overall weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, premium and deferred financing charges.
(2)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see the "Reconciliations of Non-GAAP measures" section below.

	Nine months ended		YTD Q3 2025 vs. YTD Q3 2024
	September 30, 2025	September 30, 2024	Amount	Percent
	(dollars in millions)
Debt expense	$432	$332	$100	30.1%
Debt extinguishment and modification costs	$5	$20	$(15)	(75.0)%
Weighted average effective interest rate(1)	5.67%	4.84%		0.83%
Other loss, net	$82	$57	$25	43.9%
Effective income tax rate	22.4%	19.3%		3.1%
Effective income tax rate attributable to DaVita Inc.(2)	29.6%	24.1%		5.5%
Net income attributable to noncontrolling interests	$235	$224	$11	4.9%

(1)Represents our overall weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, premium and deferred financing charges.
(2)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see the "Reconciliations of Non-GAAP measures" section below.
Debt expense
Debt expense for the third quarter of 2025 compared to the second quarter of 2025 increased due to an increase in our weighted average long-term debt balance related to the May 23, 2025 issuance of the 6.75% senior notes due 2033 (the 6.75% Senior Notes), partially offset by decreased borrowing activity on our revolving line of credit during the third quarter. Debt expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 increased primarily due to an increase in our weighted average effective interest rate principally related to the expiration of our 2019 interest rate cap agreements on June 30, 2024, which had lower rates than our currently effective interest rate caps. This change was also driven by a net increase in our weighted average long-term debt balance primarily related to the third quarter 2024 issuance of 6.875% senior notes due 2032 and the second quarter 2025 issuance of the 6.75% Senior Notes, partially offset by regularly scheduled principal payments on our senior secured credit facilities.
Debt extinguishment and modification costs
The three and nine months ended September 30, 2025 included debt extinguishment and modification costs of $5 million composed partially of fees incurred in connection with the Term Loan B-2 transaction and partially of deferred financing costs and original issue discount written off for the extinguishment of Term Loan B-1 and partial repayment of Term Loan A-1. Comparatively, the nine months ended September 30, 2024 included debt extinguishment and modification costs of $20 million composed partially of fees incurred in connection with the Incremental Term Loan A-1 and Term Loan B-1 Extension and partially of deferred financing costs and original issue discount written off for the extinguishment of the non-extended Term Loan B-1.
Other loss, net
Other loss for the third quarter of 2025 increased compared to the second quarter of 2025 primarily due to increased equity investment losses at Mozarc Medical Holding LLC (Mozarc) which included impairment and restructuring charges of $25.9 million. Other loss for the nine months ended September 30, 2025 increased compared to the nine months ended September 30, 2024, primarily driven by increased equity investment losses at Mozarc as discussed above and losses on foreign currency translation.
Effective income tax rate
The effective income tax rate and the effective income tax rate attributable to DaVita Inc. decreased for the third quarter of 2025 compared to the second quarter of 2025 primarily due to a write down of a 2014 tax refund claim recognized in the second quarter of 2025.
The effective income tax rate and the effective income tax rate attributable to DaVita Inc. for the nine months ended September 30, 2025 increased compared to the nine months ended September 30, 2024 primarily due to a write down of a 2014 tax refund claim recognized in 2025, a decrease in tax benefits related to stock-based compensation in 2025, and a benefit recognized in 2024 related to a non-taxable non-cash consolidation gain.
Net income attributable to noncontrolling interests
The increase in net income attributable to noncontrolling interests for the third quarter of 2025 from the second quarter of 2025 and for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 was due to increased profitability at certain U.S. dialysis partnerships.
U.S. dialysis accounts receivable
Our U.S. dialysis accounts receivable balances at September 30, 2025 and December 31, 2024 were $1.704 billion and $1.615 billion, respectively, representing approximately 53 days and 52 days of revenue outstanding (DSO), respectively. The increase in DSO is primarily due to timing of collections. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes from the second quarter of 2025 to the third quarter of 2025 in the carrying value of accounts receivable outstanding over one year old.

Liquidity and capital resources
The following table summarizes our major sources and uses of cash, cash equivalents and restricted cash:

	Nine months ended September 30,		YTD Q3 2025 vs. YTD Q3 2024
	2025	2024	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$748	$901	$(153)	(17.0)%
Non-cash items in net income	807	664	143	21.5%
Other working capital changes	(194)	(71)	(123)	(173.2)%
Other	(14)	(21)	7	33.3%
	$1,346	$1,474	$(128)	(8.7)%

Net cash used in investing activities:
Maintenance capital expenditures(1)	$(304)	$(275)	$(29)	(10.5)%
Development capital expenditures(2)	(126)	(110)	(16)	(14.5)%
Acquisition expenditures	(118)	(161)	43	26.7%
Proceeds from sale of self-developed properties	29	11	18	163.6%
Other	28	12	16	133.3%
	$(492)	$(523)	$31	5.9%

Net cash used in financing activities:
Debt issuances, net	$788	$1,171	$(383)	(32.7)%
Deferred and debt-related financing costs	(26)	(46)	20	43.5%
Distributions to noncontrolling interests	(233)	(229)	(4)	(1.7)%
Contributions from noncontrolling interests	4	11	(7)	(63.6)%
Stock award exercises and other share issuances	(16)	(112)	96	85.7%
Share repurchases	(1,464)	(1,021)	(443)	(43.4)%
Other	(13)	(26)	13	50.0%
	$(960)	$(252)	$(708)	(281.0)%

Total number of shares repurchased	10,001	7,508	2,493	33.2%

Free cash flow(3)	$716	$882	$(166)	(18.8)%
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
Consolidated cash flows
Consolidated cash flows from operating activities during the nine months ended September 30, 2025 decreased compared to the nine months ended September 30, 2024. The decrease was principally due to a decrease in operating results and timing in other working capital items.
Free cash flow during the nine months ended September 30, 2025 decreased as compared to the nine months ended September 30, 2024 primarily due to a decrease in net cash provided by operating activities, as described above, and increases in capital expenditures.

Significant sources of cash during the period included the refinancing of Term Loan B-1 with a secured Term Loan B-2 facility in the aggregate principal amount of $1,878 million and issuance of the 6.75% Senior Notes in the amount of $1,000 million. Significant uses of cash during the nine months ended September 30, 2025 included the pay-off of the remaining principal balance outstanding on our Term Loan B-1 in the amount of $1,628 million, principal prepayment on our Term Loan A-1 in the amount of $250 million and repayment of $93 million in interest-free funding made available by UnitedHealth Group and its affiliates following the cybersecurity breach that affected Change Healthcare (CHC), a subsidiary of UnitedHealth Group, during the first quarter of 2025, regularly scheduled principal payments under our senior secured credit facilities totaling approximately $59 million on our Term Loan A-1, $8 million on Term Loan B-1 and $5 million on Term Loan B-2, as well as additional required payments under other debt arrangements. Additionally, we recognized financing cash outflows of $12 million in deferred financing costs related to the 6.75% Senior Notes transaction, as well as $13 million in cap premium fees for our 2025 forward interest rate cap agreements. In addition, during the nine months ended September 30, 2025 we used cash to repurchase 10.0 million shares of our common stock.
By comparison, the same period in 2024 included the extension of the maturity date from August 2026 to May 2031 for a portion of our Term Loan B-1 (the Extended Term Loan B-1 transaction) in the aggregate principal amount of approximately $1,640 million (such portion referred to as the Extended Term Loan B-1), the incurrence of an incremental Term Loan A-1 tranche in the aggregate principal amount of $1,100 million (such portion referred to as the Incremental Term Loan A-1), the issuance of 6.875% senior notes due 2032 in the amount of $1,000 million (the 6.875% Senior Notes) and $120 million, net, of interest-free funding made available by UnitedHealth Group and its affiliates following the cybersecurity breach that affected CHC during the first quarter of 2024. Significant uses of cash during that same period included debt prepayments on Term Loan B-1 of $2,590 million as part of the Extended Term Loan B-1, Incremental Term Loan A-1 and 6.875% Senior Notes transactions, and regularly scheduled principal payments under our senior secured credit facilities totaling approximately $45 million on our Term Loan A-1 and $14 million on Term Loan B-1, as well as additional required payments under other debt arrangements. Additionally, we recognized financing cash outflows of $35 million in deferred financing costs and discount related to the Fourth and Sixth Amendments to the Senior Secured Credit Agreement and 6.875% Senior Notes transactions, as well as $11 million in cap premium fees for our 2024 forward interest cap agreements.
Dialysis center footprint
The table below shows the footprint of our dialysis operations by number of dialysis centers owned or operated:

	U.S.				International
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Number of centers operated at beginning of period	2,662	2,672	2,657	2,675	513	452	509	367
Acquired centers	—	—	2	12	58	1	59	91
Developed centers	3	3	12	12	—	4	6	5
Net change in non-owned managed or administered centers(1)	—	—	—	(8)	23	—	27	—
Sold and closed centers(2)	—	(2)	(3)	(11)	(9)	—	(13)	(2)
Closed centers(3)	(3)	(13)	(6)	(20)	—	(4)	(3)	(8)
Number of centers operated at end of period	2,662	2,660	2,662	2,660	585	453	585	453

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

Share repurchases
During the nine months ended September 30, 2025, we repurchased a total of 10.0 million shares of our common stock for $1,461 million at an average price of $144.72 per share.
Available liquidity
As of September 30, 2025, we had undrawn capacity on the revolving line of credit under our senior secured credit facilities of $1.5 billion. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of September 30, 2025. We separately had approximately $175 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
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

	Three months ended September 30, 2025
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$530	$(21)	$(4)	$27	$1	$(26)	$506
Cybersecurity incident-related charges(1)	12	—	—	—	—	—	12
Adjusted operating income (loss)	$542	$(21)	$(4)	$27	$1	$(26)	$517

	Three months ended June 30, 2025
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$523	$26	$(5)	$36	$57	$(42)	$538
Cybersecurity incident-related charges(1)	13	—	—	—	—	—	13
Adjusted operating income (loss)	$536	$26	$(5)	$36	$57	$(42)	$551

	Nine months ended September 30, 2025
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$1,529	$(24)	$(14)	$93	$55	$(101)	$1,483
Cybersecurity incident-related charges(1)	25	—	—	—	—	—	25
Adjusted operating income (loss)	$1,554	$(24)	$(14)	$93	$55	$(101)	$1,508

	Nine months ended September 30, 2024
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$1,625	$(48)	$(19)	$51	$(16)	$(84)	$1,525
Gain on changes in ownership interest(2)	(35)	—	—	—	—	—	(35)
Adjusted operating income (loss)	$1,590	$(48)	$(19)	$51	$(16)	$(84)	$1,490
Certain columns or rows in the above tables may not sum due to the presentation of rounded numbers.

(1)Represents charges recognized to remediate a cybersecurity incident and restore systems following the occurrence of the incident in the second quarter of 2025. We have excluded these charges from our non-GAAP metrics as we do not believe they are indicative of our ordinary results of operations. See additional discussion above under the heading "Cybersecurity incident-related charges" within "U.S. dialysis results of operations".
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

	Three months ended		Nine months ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
	(dollars in millions)
Income before income taxes	$309	$369	$964	$1,117
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(90)	(76)	(236)	(225)
Income before income taxes attributable to DaVita Inc.	$219	$293	$729	$892
Income tax expense	$69	$94	$216	$215
Less: Income tax attributable to noncontrolling interests	—	—	—	(1)
Income tax expense attributable to DaVita Inc.	$68	$93	$216	$215
Effective income tax rate on income attributable to DaVita Inc.	31.3%	31.9%	29.6%	24.1%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Nine months ended
	September 30, 2025	September 30, 2024
	(dollars in millions)
Net cash provided by operating activities	$1,346	$1,474
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Distributions to noncontrolling interests	(233)	(229)
Contributions from noncontrolling interests	4	11
Maintenance capital expenditures	(304)	(275)
Development capital expenditures	(126)	(110)
Proceeds from sale of self-developed properties	29	11
Free cash flow	$716	$882
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
As of September 30, 2025, we have outstanding letters of credit in the aggregate amount of approximately $175 million under a bilateral secured letter of credit facility separate from our senior secured credit facilities.
As of September 30, 2025, we have outstanding purchase agreements with various suppliers to purchase set amounts of dialysis equipment, parts, pharmaceuticals and supplies. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier, as described further in Note 16 to the Company's consolidated financial statements included in our 2024 10-K.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our CEO and CFO, concluded that no changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On April 12, 2025, we became aware of a cybersecurity incident that encrypted certain elements of our network. See Item 2. Management's Discussion and Analysis - Company Overview - Cybersecurity Incident included in this Quarterly Report on Form 10-Q for additional information. As a result of this cybersecurity incident, we performed certain alternative controls and procedures, and additional compensating controls and tests of controls, in the preparation of our financial and other information included in prior period reports. We have subsequently performed normal controls and procedures in the ordinary course in the preparation of our financial and other information included in this report.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during the third quarter of 2025:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
July 1-31, 2025	1,113	$143.27	1,113	$787,996
August 1-31, 2025	2,043	139.50	2,043	$502,960
September 1-30, 2025	118	136.45	118	$2,486,956
	3,274	$140.67	3,274

(1)Excludes commissions and excise tax.
As of September 5, 2024, the Board authorized a share repurchase plan of $2.0 billion. Effective August 21, 2025, the Board increased the authorization under the existing share repurchase plan by $2.0 billion in additional repurchasing authority. These authorizations allow the Company to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of October 28, 2025, we had approximately $2,433 million, excluding excise taxes, available under current repurchase authorizations for additional share repurchases. Although these share repurchase authorizations do not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Director and Officer Trading Arrangements
None of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of SEC Regulation S-K) during the quarter ended September 30, 2025.

Item 6.    Exhibits

Exhibit
Number

31.1	Certification of the Chief Executive Officer, dated October 29, 2025, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated October 29, 2025, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated October 29, 2025, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated October 29, 2025, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Included in this filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Chief Accounting Officer*
Date: October 29, 2025

*	Mr. Berry has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.