Form 10-K
period 2025-12-31
DAVITA INC.
filed 2026-02-11
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its final report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
As of June 30, 2025, the aggregate market value of the registrant's common stock outstanding held by non-affiliates based upon the closing price on the New York Stock Exchange was approximately $10.6 billion.
As of February 6, 2026, the number of shares of the registrant’s common stock outstanding was approximately 66.8 million shares.
Documents incorporated by reference
Portions of the registrant’s proxy statement for its 2026 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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
Overview of DaVita Inc.
DaVita is a leading healthcare provider focused on transforming care delivery to improve quality of life for patients globally. As a comprehensive kidney care provider, we have been a leader in clinical quality and innovation for more than 25 years. We care for patients at every stage and setting along their kidney health journey–from slowing the progression of kidney disease to helping support transplantation. This includes ensuring they are supported at home, in our dialysis centers, in the hospital and in skilled nursing facilities. In our unwavering pursuit of a healthier tomorrow, we strive to reimagine what high quality care looks like: more preventative, better integrated, improved outcomes at the lowest total cost, and personalized at scale to deliver a better tomorrow regardless of location, insurance status or other factors. Our caring culture fuels our continuous drive toward achieving our mission to be the provider, partner and employer of choice.
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
In addition, as of December 31, 2025, our international operations provided dialysis and administrative services to a total of 585 outpatient dialysis centers located in 14 countries outside of the U.S., serving approximately 94,500 patients.
Finally, our U.S. integrated kidney care (IKC) business provided integrated care and disease management services to 66,000 patients in risk-based integrated care arrangements and to an additional 9,400 patients in other integrated care arrangements across the United States as of December 31, 2025.
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
Our care model
Our patient-centric care model leverages our platform of kidney care services to maximize patient choice in both models and modalities of care. We believe that the flexibility we offer coupled with a focus on comprehensive kidney care supports our commitments to help improve equitable clinical outcomes and quality of life for our patients. According to the most recently published data, for the eleven most recently reported years, we have continued as an industry leader in the Centers for Medicare & Medicaid Services’ (CMS) Quality Incentive Program (QIP), which promotes high quality services in outpatient dialysis facilities treating patients with ESKD. In addition, according to the most recently published data, for the ten most recently reported years, we have also continued as an industry leader under CMS’ Five-Star Quality Rating System (Star Rating), which rates eligible dialysis centers based on the quality of outcomes to help patients, their families, and caregivers make more informed decisions about where patients receive care.
Our clinical outcomes are driven by our experienced and knowledgeable caregivers. We employ registered nurses, licensed practical or vocational nurses, patient care technicians, social workers, registered dietitians, biomedical technicians and other administrative and support teammates who strive to achieve superior clinical outcomes at our dialysis facilities. In addition to our teammates at our dialysis facilities, both our domestic and our international Chief Medical Officers lead comprehensive teams of nephrologists in our physician leadership teams as part of our domestic and international Office of the Chief Medical Officer (OCMO), respectively. Our OCMO teammates represent a variety of academic, clinical practice, and clinical research backgrounds. We also have a Physician Council that serves as an advisory body to senior management, which is composed of numerous physicians with extensive experience in clinical practice and several Group Medical Directors.
Value-based care arrangements continue to impact the kidney health space. These arrangements are fostering a much larger degree of collaboration between nephrologists and other providers, including transplant programs, resulting in a more complete understanding of each patient’s clinical needs. We believe this more complete understanding allows for better care coordination and earlier intervention, which we believe ultimately leads to improved clinical outcomes, lower overall costs and improved patient experiences. Our IKC business provides comprehensive care management for complex CKD patients nationwide, with payment models that include a variety of structures to advance and encourage integrated and value-based care. Among other arrangements, our IKC business has percent-of-premium arrangements in several Medicare Advantage ESRD Chronic Special Needs Plans (C-SNPs) and is an active participant in the Center for Medicare and Medicaid Innovation's (CMMI's) Comprehensive Kidney Care Contracting (CKCC) model that seeks to manage the care of late stage CKD and ESKD patients to delay the progression of kidney disease, promote home dialysis when appropriate, and incentivize transplants. Our IKC business also utilizes other value-based payment methodologies in its care coordination and disease management contracts, which include two-sided shared savings/shared losses and outcomes-based pay-for-performance compensation arrangements.
On June 19, 2019, we completed the sale of our prior DaVita Medical Group (DMG) business, a patient and physician-focused integrated healthcare delivery and management company, to a subsidiary of Optum, Inc., a subsidiary of UnitedHealth Group, Inc. As a result, the DMG business has been classified as discontinued operations and its results of operations are reported as discontinued operations for all periods presented in the consolidated financial statements included in this report.
For financial information related to DMG, see Note 21 to the consolidated financial statements included in this report.
U.S. dialysis business
Our U.S. dialysis business is a leading provider of kidney dialysis services for patients suffering from ESKD. As of December 31, 2025, we provided dialysis, administrative and related laboratory services to a total of approximately 200,500 patients.
Based on the most recent 2025 annual data report from the United States Renal Data System (USRDS), there were over 557,000 ESKD dialysis patients in the U.S. in 2023. The underlying ESKD dialysis patient population grew at an approximate compound annual rate of 1.8% from 2013 to 2023 and 0.2% from 2018 to 2023 as compared to an increase in annual growth of 0.5% from 2022 to 2023. In general, a number of factors may impact ESKD growth rates, including, among others, mortality rates for dialysis patients or CKD patients, the growth and aging of the U.S. population, changing immigration levels into the U.S., transplant rates, incidence rates for diseases that cause kidney failure such as diabetes and hypertension, growth rates of minority populations with higher-than-average incidence rates of ESKD or other reductions in demand for dialysis treatments over time, including for example, as a result of the introduction of certain innovative technologies, drugs, treatments or therapies, such as the glucagon-like peptide 1 (GLP-1) receptor agonist or SGLT2 inhibitors. Certain of these factors, in particular mortality rates for dialysis or CKD patients, have been impacted by global health conditions, including severe flu seasons and the ongoing incidence of other infectious diseases such as COVID-19.

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
Recent studies relating to removing middle molecule toxins from the blood show promise of improved clinical outcomes, and there are currently two treatment pathways for achieving improved middle molecule clearance. First, hemodiafiltration (HDF) combines hemodialysis (diffusion) and hemofiltration (convection) to remove a wide range of toxins, particularly middle-sized molecules from the blood. Second, is expanded hemodialysis that uses medium cut-off dialyzers to similarly enhance clearance of middle molecules. We and other dialysis providers are evaluating the use of these modalities in the U.S.
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
•Kidney transplantation
Kidney transplantation, when successful, is considered the most desirable form of therapeutic intervention. However, in light of the shortage of suitable donors, side effects of immunosuppressive pharmaceuticals given to transplant recipients and dangers associated with transplant surgery, some patient populations have generally limited the use of this treatment option. In accordance with an executive order signed in July 2019 (the 2019 Executive Order), the U.S. Department of Health and Human Services (HHS) developed policies addressing, among other things, the goal of making more kidneys available for transplant. CMS, through CMMI, also subsequently released the framework for certain payment models, including the CKCC model, which would adjust payment incentives to encourage kidney transplants. For more information about these payment models, please see the discussion below under the heading "—Integrated Kidney Care, Medicare and Medicaid program reforms and Other Healthcare Regulations."

U.S. dialysis services we provide
Outpatient hemodialysis services
The majority of services we provide to patients are outpatient hemodialysis treatments. As a condition of our enrollment in Medicare for the provision of dialysis services, we contract with a nephrologist or a group of associated nephrologists to provide medical director services at each of our dialysis centers. In addition, other nephrologists may apply for practice privileges to treat their patients at our centers. Each center has an administrator, in some instances this is a registered nurse, who supervises the day-to-day operations of the center and its staff. The staff of each center typically consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, biomedical technician support and other administrative and support personnel.
As of December 31, 2025, we provided outpatient hemodialysis in the U.S. through a network of 2,657 outpatient dialysis centers in 46 states and the District of Columbia.
Hospital inpatient hemodialysis services
As of December 31, 2025, we have contracts to provide hospital inpatient dialysis services to patients in approximately 740 hospitals throughout the U.S. We render these services based on a contracted per-treatment fee that is individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital, as needed.
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
According to the most recent annual data report from the USRDS, in 2023 approximately 15% of ESKD dialysis patients in the U.S. utilized home-based dialysis.
Treatments and revenues by modality:
The following graph summarizes our U.S. dialysis treatments by modality and U.S. dialysis patient service revenues by modality for the year ended December 31, 2025.
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
Sources of revenue—concentrations and risks
Our U.S. dialysis revenues represent approximately 86% of our consolidated revenues for the year ended December 31, 2025. Our U.S. dialysis revenues are derived primarily from our core business of providing dialysis services and related laboratory services and, to a lesser extent, the administration of pharmaceuticals, and management fees generated from providing management and administrative services to certain outpatient dialysis centers, as discussed above.
The sources of our U.S. dialysis revenues are principally from government-based programs, including Medicare and Medicare Advantage plans, Medicaid and managed Medicaid plans, other government-based programs including our agreement with the Veterans Administration, and commercial insurance plans. The following table summarizes our U.S. dialysis revenues by payor source for U.S. dialysis patient service revenues for the year ended December 31, 2025:

Medicare and Medicare Advantage plans	57%
Medicaid and managed Medicaid plans	7%
Other government-based programs	3%
Total government-based programs	68%
Commercial (including hospital dialysis services)	32%
Total U.S. dialysis patient service revenues	100%
Certain columns may not sum or recalculate due to the presentation of rounded numbers
Medicare revenue
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
Although Medicare reimbursement limits the allowable charge per treatment, it provides industry participants with a relatively predictable and recurring revenue stream for dialysis services provided to patients without commercial insurance. For the year ended December 31, 2025, approximately 89% of our total U.S. dialysis patients were covered under some form of government-based program, with approximately 73% of our total U.S. dialysis patients covered under Medicare and Medicare Advantage plans.
Under this bundled payment rate system, known as the ESRD Prospective Payment System (PPS), the payments to a dialysis facility may be reduced by as much as 2% based on the facility’s performance in specified quality measures set annually by CMS through its ESRD Quality Incentive Program (QIP). CMS established QIP through the Medicare Improvements for Patients and Providers Act of 2008 to promote high quality services in outpatient dialysis facilities treating patients with ESRD. QIP associates a portion of Medicare reimbursement directly with a facility’s performance on quality of care measures. Reductions in Medicare reimbursement result when a facility’s overall score on applicable measures does not meet established standards.
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
In November 2025, CMS issued a final rule to update the Medicare ESRD PPS payment rate and policies for calendar year 2026. Among other things, the final rule updated both the ESRD and Acute Kidney Injury (AKI) dialysis payment rate for renal dialysis services furnished by ESRD facilities and outlined requirements for the ESRD QIP. CMS estimates that the overall impact of the rule will increase ESRD freestanding facilities' average reimbursement by 2.2%. On January 1, 2025, phosphate binders, a drug class taken orally by many ESKD patients to reduce absorption of dietary phosphate, were incorporated into the ESRD PPS bundled payment rate. Phosphate binders are not considered accounted for in the ESRD PPS base rate at this time and will be reimbursed through a Transitional Drug Add-on Payment Adjustment (TDAPA). The TDAPA period currently is set to expire at the end of 2026.
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
Medicare pays 80% of the amount set by the Medicare system for each covered dialysis treatment. The patient is responsible for the remaining 20%. In many cases, a secondary payor, such as Medicare supplemental insurance, a state Medicaid program or a commercial health plan, covers all or part of these balances. If a patient does not have secondary insurance coverage, we are generally unsuccessful in our efforts to collect from the patient the remaining 20% portion of the ESRD composite rate that Medicare does not pay. In those instances, however, we are able to recover some portion of this unpaid patient balance from Medicare through an established cost reporting process by identifying these Medicare bad debts on each center’s Medicare cost report. For additional detail on the associated risks, see the risk factor in Part I Item 1A. "Risk Factors" under the headings "Our business is subject to a complex set of governmental laws, regulations and other requirements...;" and "We are subject to risks associated with our participation in government healthcare programs."
Medicare Advantage revenue
Medicare Advantage (MA, managed Medicare or Medicare Part C) plans are offered by private health insurers who contract with CMS to provide their members with Medicare Part A, Part B and/or Part D benefits. These MA plans include health maintenance organizations, preferred provider organizations, private fee-for-service (FFS) organizations, special needs plans (SNPs) or Medicare medical savings account plans. Since January 1, 2021, under the 21st Century Cures Act (the Cures Act) Medicare-eligible beneficiaries with ESRD can choose coverage under an MA plan. MA plans usually provide reimbursement to us at a negotiated rate that is generally higher than Medicare FFS rates. CMS releases an annual MA notice that includes, among other things, a MA payment rate for MA plans for ESRD patients and updates certain policies associated with risk adjustments. We continue to monitor MA notices, regulatory updates and guidance, as well as enforcement for impact on our business.
Medicaid revenue
Medicaid and Managed Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide health coverage for patients whose income and assets fall below state-defined levels and who are otherwise uninsured. These programs also serve as supplemental insurance programs for co-insurance payments due from Medicaid-eligible patients with primary coverage under the Medicare program. Some Medicaid programs also pay for additional services, including some oral medications that are not covered by Medicare. We are enrolled in the Medicaid programs in the states in which we conduct our business.
Commercial revenue
As discussed above, if a patient has commercial insurance and chooses to maintain that insurance, then that commercial insurance plan is generally responsible for payment of dialysis services for up to the first 33 months. Although commercial payment rates vary, average commercial payment rates negotiated with commercial payors are generally higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profits and all of our non-hospital dialysis profits come from commercial payors. Payment methods from commercial payors can include a single per treatment rate, referred to as bundled rate, or in other cases separate payments for dialysis treatments and pharmaceuticals, if used as part of the treatment, referred to as FFS rates. Commercial payment rates are the result of negotiations between us and commercial payors or, on rare occasions, third party administrators. Our commercial contracts sometimes contain annual price escalator provisions. We are comprehensively contracted, and the vast majority of patients insured through commercial health plans are covered by one of our commercial contracts, though we also receive payments for a limited set of commercial patients that are covered by a health plan that considers us out-of-network. Our out-of-network payment rates are on average higher than in-network commercial contract payment rates.
Approximately 26% of our U.S. dialysis patient service revenues and approximately 11% of our U.S. dialysis patients are associated with non-hospital commercial payors for the year ended December 31, 2025. Non-hospital commercial patients as a percentage of our total U.S. dialysis patients for 2025 was relatively flat compared to 2024. Less than 1% of our U.S. dialysis revenues are due directly from patients. No single commercial payor accounted for more than 10% of total U.S. dialysis revenues for the year ended December 31, 2025. See Note 2 to the consolidated financial statements included in this report for disclosure on our concentration related to our commercial payors on a total consolidated revenue basis.
Both the number of our patients under commercial plans and the rates under these commercial plans are subject to change based on a number of factors. For additional detail on these factors and other risks associated with our commercial revenue, see the risk factors in Part I Item 1A. "Risk Factors" under the headings "Our business is subject to a complex set of governmental laws, regulations and other requirements...;" "If the number or percentage of patients with higher-paying commercial insurance declines...;" "If we are unable to negotiate and maintain contracts with private payors on competitive terms...;" and "Global health conditions, changing population or demographic trends, severe weather events or natural disasters and general economic and political conditions..."
Physician relationships
Joint venture partners
We own and operate certain of our dialysis centers through entities that are structured as joint ventures. We generally hold controlling interests in these joint ventures, with nephrologists, hospitals, management services organizations, and/or other healthcare providers holding minority equity interests. These joint ventures are typically formed as limited liability companies. For the year ended December 31, 2025, revenues from joint ventures in which we have a controlling interest represented approximately 30% of our U.S. dialysis revenues. We expect to continue to enter into new U.S. dialysis-related joint ventures in the ordinary course of business.
Community physicians
ESKD patients generally seek treatment or support for their home treatment at an outpatient dialysis center near their home where their treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to provide quality dialysis services and to meet the needs of their patients are key factors in the success of our dialysis operations. Nearly 5,200 nephrologists currently refer patients to our outpatient dialysis centers.
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
Medical directors for our dialysis centers enter into written contracts with us that specify their duties and fix their compensation for those services. These agreements range in duration, but generally are for periods of ten years. The compensation of our medical directors is the result of arm’s length negotiations, consistent with fair market value, and generally depends upon an analysis of various factors such as the physician’s duties, responsibilities, professional qualifications and experience, as well as the time and effort required to provide such services.
Our medical director contracts and joint venture operating agreements generally include covenants not to compete or own interests in dialysis centers operated by other providers within a defined geographic area for a defined time period, as applicable. These non-compete agreements do not restrict or limit the physicians from practicing medicine, restrict which patients a physician may treat, or prohibit the physicians from referring or rounding on patients at any outpatient dialysis center, including dialysis centers operated by other providers.
Location of our U.S. dialysis centers
We operated 2,657 outpatient dialysis centers in the U.S. as of December 31, 2025 and 2,605 of these centers are consolidated in our financial statements. Of the remaining 52 nonconsolidated U.S. outpatient dialysis centers, we own noncontrolling interests in 49 centers and provide management and administrative services to three centers that are wholly-owned by third parties. The locations of the 2,605 U.S. outpatient dialysis centers consolidated in our financial statements at December 31, 2025, were as follows:

51
1
2
43
4
27
8
3
53
86
75
3
13
28
Rhode
Island
1
28
14
28
120
126
88
326
17
37
111
57
78
Delaware
1
33
51
9
89
39
District of
Columbia
10
98
22
7
36
52
34
33
10
56
130
243
28
196

Ancillary services, including our international operations
Our ancillary services relate primarily to our core business of providing kidney care services. As of December 31, 2025, these consisted primarily of our U.S. IKC business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations.
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
U.S. Integrated Kidney Care
•Integrated Kidney Care. DaVita Integrated Kidney Care (IKC) provides advanced integrated care management services to health plans and government programs for members/beneficiaries diagnosed with ESKD and CKD. Through a combination of health monitoring, clinical coordination, innovative interventions, predictive analytics, medical claims analysis and information technology, we endeavor to assist our health plan and government program customers and patients in obtaining superior renal healthcare and improved clinical outcomes, as well as helping to reduce overall medical costs. Integrated kidney care management revenues from commercial and Medicare Advantage insurers can be based upon either an established contract fee recognized as earned for services provided over the contract period, or related to the operation of risk-based and value-based care programs, including shared savings, pay-for-performance, and capitation contracts. IKC also contracts with payors to support C-SNPs to provide ESKD patients full-service healthcare and integrated care management services. IKC participates in the payment model administered by CMMI, as described below under the heading "—Government regulation—CMMI Payment Models." See Note 1, Other revenues, in the Company's consolidated financial statements for more information on how the Company accounts for its integrated care arrangements.
Our IKC business is developing, and has entered into, various forms of technology-based, administrative, financial and other collaboration and incentive arrangements with physician partners and other providers in support of our innovative care model, developing and expanding IKC programs and arrangements.
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
International dialysis operations
We operated 585 outpatient dialysis centers located in 14 countries outside of the U.S. serving approximately 94,500 patients as of December 31, 2025. Our international dialysis operations have continued to grow steadily and expand as a result of acquiring and developing outpatient dialysis centers in various strategic markets. Our international operations are included in our ancillary services.

As of December 31, 2025, the international outpatient dialysis centers we owned, managed or provided administrative services to were located as follows:

Brazil	127
Colombia	74
Malaysia	71
Poland	64
Chile	63
Germany	46
United Kingdom	27
Ecuador	26
Saudi Arabia	26
Panama	16
Portugal	14
China	13
Japan	11
Singapore	7
585
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
Government regulation
We operate in a complex regulatory environment with an extensive and evolving set of federal, state, local and international governmental laws, regulations and other requirements. These laws, regulations and other requirements are promulgated and overseen by a number of different legislative, regulatory, administrative and quasi-regulatory bodies, each of which may have evolving priorities and varying interpretations, judgments or related guidance. These laws, regulations and other requirements will continue to change over time, and we utilize considerable resources on an ongoing basis to monitor, assess and respond to applicable legislative, regulatory and administrative requirements. Despite these efforts, there is no guarantee that we will be successful in our efforts to adhere to all of these requirements and there is no assurance that we will be able to accurately predict the nature, timing, or extent of any changes to these laws, regulations or requirements, or the impact of such changes on the markets in which we conduct business.
If any of our personnel, representatives, third party vendors or operations are found to violate these or other laws, regulations or requirements, we could suffer additional severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additional discussion on certain of these laws, regulations and other requirements is set forth below in this section. Because the healthcare sector, including the dialysis industry, is regularly subject to negative publicity, the announcement or other public disclosure of governmental allegations or investigations and any associated adverse media coverage and political debate, regardless of merit, regarding the dialysis industry generally, or the U.S. healthcare system or DaVita in particular, may adversely affect our reputation and stock price and could impact our relationships and/or contracts related to our business, among other things.
Our business is and we expect that our industry will continue to be subject to extensive and complex federal, state, local and international laws, regulations and other requirements, the scope and effect of which are highly uncertain and difficult to predict. We are also currently subject to various legal proceedings, such as lawsuits, investigations, audits and inquiries by various government and regulatory agencies, as described in Note 15 to the consolidated financial statements, and our operations and activities could be reviewed or challenged by regulatory authorities at any time in the future. In addition, these laws, regulations and other requirements, including interpretations thereof, that govern our business will continue to change over time, and there is no assurance that we will be able to accurately predict the nature, timing or extent of such changes or the impact of such changes on the markets in which we conduct business. For additional detail on risks related to each of the foregoing, as well as the consequences of any violation of applicable laws, regulations or other requirements, see the discussion in Part I Item 1A. "Risk Factors" under the headings "Our business is subject to a complex set of governmental laws, regulations and other requirements...;" and "We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits and other legal matters..."
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
Federal criminal penalties for the violation of the federal Anti-Kickback Statute include imprisonment, fines and exclusion of the provider from future participation in the federal healthcare programs, including Medicare and Medicaid. If any of our current or previous business transactions or arrangements, including but not limited to those described below were found to violate the federal Anti-Kickback Statute, we, among other things, could face such penalties and sanctions, and depending on the nature of the violation, these penalties and sanctions could be material.
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

Stark Law
The Stark Law is a strict liability civil law that prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing Designated Health Services (DHS), from referring Medicare and Medicaid patients to such entities for the furnishing of DHS, unless an exception applies. The types of financial arrangements between a physician and a DHS entity that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The Stark Law also prohibits the DHS entity receiving a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. If an exception to the Stark Law is not satisfied, then the parties to the arrangement could be subject to sanctions. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, civil penalties tied to each service arising out of the prohibited referral, statutory civil penalties against parties that enter into a scheme to circumvent the Stark Law prohibition, civil assessment of up to three times the amount claimed, and potential exclusion from the federal healthcare programs, including Medicare and Medicaid. Furthermore, Stark Law violations and failure to return overpayments timely can form the basis for FCA liability as discussed below.
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

False Claims Act
The federal FCA is a means of policing false claims, false bills or false requests for payment in the healthcare delivery system. In part, the FCA authorizes the imposition of up to three times the government’s damages and civil penalties, plus a substantial fine, which is adjusted annually for inflation, on any person who, among other acts:
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
The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, MA, and other state and federal healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. In addition, under an existing Executive Order, the current administration seeks the right to pursue remedies under the FCA for violations of civil rights laws implicated by inappropriate diversity, equity and inclusion programs. The ACA provides that claims tainted by a violation of the federal Anti-Kickback Statute are false for purposes of the FCA. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.
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
Corporate Practice of Medicine and Fee-Splitting
There are some states in which we operate that have laws that prohibit business entities not owned by health care providers, such as our Company and our subsidiaries, from practicing medicine, employing physicians and other licensed health care providers providing certain clinical services or exercising control over medical or clinical decisions by physicians and potentially other types of licensed health care providers (known collectively as the corporate practice of medicine). These states may also prohibit entities from engaging in certain financial arrangements, such as fee-splitting, with physicians and potentially other types of licensed health care providers. Violations of the corporate practice of medicine, fee-splitting and related laws vary by state and may result in physicians and potentially other types of licensed health care providers being subject to disciplinary action, as well as to forfeiture of revenues from payors for services rendered. Violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license and violating the corporate practice of medicine, fee-splitting and related laws. Some of the relevant laws, regulations, and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation.
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
Privacy and Security
The Health Insurance Portability and Accountability Act of 1996 and its implementing privacy and security regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH Act) (collectively referred to as "HIPAA"), require us to provide certain protections to patients and their health information. The HIPAA privacy and security regulations extensively regulate the use and disclosure of protected health information (PHI) and require covered entities, which include healthcare providers, to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic PHI. These regulations also provide patients with substantive rights with respect to their health information.
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
Various state laws and regulations may require us to notify affected individuals, and U.S. state attorneys general, or other regulators or law enforcement, in the event of a data breach involving certain individually personally identifiable information (PII) without regard to whether there is a low probability of the information being compromised.
The HITECH Act imposed tiered penalties for impermissible use or disclosure of PHI and HIPAA provides for criminal penalties that include fines and imprisonment, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents.
In addition to the protection of PHI, healthcare companies must meet privacy and security requirements applicable to other categories of PII. We may handle employee information, including Social Security Numbers, payroll information, and other categories of sensitive information, to further their employment practices. In processing this additional information, we must comply with the applicable privacy and information security requirements of privacy and data protection laws, consumer protection laws, labor and employment laws, contractual obligations, and publicly-available notices. In addition, federal and state laws governing the use of artificial intelligence and machine learning technologies are evolving. As the regulation of these technologies matures, we may face additional compliance costs and legal risk to our operations.
Outside of the United States, the requirements of applicable privacy and data protection laws and regulations, and any related implementation guidance from and enforcement postures of local country regulators, may present varying implementation and compliance considerations for our local country operations. These include the European Union General Data Protection Regulation (GDPR), the United Kingdom General Data Protection Regulation (UK GDPR), and other non-GDPR laws, such as the Brazilian Lei Geral de Proteção de Dados (LGPD), the Saudi Arabia Personal Data Protection Law and the Data Security Law of the People's Republic of China (DSL), among others. When providing services or using personal data, as defined by these laws and regulations, we must ensure compliance with the applicable legislation and local legal requirements.
The GDPR imposes a comprehensive data protection regime with the potential for regulatory fines as well as data breach litigation by impacted data subjects. Under the GDPR, regulatory penalties may be passed by data protection regulators for up to the greater of 4% of worldwide turnover or €20 million. The UK GDPR carries similar compliance and operational costs, and carries similar fines of up to the greater of £17.5 million or 4% of global turnover. In non-GDPR countries, the cost of non-compliance varies but can also be just as significant as those under the GDPR. For example, the maximum fine for non-compliance with the LGPD is 50 million Brazilian real (approximately $9 million) or 2% of the company’s annual revenue, while the maximum fine for non-compliance with the DSL is RMB 50 million (approximately $7 million) or 5% of the previous year's turnover. In addition to fines, data protection regulators in countries outside of Europe may also impose criminal sanctions as well as other penalties, such as orders to cease processing personal data, orders to delete personal data, or warnings and reprimands.
Privacy and data protection laws are also evolving in the United States, providing for enhanced state privacy rights that are broader than the current federal privacy rights, and may add additional compliance costs and legal risks to our U.S. operations. For example, the California Consumer Privacy Act of 2018 (CCPA), which was significantly amended by the California Privacy Rights Act (CPRA), the Colorado Privacy Act, as well as multiple other states, afford consumers expanded privacy protections. These laws provide for civil penalties for violations, and the CCPA and CPRA provide for a private right of action for data breaches. Additionally, several privacy bills have been proposed both at the federal and state level that may result in additional legal requirements that impact our business. On a related front, states continue to enact laws focusing on consumer health data that are similar to other comprehensive privacy and data protection laws, but impose more stringent consent requirements (e.g., opt-in consent for certain types of processing) for consumer health data. These laws carry statutory damages and in some cases allow for a private right of action, including class action lawsuits. These state privacy and data protection laws (both the comprehensive consumer privacy laws and the health-focused laws) will likely result in broader increased regulatory scrutiny in applicable states of businesses' privacy and security practices, could lead to a further rise in data protection litigation, and will require additional compliance investment and potential business process changes.
In addition to the breach reporting requirements under HIPAA, we are subject to state breach notification laws. Each state enforces a law requiring us to provide notice of a breach of certain categories of sensitive personally PII, e.g. Social Security Number, financial account information, or username and password. If we are impacted by a breach, we must notify affected individuals, state attorney’s general or other agencies within a certain time frame. If we do not provide timely notice with the required content, we may be subject to enforcement activities brought by attorneys general or private actions brought by affected individuals, and remedies including monetary penalties.
We must also safeguard PII in accordance with federal and state data security laws and requirements. These requirements are akin to the HIPAA requirements to safeguard PHI, described above. The Federal Trade Commission (FTC), for example, requires companies to identify reasonably foreseeable risks and implement reasonable and appropriate data security measures in relevant areas of their operations to address such risks, relative to the volume and complexity of the organization and the information it processes. Also, various state data security laws require us to safeguard data with technical security controls and underlying policies and processes. Due to the constant changes in the data security space, we must continuously review and update data security practices to seek to mitigate any potential operational or legal liabilities stemming from data security risks. For additional details on the risks of compliance with applicable privacy and security laws, regulations and standards, see the discussion in Part I Item 1A. "Risk Factors" under the heading "Privacy and information security laws are complex..." For additional information about our assessment of our cybersecurity risks, see the discussion in Part I Item 1A. "Risk Factors" under the heading "If we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks..." and Part I Item 1C. "Cybersecurity."
Integrated Kidney Care, Medicare and Medicaid program reforms and Other Healthcare Regulations
The regulatory framework of the healthcare marketplace continues to evolve as a result of executive orders, presidential memoranda, legislative, regulatory and administrative developments and judicial proceedings, and may therefore be subject to evolving priorities and interpretations over time. These changes shape the landscape for our current dialysis business as well as for emerging comprehensive and integrated kidney care programs. The following discussion describes certain of these changes in further detail.
CMMI Payment Models: As described above, CMS launched payment models through CMMI to evaluate the effects of creating payment incentives for the greater use of home-based dialysis and kidney transplants for those already on dialysis, improve quality of care for kidney patients and reduce expenditures. These models, which were aimed to prevent or delay the need for dialysis and encourage kidney transplantation, included the mandatory ESRD Treatment Choices (ETC) model, and the voluntary Kidney Care First (KCF) and CKCC payment models. The CKCC and KCF programs were formed with the stated goal of helping healthcare providers reduce the cost and improve the quality of care for patients with late-stage chronic kidney disease and ESRD. CMS subsequently terminated the ETC and KCF models as of December 31, 2025. CMS also announced it will extend the CKCC program by one year to end on December 31, 2027. As described above, we have invested substantial resources, and expect to continue to invest substantial resources in the CKCC model as part of our overall plan to grow our integrated kidney care business and value-based care initiatives.
For additional details on the risks related to integrated kidney care and Medicare and Medicaid program reforms, see the discussion in Part I Item 1A. "Risk Factors" under the headings "We invest in strategic and operational initiatives to maintain our business and expand our capabilities...;" and "If we are unable to compete successfully..."
Healthcare Reform, ACA and Related Regulatory and Legal Developments: As a result of changes to the regulatory framework of the healthcare marketplace described above, considerable uncertainty exists surrounding the continued development of the healthcare regulatory and legislative environment including access to healthcare and the availability and affordability of commercial insurance over time. For example, while the ACA and subsequent COVID-era legislation resulted in an increasing number of patients with health insurance, recent legislative and executive actions such as the "One Big Beautiful Bill Act" (OBBBA) or the decision to let enhanced premium tax credits expire at the end of 2025, may ultimately decrease the number of patients with access to health insurance, including Medicare and Medicaid. Our revenue and operating income levels are highly sensitive to the percentage of our patients with higher-paying commercial health insurance and if access to healthcare in significantly altered or if other reforms limiting access to healthcare are enacted in the future, such changes could materially impact our business.
21st Century Cures Act: As described above under the heading "—Medicare Advantage revenue," the Cures Act broadened patient access to certain enhanced benefits offered by MA plans. This change in benefit eligibility has increased the percentage of our patients on MA plans as compared to Medicare Part B plans. In addition, the Cures Act also includes provisions related to data interoperability, information blocking and patient access. For details on the risks associated with these provisions of the Cures Act, see the risk factors in Part I Item 1A. "Risk Factors" under the headings "Our business is subject to a complex set of governmental laws, regulations and other requirements...;" "If we are unable to negotiate and maintain contracts with private payors on competitive terms...;" "We are subject to risks associated with our participation in government healthcare programs.;" and "We operate in a dynamic highly competitive and highly regulated environment..."
Health Plan Price Transparency Rules: Price transparency regulations require most group health plans and health insurance issuers in the group and individual markets to publicly disclose pricing and patient responsibility information. On July 1, 2022, most group health plans and issuers of group or individual health insurance were required to begin publishing machine-readable files that include negotiated rates for all covered items and services with all providers and out-of-network allowed amounts. For plan years that began on or after January 1, 2023, these plans and issuers were required to provide enrollees with consumer-friendly out-of-pocket cost and underlying provider negotiated rate information for an initial list of 500 designated services (which do not include dialysis). For plan years that began on or after January 1, 2024, these plans and issuers were required to provide enrollees with this information for all covered items and services.
In addition to the aforementioned pricing transparency rules, the government has also implemented certain provider-specific transparency requirements that apply to certain types of providers, including DaVita. Under the No Surprises Act, certain providers, including DaVita, are required to develop and disclose a "Good Faith Estimate" (GFE) that details the expected charges for furnishing certain items or services, although the government is currently only enforcing portions of this requirement with respect to uninsured or self-pay patients. Similar to the aforementioned pricing transparency rules, the impact of the GFE requirements on DaVita remains uncertain at this time, in part due to ongoing rulemaking around the No Surprises Act as well as the delayed effective date of certain provisions of the GFE framework, uncertainty around operational timeframes, potential penalties and patient reaction, among other things. For additional details about the risks associated with these requirements, see the discussion in the risk factor in Part I Item 1A. "Risk Factors" under the heading "If we are unable to negotiate and maintain contracts with private payors on competitive terms..."
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
In addition, the healthcare industry in which we operate is subject to extensive regulation and oversight, including antitrust and competition laws enforced by the federal and state authorities. Certain states in which we do business also have certificate of need programs regulating the establishment or expansion of healthcare facilities, including dialysis centers. Furthermore, given the evolving nature of our business, agencies, including but not limited to the Food and Drug Administration, FTC, and HHS's Office of Civil Rights, will continue to introduce and/or enforce existing laws and regulations that we may need to comply with. For additional information of the risks to our business associated with the impact of these and other laws and regulations, see the risk factors in Part I Item 1A. "Risk Factors" under the headings "Our business is subject to a complex set of governmental laws, regulations, and other requirements..." and "If we are unable to compete successfully..."
State laws and initiatives
There have been several state-based policy initiatives to limit payments to dialysis providers or impose other burdensome operational requirements, which, if passed, could have a material adverse impact on our business, results of operation, financial condition and cash flows. For example, in October 2019, a California bill (AB 290) was signed into law that limits the amount of reimbursement paid to certain providers for services provided to patients with commercial insurance who receive charitable premium assistance (reimbursement cap). The implementation of AB 290 has been stayed pending resolution of legal challenges. A trial court issued a decision relating to these challenges to AB 290, which is currently on appeal.
For additional discussion on the risks associated with this Government Regulation section, see the risks described in Part I Item 1A. "Risk Factors."

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
We could be subject to penalties or other consequences if the Office of Inspector General (OIG) or a similar regulatory authority determines that we failed to comply with applicable laws, regulations or requirements, including, among other things substantial monetary penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.
Competition
The U.S. dialysis industry remains highly competitive and is continuously evolving. New and emerging entrants have been entering the kidney healthcare business space and the industry continues to experience pricing and costs pressures, regulatory changes, challenging labor market conditions and ongoing developments in new technologies, treatments and therapies, among other things. In most of the geographical areas in which we operate, there are other facilities that provide dialysis services to those offered by our facilities. In addition, in some markets, some competitors may have greater financial resources, may be better equipped, and may offer a broader range of services than us. Some competitors, including our largest competitor, Fresenius Medical Care, also manufacture their own supplies and equipment, in addition to owning and operating outpatient dialysis centers worldwide, which may, among other things, provide cost advantages to such competitors.
In our U.S. dialysis business, we continue to face competition from large and medium-sized providers, among others, which compete directly with us for limited acquisition targets, for individual patients who may choose to dialyze with us and to engage physicians qualified to provide required medical director services. In addition to these large and medium sized dialysis providers with substantial financial resources and other established participants in the dialysis space, we also compete with new dialysis providers, private equity-backed kidney care providers, individual nephrologists and former medical directors or physicians that have opened their own dialysis units or facilities. Moreover, as we continue our international dialysis expansion into various international markets, we face competition from large and medium-sized providers, among others, for acquisition targets as well as physician relationships. We also experience competitive pressures from other dialysis and healthcare providers in recruiting and retaining qualified skilled clinical personnel as well as in connection with negotiating contracts with commercial healthcare payors and inpatient dialysis service agreements with hospitals.
Acquisitions, developing new outpatient dialysis centers, patient retention and referrals, and referral source relationships, in which such sources understand us to be the clinical and operational leaders in the market, are significant components of our growth strategy. The competition to acquire or develop dialysis centers and for patients is significant. We intend to continue to develop new dialysis centers and maintain relationships with patients and providers, but may not be successful.
As we continue to expand our efforts to grow across the full continuum of kidney care from CKD care to dialysis treatment to transplant facilitation, we also face competition outside dialysis. In the integrated care market, we face competition from other dialysis providers who, similar to DaVita, may be seeking to expand arrangements with payors, physicians and hospitals. We also face competition from non-traditional providers and other entrants in this space, who have made a number of announcements, initiatives and capital raises in areas along the full continuum of kidney care from CKD to dialysis to transplant. These business entities, certain of which command considerable resources and capital, increasingly compete with us in the integrated kidney care market, and they may also focus their efforts on the development of more traditional dialysis competition or the commencement of other new business activities or the development of innovative technologies, drugs or other treatments that could impact the rate of growth of the kidney care patient population or otherwise be transformative to the industry. For additional discussion on these developments and associated risks, see the risk factors in Part I Item 1A. "Risk Factors" under the headings "If we are unable to compete successfully..." and "We invest in strategic and operational initiatives to maintain our business and expand our capabilities..."
Insurance
We are primarily self-insured with respect to professional and general liability, workers' compensation, automobile, property and a portion of our employment liability practice risks, through wholly-owned captive insurance companies. We are also predominantly self-insured with respect to employee medical and other health benefits. We also maintain insurance, excess coverage, or reinsurance for property and general liability, professional liability, directors’ and officers’ liability, workers' compensation, cybersecurity and other coverage in amounts and on terms deemed appropriate by management, based on our actual claims experience and expectations for future claims. Future claims could, however, exceed our applicable insurance coverage. Physicians practicing at our dialysis centers are required to maintain their own malpractice insurance, and our medical directors are required to maintain coverage for their individual private medical practices. Our liability policies cover our medical directors for the performance of their duties as medical directors at our outpatient dialysis centers.
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
We strive to be a community first and a company second, and affectionately call ourselves a Village. To be a healthy Village, we need to attract, develop and retain top talent. To do so, we have implemented strategies that support our mission to be the employer of choice, such as:
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
As of December 31, 2025, we employed approximately 78,000 teammates, including our international teammates, with approximately 72% of our teammates located within the U.S. DaVita teammates volunteered over 70,000 hours throughout the year in service of their communities.
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

Connection & Belonging
We put people at the center of everything we do, which drives our pursuit of a healthier tomorrow. We strive to create an environment that inspires teammates to perform at their best, be their authentic self, and make a difference every day. We are committed to building a team of high-performing teammates and we are proud that we reflect the many communities we serve. We take a collaborative, leader-led approach. Everyone from our front-line teammates to our CEO and Board of Directors plays a role in bringing our culture of connection and belonging to life — it truly does take a Village.
We build strong teams by investing in and prioritizing opportunities for connection. We offer a suite of resources to help our leaders cultivate belonging on their teams, and reduce bias in hiring and talent reviews. We also offer leader training on more complex topics such as how to create trust and safety, respect and value others, and provide consistent support. The fundamentals of creating a culture of belonging are also integrated into new hire onboarding to ensure teammates understand their role in making DaVita a community where everyone belongs.
Over the past several years, our efforts have focused on creating an environment of trust, respect, and support where all belong and flourish. Based on our most recent internal engagement surveys, 85% of our U.S. teammates indicated that they feel a sense of belonging within the DaVita community. Each year we celebrate a Spirit Week and a Week of Belonging, engaging teammates globally with activities and education designed to further strengthen our culture.
As of December 31, 2025, DaVita in the U.S. was composed of 78% women and 59% people of color. As of December 31, 2025, in the U.S. 74% of our managers and 61% of our directors are women, and of our leaders with profit and loss responsibility, 51% are women and 30% are people of color. Our Board of Directors is composed of 44% women and 22% people of color.
Talent Pipeline and Career Development
Growth and economic mobility for our teammates are pillars of our employer-of-choice mission and central to our goal of being known for our distinguished leadership and culture. We remain committed to helping our teammates and leaders grow and increase their earning potential, which we see as a vital component of our strategy. To that end, we continue to build a foundation that catalyzes teammate growth and mobility through a robust pipeline of career development programs.
Our DaVita Ladders program, including Clinical Ladders, remains the foundation for a shared and clear language for growth across the Village. This program is designed to provide clarity, competitive pay, and transparent career journeys to systematically create more effective teammates and grow leaders internally. This past year, we deployed these tools to over 10,000 additional teammates to enhance their opportunities for growth and mobility. We also enhanced the leadership development tools of more than 2,000 field leaders, including through the use of data-backed performance reviews and individualized development plans, which have been met with strong engagement.
Our investment in internal development is translating into tangible career advancement. During the year ended December 31, 2025, we promoted approximately 12,000 direct patient care teammates through this clinical career path. Additionally, approximately 58% of our U.S. managers were promoted from within, a testament to our ongoing commitment to our teammates' success.
In the coming year, we expect to add transformational capabilities to this foundation. Amongst these capabilities will be leveraging artificial intelligence to increase access to personalized development for our teammates, ensuring they have resources to support their career objectives.
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
To attract, retain and grow our teammates, we have a holistic approach to total rewards that includes financial, physical and emotional support. Highlights include, among other things:
•Healthcare benefits including a menu of plan designs and health savings/spending accounts, as well as dental and vision benefits.
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
•Family support programs to our teammates and their families that include family care programs for back-up child and elder care, family planning support for fertility, adoption and surrogacy, and parental leave programs. We also offer a number of scholarships for teammates' children and grandchildren.
•Teammate Assistance Program that offers counseling sessions to all teammates and their household members, along with critical incident support for work related trauma, on both a personal and group level, with access to ten free sessions annually for each household member.
•Free access to Headspace, an application for digital meditation and mindfulness, and referrals/consultations on everyday issues such as dependent care, tutoring, auto repair, pet care, legal support and home improvement.
•Vitality Points, a voluntary wellness incentive program that encourages teammates and their spouses/domestic partners to engage with their provider to manage their overall health. In addition, it allows participating teammates and spouses/domestic partners to earn credits toward their medical premium for getting a biometric screening with a primary care provider, or an age appropriate cancer screening.
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
Teammate Health and Safety
We are committed to promoting a safe and compliant environment for our teammates, particularly in our clinical settings. Our safety programs are designed to proactively identify, prevent and mitigate risk in these settings, prioritizing the health, safety and well-being of both our teammates and patients. We routinely assess facilities to closely monitor adherence to established security and safety standards. We have an electronic audit system that includes monthly OSHA and infection control audits, and biomedical audits are scheduled every six months. The audits are tracked for timely completion and correction of issues found in the audit. In the spirit of our safety culture, we also have an electronic system for capturing adverse clinical events, tracking and trending our clinical effectiveness to identify any opportunities to improve our teammate trainings and enhance our clinical safety systems. Our teammates complete mandatory annual compliance trainings focused on key areas, reflecting our dedication to ensuring the health and safety of our teammates and patients.
For additional information about certain risks associated with our human capital management, see the risk factors in Part I Item 1A. "Risk Factors" under the headings "Our business is labor intensive and if our labor costs continue to rise..." and "Global health conditions, changing population or demographic trends, severe weather events or natural disasters and general economic and political conditions..."

Item 1A.    Risk Factors
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Please read the cautionary notice regarding forward-looking statements in Item 7 of Part II of this Annual Report on Form 10-K under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve risks and uncertainties, including those discussed below, and if any of the following risks or uncertainties develop into actual events or if the circumstances described in the risk or uncertainties occur or continue to occur, they could individually or in the aggregate, have a material adverse effect on our business, cash flows, financial condition, results of operations and/or could materially harm our reputation. The risks and uncertainties discussed below are not the only ones facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material adverse effect on our business, cash flows, financial condition, results of operations and/or could materially harm our reputation.
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
These principal risk and uncertainties relate to, among other things:
Risk Related to External Conditions
•global health conditions, changing population or demographic trends, severe weather or natural disasters and general economic and political conditions;
Risks Related to the Operation of our Business
•the complex set of governmental laws, regulations and other requirements that impact us, including potential changes thereto;
•the various lawsuits, demands, claims, qui tam suits, governmental investigations and audits and other legal matters that we may be subject to from time to time;
•the number or percentage of patients with higher-paying commercial insurance and our ability to negotiate and maintain contracts with private payors on competitive terms;
•our participation in government healthcare programs, including Medicare, Medicare Advantage, Medicaid and the Department of Veterans Affairs;
•our business is labor intensive and we may experience increases in labor costs, our ability to attract and retain key leadership talent or employees, or union organizing activities;
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
Risks Related to Competition, Business Strategy Growth, Information Systems and New Technologies
•our ability to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors;
•our acquisitions, mergers, joint ventures, noncontrolling interest investments or dispositions;
•our ability to successfully implement our strategic and operational initiatives, including with respect to integrated kidney care, value-based care and home-based dialysis;
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
•our ability to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely, including, without limitation, our clinical, billing and collections systems, and our ability to adhere to federal and state data sharing and access requirements and regulations, and successfully adopt or adapt to new technologies;
General Risks
•our current or future level of indebtedness, including, without limitation, our ability to generate cash to service our indebtedness and for other intended purposes and our ability to maintain compliance with debt covenants;
•our goals and disclosures related to environmental, social and governance (ESG) matters;
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
Risks Related to External Conditions
Global health conditions, changing population or demographic trends, severe weather events or natural disasters and general economic and political conditions, all of which are highly uncertain and difficult to predict, could have a material adverse impact on our business.
We continue to be impacted by external conditions, including, but not limited to, those related to general economic, political and global health conditions, changing population or demographic trends and severe weather events or natural disasters. These conditions can impact our business in a variety of ways, including, among other things, by affecting our patient census, treatment volumes and operating and other costs as further set forth below. These conditions are generally outside of our control and none of which we can reasonably predict and are interrelated or have interdependent complex consequences. As a result, the ultimate impact of these conditions on our business over time will depend on a myriad of future developments and is highly uncertain and difficult to predict. These conditions or developments may heighten many of the other risks and uncertainties discussed herein and are particularly heightened for our patients in part because individuals with chronic illness may be more susceptible to the adverse effects of global health conditions and also because any natural or other disaster, political instability or adverse weather event that disrupts or limits the operation of any of our centers or other facilities or services may delay or otherwise impact the critical services we provide to dialysis patients.
We continue to invest in initiatives designed to help mitigate cost and volume pressures that may develop, including as a result of these external conditions or developments. There can be no assurance that we will be able to continue to successfully execute these initiatives, that they will achieve expectations or succeed in helping offset the impact of these challenging conditions or that any mitigation efforts are possible. Any failure on our part to implement potential initiatives to mitigate these pressures, adjust our business operations in this manner in accordance with applicable legal, regulatory or compliance requirements or to adjust to other marketplace developments or dynamics, could adversely impact our ability to provide dialysis services or the cost of providing those services to our patients, among other things, and ultimately could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
Global health conditions and changing population or demographic trends
Global health conditions may adversely impact our patient census and treatment volumes. For example, severe flu seasons and the ongoing incidence of other infectious diseases such as COVID-19 in recent years have driven elevated mortality in our patient population, which has in turn had a negative impact on treatment volume. The negative perception of vaccinations in the U.S. has exacerbated these risks. To the extent that these and other global health conditions such as any future severe flu seasons, global health crises, pandemics or epidemics drive sustained elevated mortality levels in the overall ESKD or CKD populations, we may experience adverse impacts on our new-to-dialysis admission rates, treatment volumes, future revenues and non-acquired growth, among other things. Other trends in health conditions and changing population or demographic trends may also impact overall ESKD growth rates and our associated treatment volumes, including, among others, the growth and aging of the U.S. population, changing U.S. immigration levels, the availability of transplant opportunities, incidence rates for diseases that cause kidney failure such as diabetes and hypertension, or growth rates of minority populations with higher-than-average incidence rates of ESKD. Any decrease in growth rates for the ESKD or CKD patient population, higher mortality rates for dialysis patients or other reductions in demand for dialysis treatments, if sustained or significant, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Severe weather events or natural disasters
Severe weather events or natural or other disasters such as hurricanes, earthquakes, fires or flooding that damage, destroy or limit access to our facilities or impact our key suppliers or service providers could adversely impact our operations. In the past, such severe weather events or natural disasters impacting us or our suppliers have adversely impacted our patient census and treatment volumes and led to increased costs including, among other things, supply costs. If we experience such events or natural disasters in the future, we may face similar or greater risks, including among other things, potential limitations on our ability to admit new patients or provide dialysis treatments or clinical laboratory services, or potential threats to the safety of our teammates or patients at any of those locations. Such events may also require substantial expenditures and recovery time or could lead us to face other adverse consequences, including, without limitation, the potential loss of data, including protected health information (PHI) or personally identifiable information (PII), or subject us to compliance or regulatory investigations. These impacts, in the aggregate, could materially adversely impact our business, results of operations and financial condition, and could materially harm our reputation.
Severe weather events or natural disasters could also strain global supply chains to the extent such events result in equipment and clinical supply shortages, disruptions, delays or associated price increases. Because we are a nationwide provider, certain of our facilities, clinics or key suppliers are in areas that may be more susceptible to such effects and risks. For example, our clinical laboratory is in Florida, a state that has in the past experienced and may in the future experience hurricanes. These effects and risks may be further intensified by what has been documented as an increased risk of severe weather events. If the frequency, intensity and widening potential geographic scope of natural or other disasters or adverse weather events increase, we may face increased costs associated with operating our clinics, potential interruptions to and changes in our clinical and business operations, and increased compliance or regulatory risk to the extent laws or regulations are adopted in response to the increasing frequency of such events. These increased costs may include, without limitation, costs for energy, supplies of water, or pharmaceuticals or other supplies necessary to the operations of our clinics.
General economic conditions
Certain economic conditions, including, among others, geopolitical and global economic volatility and instability, inflationary conditions and interest rate volatility, fluctuations in foreign currency exchange rates or regulatory requirements, trade disputes, labor supply shortages and other challenging labor market conditions have continued to put pressure on our existing cost structure, including among other things, staffing, labor and supply costs. We expect that certain of those increased costs will persist in the near term as inflationary and supply chain pressures and challenging labor market conditions continue. If these conditions continue for a prolonged period of time or if new adverse conditions emerge, we may experience increased labor and supply costs at a rate that outpaces Medicare or any other rate increases we may receive, and we may experience equipment and clinical supply shortages, disruptions, delays or associated price increases that could impact our ability to provide dialysis services or the cost of providing those services or adversely impact our ability to execute on our other strategic initiatives, among other things.
If adverse economic conditions lead to a period of extended or increased job losses in the U.S., it could ultimately result in a smaller percentage of our patients being covered by an employer group health plan, a larger percentage being covered by lower-paying government insurance programs or being uninsured or underinsured, and an increase in uncollectible accounts independent of whether general economic conditions subsequently improve. The extent of these effects will depend upon, among other things, the extent and duration of any economic deterioration or potential recession and any resultant increased unemployment levels for our patient population, and the ability of our patients to retain existing insurance and their individual choices with respect to their coverage, all of which are highly uncertain and difficult to predict. If these adverse economic conditions persist or remain uncertain for an extended period of time, and associated adverse impacts on our revenues and financial results may be material and may in turn lead us to incur future charges to recognize impairment in the carrying amount of our goodwill and other intangible assets.
The aforementioned impacts may also drive an increased need for additional liquidity funded by accessing existing credit facilities, raising new debt in the capital markets, or other sources, and we may seek to refinance existing debt, which may be more difficult or costly in an uncertain or declining economic environment.

Political conditions
Political conditions may create additional risk and further intensify the impacts described above, including, among other things, global conflicts, as well as the changing U.S. political conditions that have driven changes in trade, tariff, monetary, healthcare, immigration and other policies by governmental authorities in the United States and across the globe. For example, the current administration in the United States has implemented policies and issued guidance that include: tariff and trade policies that have led to increased volatility in the global trade market; staff reduction policies at key agencies such as the Department of Health and Human Services and the Centers for Medicare & Medicaid Services (CMS) that may among other things, result in delays in Medicare enrollment, coverage verification, licensing and credentialing approval and may limit the availability of administrative and legal support that, among other things, delays claims resolution or similar processes; immigration policies that may adversely impact the labor market and treatment volume to the extent that such policies adversely impact access and availability to healthcare; and health policies and guidance related to the availability, use and adherence of vaccines, treatments and therapies; and other changes that may impact new-to-dialysis admission rates, treatment volumes, future revenues and non-acquired growth, among other things.
Any or all of the external conditions or developments discussed above, as well as other consequences of these conditions or developments, many of which are beyond our control and none of which we can reasonably predict, could have a material adverse effect on our patients, teammates, physician partners, suppliers, business, results of operations, financial condition and/or cash flows or materially harm our reputation.
Risks Related to the Operation of our Business
Our business is subject to a complex set of governmental laws, regulations and other requirements and any failure to adhere to those requirements, or any changes in those requirements or in federal or state legislation or regulations, could have a material adverse effect on our business, and operations, and in some circumstances, could materially harm our reputation.
We operate in a complex regulatory environment with an extensive and evolving set of federal, state and local governmental laws, regulations and other requirements, including executive orders, that apply to us and shape the competitive environment in which we operate. These laws, regulations and other requirements are promulgated and overseen by a number of different legislative, regulatory, administrative, and quasi-regulatory bodies, each of which may have evolving priorities and varying interpretations, judgments or related guidance. Each of these laws, regulations and other requirements are continuously changing, and we utilize considerable resources on an ongoing basis to monitor, assess and respond to applicable legislative, regulatory and administrative requirements. Despite these efforts, there is no guarantee that we will be successful in our efforts to adhere to all of these requirements and there is no assurance that we will be able to accurately predict the nature, timing or extent of any changes to these laws, regulations or requirements or the impact of such changes on the markets in which we conduct business.
If any of our personnel, representatives, third party vendors or operations are found to violate any of these or other laws, regulations or requirements, we could suffer severe consequences that could have a material adverse effect on our business, results of operation, financial condition and cash flows. Any future penalties, sanctions or other consequences could be more severe in certain circumstances if any regulatory authority determines that we knowingly or repeatedly failed to comply with laws, regulations or requirements that apply to our business. Because the healthcare sector, including the dialysis industry, is regularly subject to negative publicity, the announcement or other public disclosure of governmental allegations or investigations and any associated adverse media coverage and political debate, regardless of merit, regarding the dialysis industry generally, or the U.S. healthcare system or DaVita in particular, may adversely affect our reputation and stock price and could impact our relationships and/or contracts related to our business, among other things. See Note 15 to the consolidated financial statements included in this report for further details regarding certain pending legal proceedings and regulatory matters to which we are or may be subject from time to time, any of which may include allegations of violations of applicable laws, regulations and requirements.
Changes to the complex and dynamic regulatory environment in which we operate can alter the regulatory framework of the healthcare marketplace and shape the competitive landscape for our current dialysis and ancillary businesses as well as for comprehensive and integrated kidney care markets. Such changes may require us to shift strategic priorities and initiatives to successfully compete. These changes may take the form of executive orders, presidential memoranda, legislative, regulatory and administrative developments and judicial proceedings, and may therefore be subject to evolving priorities and interpretations over time. As a result, considerable uncertainty exists surrounding the continued development of the healthcare regulatory and legislative environment including access to healthcare and the availability and affordability of commercial insurance over time. As an example, while the ACA and subsequent COVID-era legislation, including the enhanced premium tax credits offered for ACA exchange enrollment, resulted in an increasing number of patients with health insurance, recent legislative and executive action such as the One Big Beautiful Bill Act (OBBBA) or the decision to let those enhanced premium tax credits expire at the end of 2025 may ultimately decrease the number of patients with access to health insurance, including Medicare and Medicaid. If access to healthcare is significantly altered or if other reforms limiting access to healthcare are enacted in the future, such changes could materially impact our business. Similar uncertainty surrounds government pilot programs and innovative payment models, healthcare reform measures and/or other changes or extensions to laws, regulations and other requirements at the federal and/or state level that govern our business. We have invested significant resources to adapt to any such changes or developments in the healthcare marketplace, and subsequent modifications, terminations or other developments may require additional investment or result in losses. For example, as described below in the risk factor under the heading "We invest in strategic and operational initiatives to maintain our business and expand our capabilities...", we have made substantial investments in and dedicated resources to our integrated care business, value-based care initiatives and home-based dialysis business to address regulatory developments that include innovative payment models, and these investments are subject to risk in the event the regulatory environment changes and we do not or cannot adequately adapt to such changes. More broadly, changes to the overall business and regulatory landscape, including, for example, changes related to the antitrust and competitive environment, also may require us to evaluate and adapt our operations or otherwise impact our business and ability to grow through acquisitions.
Legislative and regulatory initiatives may also have an impact on our business. For example, there have been several state initiatives to limit payments to dialysis providers, impose other burdensome operational requirements or prescribe wage levels. We may continue to face other similar proposed regulations or legislation or ballot initiatives in various states in future years, which could cause us to incur substantial costs to oppose any such proposed requirements or measures, impact our dialysis center development plans, and if passed and/or implemented, could materially reduce our revenues and increase our operating and other costs, adversely impact dialysis centers across the U.S. making certain centers economically unviable, lead to the closure of certain centers, restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage and reduce the number of patients that select commercial insurance plans or Medicare Advantage (MA) plans for their dialysis care, among other things.
Any failure on our part to adequately adjust to any laws, regulations, or other permits applied to us, as well as the cumulative impact of any limitations, burdens or prescriptions imposed by any such initiatives that are passed into law, could, among other things, erode our patient base or reimbursement rates, and otherwise have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation.
To the extent that the information above describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions that are referenced. For additional information, see Part I Item 1. "Business" under the heading "Government Regulation."
We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits and other legal matters, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price and could materially harm our reputation.
We operate in a highly regulated industry, including, among other things, through our participation in government-sponsored healthcare programs and as a government contractor. As a result, we are, and may in the future be, subject to investigations and audits by governmental agencies, private civil qui tam complaints filed by relators and other lawsuits, demands, claims, legal proceedings and/or other actions alleging our failure to comply with a rule, regulation, law or practice of medicine. We are, and may be in the future, subject to audits from the government concerning the billing for our patient. If, following the conclusion of any audit, the government were to require us to refund amounts and/or modify our business practices, and such amounts or changes are significant, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. The healthcare industry is highly visible and politically charged, and any allegation against us, our personnel, representatives, third party vendors, or operations in such matters or matters that involve patients suffering adverse health outcomes, may materially harm our reputation and stock price, and materially impact our relationships and/or contracts related to our business, among other things.
Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings, as well as defending ourselves in such matters, will continue to require management's attention and cause us to incur significant legal expense. Negative developments, findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future legal or regulatory matters, or that have been forced upon us, could result in, among other things, harm to our reputation, substantial financial penalties or awards against us, substantial payments made by us, required changes to our business practices, impacts on our various relationships and/or contracts related to our business, exclusion from future participation in Medicare, Medicaid and other healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with governmental investigations. Other than as may be described in Note 15 to the consolidated financial statements included in this report, we cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price, and could materially harm our reputation.
If the number or percentage of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
A substantial portion of our U.S. dialysis patient service revenues are generated from patients on commercial plans who have private payors as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. As such, our revenue and net income levels are sensitive to the number of our patients with higher-paying commercial insurance coverage and the percentage of our patients under higher-paying commercial plans relative to government-based programs. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. Depending on the extent of a reduction in the share of our patients covered by commercial insurance plans, it could have a material adverse impact on our business, results of operations, financial condition and cash flows.
Commercial insurance is generally available through direct insurance coverage, employer health plans or through the ACA exchanges. As a result, the availability and affordability of such insurance, and accordingly the number of patients with commercial insurance, is affected by changes in the economic and political landscape that may affect employment status, the ability of employer health plans to offer commercial insurance and to avoid offering commercial insurance, and changes to laws, rules and regulations that impact the healthcare marketplace, including, among other things, the ACA exchanges. For example, the expiration of certain enhanced premium tax credits available to patients who purchase health insurance on the ACA exchanges is expected to have an adverse impact on the affordability of commercial insurance plans, leading to a smaller percentage of patients covered by such plans. This may, in turn, result in more patients shifting to Medicare or becoming uninsured, further decreasing the percentage of patients covered under commercial insurance plans.
The availability and affordability of commercial insurance may also be impacted by rulemaking and legislative efforts at both the federal and state level regarding the use of charitable premium assistance for ESRD patients. For example, if implemented in its proposed form, certain provisions of California bill (AB 290), including the amount of reimbursement paid to certain providers for services provided to patients with commercial insurance who receive charitable premium assistance (reimbursement cap), could have negative consequences on the ability of patients to afford commercial coverage, which may in turn adversely impact our business, results of operations, financial condition and cash flows. If AB 290 or similar bills are introduced and implemented in other jurisdictions or if CMS or another regulatory agency or legislative authority issues new rules or guidance that challenges or restricts charitable premium assistance, organizations that provide charitable premium assistance may choose to withdraw from such jurisdictions, which may make it difficult for patients to obtain, or continue to receive, or receive for a limited duration, such financial assistance. In turn, this may limit the ability of patients to obtain and maintain optimal insurance coverage, which could ultimately lead to a reduction in the number of our patients covered under commercial insurance plans. The aggregate impact of any rulemaking or legislative efforts that results in a reduced number of our patients covered under commercial insurance plans could have a material adverse effect on our business, results of operation, financial condition and cash flows.
If we are unable to negotiate and maintain contracts with private payors on competitive terms, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We continuously negotiate existing and potential new agreements with private payors who aggressively negotiate terms with us, and we can make no assurances that these negotiations will result in agreements on competitive terms or at all, nor can we accurately predict the timing of any potential rate changes resulting from these negotiations. Our negotiations with private payors may relate to commercial fee-for-service contracts, value-based care (VBC) contracts and MA agreements. A material portion of both our commercial revenue and MA revenue is concentrated with a limited number of private payors, and any changes impacting our highest paying private payors or our relationships with these payors will have a disproportionate impact on us. We have in the past, and we currently are, renegotiating many significant agreements with large private payors at the same time, which further increases this risk.
Our negotiations with payors and the related affordability and accessibility of health plan coverage for our patients occurs in a highly competitive, dynamic and complicated environment that is influenced by numerous factors, including, among other things, increasing consolidation amongst commercial payors, new business activities of commercial payors that may overlap or impact with the provider space, legislative or regulatory changes such as recent price transparency regulations, as well as general conditions in the political and economic environment. As a result, we cannot predict the ultimate result of our negotiations with payors or any future changes to patient benefits by group health plans or health insurance issuers in the group and individual markets. If we are unable to negotiate and maintain contracts with private payors on competitive terms or at all, including, without limitation, as set forth below, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Rates and Network
We negotiate reimbursement rates as part of these discussions, and we continue to experience downward pressure on some of our rates with private payors as a result of the aforementioned and other general conditions in the market and political environment, including, among other things, as employers seek to shift to less expensive options for medical services, as commercial payors dedicate increased focus on dialysis services and, in the case of MA plans, as pressures to reduce government spending impact MA rates paid to these private payors. These negotiations may therefore result in decreases in contracted rates, may result in termination or non-renewals of existing agreements, or may adversely impact the scope and duration of coverage and in-network benefits available to our patients, among other things. If we fail to maintain contracts with payors and other healthcare providers with competitive or favorable terms, this may in turn lead to reductions in the number of our patients that are covered by commercial plans. In addition, if we fail to accurately estimate the price for or manage our medical costs in an effective manner, whether due to inflationary pressures or otherwise, such that the profitability of our commercial, MA or other value-based products is negatively impacted, the cumulative effect of these negotiations could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation.
Plan Design and CPA
We also negotiate or are subject to provisions related to reimbursement for the scope of services that we provide, including relative to products on and off the healthcare exchanges, among other things. Certain payors have been attempting to design and implement plans that restrict or limit coverage for treatment needed by ESRD patients in the commercial market. Among other things, these restrictive plan designs seek to limit the duration and/or the breadth of ESRD benefits, limit in-network providers, set arbitrary provider reimbursement rates, or otherwise restrict access to care, all of which may result in a decrease in the number of patients covered by commercial insurance or the reimbursement rate for ESRD services. Payors have also disputed the scope and duration of ESRD benefit coverage under their plans, and, among other things, have required patients to seek Medicare coverage for ESRD treatments. If commercial or employer group health plans seek to implement or utilize plan designs that discourage or prevent ESRD patients from retaining their commercial coverage, during upcoming open enrollment periods or otherwise, it may lead to a decrease in the number of patients with commercial plans, the duration of benefits for patients under commercial plans and/or a decrease in the payment rates we receive. The ultimate impact of these plan design provisions, and any related negotiations, remains uncertain as we and payors continue to adapt to changes in the legislative and judicial environment, such as the Supreme Court’s decision in Marietta Memorial Hospital Employee Health Benefit Plan, et al. v. DaVita Inc., et.al. (Marietta) and the removal of objective time and distance standards for network adequacy for outpatient dialysis centers. With respect to Marietta, there remains uncertainty as to, among other things, whether and to what extent payors, including employer group health plans, third party administrators and out-of-network payors, may seek to design and implement plans to restrict access to or limit reimbursement for ESRD treatments in light of the decision; the results of proposed and pending legislative responses to the decision; how courts will interpret other anti-discriminatory provisions in Employee Retirement Income Security Act of 1974, as amended and the Medicare Secondary Payor Act that may apply; whether there could be other potential negative impacts of the decision and any resultant employer plan behavior on our payor mix or the number of our patients covered by commercial insurance; and the timing of each of these items.
Certain payors have challenged the ability of ESKD patients to utilize assistance from charitable organizations for the payment of premiums, including, through litigation and other legal proceedings. Certain payors have also incorporated policies into their provider manuals limiting or refusing to accept charitable premium assistance from non-profit organizations, such as the American Kidney Fund (AKF). These and other efforts by payors to restrict eligibility and affordability of commercial health plans and dialysis coverage thereunder could impact the number of our patients who are eligible to enroll in, and remain on, commercial insurance plans, including plans offered through healthcare exchanges.
We are subject to risks associated with our participation in government healthcare programs.
We participate in various federal, state and local government healthcare programs, and a substantial portion of our dialysis revenues are generated from patients who have Medicare or MA as their primary payor. As a result, we are subject to risks associated with participation in these programs as further described below. These risks relate to, among other things, changes or shortfalls in program funding and reimbursement rates, changes in legislative or administrative regulations or guidance, and government audits and investigations. Each of these risks are also subject to fluctuations in the political environment such as changing political dynamics, disruptions in federal government operations and federal budget sequestration cuts. In addition, our participation in these government healthcare programs subjects us to risks associated with routine, regular and special governmental investigations, audits, reviews and assessments and any potential associated adverse consequences as further described in the risk factor under the heading "We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits and other legal matters..."
Medicare ESRD Prospective Payment System
Dialysis treatment reimbursement payments for patients with Medicare coverage are currently made under a single bundled payment that presents certain unique operating and financial risks. The bundled payment provides for a fixed payment rate to encompass all goods and services provided during the dialysis treatment that are related to the treatment of dialysis, subject to certain adjustments (the ESRD Prospective Payment System (PPS)). Most lab services are also included in the bundled payment. Rates and bundled payments under the ESRD PPS are subject to adjustment from time to time based on a number of factors and may not cover our costs thereby having an adverse impact on our revenues. Risks for adjustment include modifications for new drugs, services, treatments, labs or medical equipment and supplies are added to the ESRD bundle or changes based on external data such as time on treatment. Each of these and other similar adjustments to the ESRD PPS may have either a positive financial effect or a negative one depending on whether the government adequately addresses the costs borne by dialysis facilities. Any failure to adequately calculate or fund the costs associated with these items or a material reduction in reimbursement under the ESRD PPS could have a material adverse effect on our business, results of operations, financial condition and cash flows.
CMS or its contractors could also implement other new payment provisions, change interpretations of existing regulations, or impose new data reporting requirements that limit our ability to be paid for services or increase our operational costs, and commercial insurers could in turn adopt similar limitations. Additionally, failures in our clinical and operational processes or systems could lead to inaccurate data reporting to CMS or other data integrity issues with respect to the reported information, potentially resulting in overpayment and potential associated liabilities, penalties, and reputational harm.
Medicare Advantage
We contract with commercial payors that administer MA plans to provide their members with Medicare Part A, Part B and/or Part D benefits. Our MA business presents similar operating, clinical and financial risks as those related to the bundled payment system, which include, without limitation, the risk that CMS sets annual reimbursement rates or modifies risk adjustment methodologies for MA plans that in turn lead commercial payors to seek to reduce their negotiated rates with us and/or fund us less for services rendered, the risk that we are found not to be compliant with applicable MA requirements, inclusive of MA marketing and education requirements and restrictions, as well as the risks that we are found not be compliant with our contractual terms with associated plans, particularly as our initiatives associated with MA (including chronic condition special needs and dual eligible special needs plans) continue to evolve and progress. Failure to do so could result in termination of agreements with plans as well as enforcement by state and federal agencies for violation of insurance, consumer protection and fraud and abuse laws and regulations, among other things.
Legislation and other administrative, regulatory and executive developments may result in modifications to these programs, including those described above, which require us to adapt to our business to comply with such regulations or compete in the post-change environment. Any failure on our part to adequately adapt to these or any other changes or developments related to the Medicare ESRD or MA programs could have a material adverse effect on our business, results of operations, financial condition, cash flows, and could materially harm our reputation.
Medicaid Programs and Department of Veterans Affairs (VA)
Primary coverage for a significant number of our patients also comes from state Medicaid programs partially funded by the federal government, and we have patients covered by other non-Medicare government-based programs, such as coverage through TRICARE and the VA. As state governments and other governmental organizations face increasing financial hardship and budgetary pressure, including as a result of changes in the political environment, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs.
State Medicaid programs are increasingly adopting Medicare-like bundled payment systems, but sometimes these payment systems are poorly defined and are implemented without any claims processing infrastructure, or patient or facility adjusters. These programs may also have complex eligibility requirements that vary across states, including states that may require citizen enrollees to provide documented proof of citizenship, as well as recent requirements in the OBBBA that introduce work requirements for certain “able-bodied” adult beneficiaries, among other things, which could negatively impact our patient based with an ESRD disability. On balance, these eligibility requirements are part of an overarching phase down of federal Medicaid expenditures in the OBBBA, along with provisions such as higher cost-sharing for certain patients and limitations on state funding mechanisms, known as provider taxes and state-directed payments. If these and other changes result in decreased patient volumes and revenue, substantially reduced Medicaid payments, reduction or delay in receipt of payment for dialysis and related services or increased costs for submitting claims or otherwise managing Medicaid program patients, it could have a material adverse impact on our business, results of operations, financial condition and/or cash flows.
We also contract with the VA to provide dialysis services under a National Dialysis Service Contract (NDSC). Since 2013, the VA has maintained a pricing methodology linked to the Medicare PPS bundle as part of their NDSC with the Company. In compliance with Federal Acquisition Requirements, our current agreement with the VA provides the VA with the right to terminate the contract without cause on short notice, among other things. Should the VA not renew or cancel our current contract for any reason or if we are unable to negotiate favorable terms of a new contract to provide services to the VA following expiration of the current agreement, we may be required to cease accepting patients under this program and may be forced to close centers or experience lower reimbursement rates, among other things, which in the aggregate could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation.
Our business is labor intensive and if our labor costs continue to rise or if we are unable to attract and retain employees or key leadership positions, it could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
Our business is labor intensive, and our financial and operating results have been and continue to be sensitive to variations in labor-related costs, productivity and the number of pending or potential claims against us related to labor and employment practices. With pressure on increasing hourly wages across many states and the general state of economic pressure, we face increasing labor costs generally, including through elevated compensation levels to our teammates, and we continue to face increased labor costs and difficulties in hiring skilled clinical personnel, including nurses, due to nationwide shortages of such which have been exacerbated by current macroeconomic conditions and a challenging labor market, particularly in healthcare. The ultimate duration and extent of these increased costs will depend on current macroeconomic and political conditions and ancillary impacts on the labor market, among other things. For example, to the extent that general elevated inflationary or other wage pressures continue, this may in turn increase our labor and supply costs at a rate that outpaces Medicare, or any other rate increases we may receive.
We compete for nurses and nurse practitioners (NPs) with hospitals and other healthcare providers, and the ongoing nursing shortage may limit our ability to expand our operations. Furthermore, changes in certification requirements for nurses may impact our ability to maintain sufficient staff levels, including to the extent our teammates are not able to meet new requirements, and limitations on what services can be provided or oversight required of NPs, could limit our ability to expand our kidney care services in both integrated kidney care (IKC) and kidney care, among other things. In addition, if we experience a higher-than-normal turnover rate for our skilled clinical personnel or if we fail to effectively operationalize, scale and provide sufficient clinical oversight for new initiatives or pilot programs, our operations, operating expenses, including training costs, and treatment growth may be negatively impacted.
We also face competition in attracting and retaining talent for key leadership positions that are responsible for developing and executing the Company's business strategy and operational initiatives. Increased competition for top leadership talent in our industry and general marketplace conditions, including recent negative publicity and events surrounding the healthcare industry, could also impact our ability to attract and retain qualified leaders. If we are unable to attract and retain qualified individuals, including with respect to our leadership team, we may experience disruptions in our business operations, including, without limitation, our ability to achieve our strategic goals.
These factors could, individually or in the aggregate, have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
If union organizing or other activities, including, among others, governmental laws, rules, regulations or ballot initiatives, result in significant increases in our operating costs, decreases in productivity or impose additional requirements or limitations on our operations or profitability, it could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
Our industry has experienced increased union organizing activities and ongoing union organizing activities at our facilities could continue or increase due to, among other things, political or other efforts at the national or local level. Union petitions have been filed at a number of our clinics in California. While we have won some elections, we are in different stages of the voting process and have been subject to legal challenges. We also have experienced a week-long attempted union-related work stoppage in some of these clinics, which subsequently concluded and did not impact our ability to provide patient care. Regardless of the outcome of any particular election in any particular state, other teammates at other clinics may file similar petitions in the future, and these petitions, if filed, may lead to additional elections. If a significant portion of our teammates were to become unionized, we could experience, among other things, potential additional work stoppages or other business disruptions; adverse impacts to our financial results due to the costs of bargaining or implementing a grievance procedure and processing grievances; decreases in our operational flexibility and efficiency; or negative impacts on our employee culture.
We have been subject to targeted corporate campaigns by union organizers, which resulted in us expending substantial resources. Such targeted campaigns and associated expenses may continue in the future. We may also continue to face state or local ballot initiatives sponsored or promoted by union organizers, which, if passed, could impose additional requirements or limitations on our operations or profitability.
Any of the foregoing events or circumstances, including our responses to such events or circumstances, could individually or in the aggregate have a material adverse effect on our employee relations, treatment growth, productivity, business, results of operations, financial condition and cash flows and could materially harm our reputation.
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
We have significant suppliers that provide key clinical and other supplies to us, with a substantial portion of our total vendor spend concentrated with a limited number of third party suppliers. Our suppliers may experience prolonged supply chain disruptions due to macroeconomic conditions, global events, geopolitical instability, trade disputes, natural disasters or severe weather events, product recalls, logistical challenges, fluctuations in foreign currency exchange rates, varying regulatory requirements or other shortages or disputes, and we may not be able to find adequate alternative sources for these products or services on a timely or cost-effective basis. As a result, we may experience material price increases from these suppliers or otherwise in connection with our actions to secure needed products that we are unable to mitigate; certain drugs that we purchase from our suppliers may not be reimbursed or not adequately reimbursed by commercial or government payors; or if we may be unable to secure new or existing products, including pharmaceuticals at competitive rates and within the desired time frame. If our significant suppliers do not meet our needs for the products they supply, it could, due to our contract terms or otherwise, require us to make significant operational changes, could among other things, negatively impact our ability to effectively provide the services we offer or negatively impact our ability to effectively execute certain important corporate functions, and could materially increase certain of our costs, and could otherwise have a material adverse impact on our business, results of operations, financial condition and cash flows and materially harm our reputation.
We have experienced service disruptions relating to key business functions and supply chain shortages with respect to certain of our equipment and clinical supplies, including critical clinical and other supplies. For example, after a severe weather event in September 2024 damaged a supplier’s manufacturing plant and halted production of critical clinical products, we implemented responsive operational measures to maintain continuity of care for our patients, which resulted in increased expense and slowed growth of our home-based dialysis business in 2024 and the early portion of 2025. We continue to assess the balance of efficiency and resilience in evaluating our third-party vendor strategy and the risk of future supply chain shortages or service disruption. Any of these risks could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation.
We are subject to the risk associated with our increased reliance on third party service providers, which could lead to loss of control over critical services, potential termination or disruption of service, and challenges in securing timely or cost-effective alternative sources, any of which could have material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
We have significant third party service providers that perform key functions for us, including, among others, claims processing, financial accounting, and information technology functions, and we have increased our use of certain third party service providers in recent years. We rely on these third party service providers to provide important and required services, and this reliance subjects us to risks arising from the loss of control over these services, changes in pricing that may affect our operating results, and potentially, termination or disruption of the provision of these services by our providers. There can be no assurance that third party service providers will provide, or will continue to provide, the services that we require, or that substitute services, or alternative service providers, can be identified or transitioned to on a timely or cost-effective basis or at all. In certain cases, there may be a limited number of viable alternate service providers that have the capacity or capability to offer these services.

Changes in clinical practices, payment rates or regulations impacting pharmaceuticals and/or medical equipment or supplies could have a material adverse effect on our business, results of operations, financial condition, and cash flows and materially harm our reputation.
Medicare bundles certain pharmaceuticals and the use of certain medical equipment and supplies into the ESRD PPS payment rate at industry average doses and prices. Variations above the industry average may be subject to partial reimbursement through the PPS outlier reimbursement policy. As a result, our ability to obtain sufficient reimbursement levels for the care we provide depends in part on changes to industry averages or increased utilization of certain pharmaceuticals whose costs are included in a bundled reimbursement rate. We are therefore subject to risks relating to potential drivers of changes to these industry averages or utilization rates, including among other things, changes in physician prescribing practices, including in response to the introduction of new drugs, treatments or technologies, changes in best and/or accepted clinical practice, changes resulting from the use of artificial intelligence to support clinical practices, changes in private payor or governmental payment criteria or changes in administration policies regarding pharmaceuticals and/or devices. If we are unable to preserve our margins per treatment or are not otherwise able to obtain adequate reimbursement for the services we provide, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Regulations and processes impacting reimbursement for pharmaceuticals and/or devices and any changes thereto could similarly affect our operating results. Among other things, as new kidney care drugs, treatments or technologies, medical equipment or supplies are introduced over time, we expect that the use of transitional payment adjustments to incorporate certain of these items as defined by the CMS policy into the bundled Medicare Part B ESRD payment may lead to fluctuations in associated levels of operating income and risk that the reimbursement levels of such drugs, treatments or technologies may not adequately cover our cost to obtain the item or other associated costs. Drivers of these risks include, among other things, the risk that CMS may not provide adequate funding in the Medicare Part B ESRD payment in the transitional or post-transitional period or that such items are not covered by transitional add on pricing, in which case there may be less clarity on the reimbursement. For example, under current CMS regulation, certain oral-only drugs were paid separately under Medicare Part D until January 1, 2025, at which time they were incorporated in the ESRD bundled payment. We cannot predict, at this time, whether CMS' TDAPA amounts for oral phosphate binders or other TDAPA eligible drugs adequately account for the inclusion of these oral medications or other TDAPA eligible drugs and the additional costs associated with dialysis providers having to supply such drugs. We have developed operational and clinical processes designed to provide the drug as may be required under the applicable regulations and as may be prescribed by physicians and have also worked to contract with manufacturers of drug(s) to establish terms and access to the product, as well as payors, as applicable, for reimbursement and/or administration of the drug. If the government or other payors implement other new requirements or protocols for patients to receive the drug and include pricing in the bundle, we could experience significant fluctuations in our associated levels of operating income and could be subject to material financial, operational and/or legal risk if we are not adequately reimbursed for the cost of the drug, if we are unable to implement effective and appropriate operational measures to distribute or bill for the drug, if we fail to implement appropriate storage and diversion controls or if we cannot obtain competitive pricing for the drug. The cumulative impact of these risks could have a material adverse effect on our business, results of operation, financial condition and cash flows.
Similar operating and clinical rigor and appropriate processes will be needed for other potential new drugs, treatments or technologies that are approved and come onto the market, as well as for drugs, treatments or technologies, medical equipment or supplies that we contract to receive from third party suppliers. Any failure to successfully contract with manufacturers for such items, sufficiently and timely access competitive pricing, failure to successfully contract with the government or other payors for appropriate reimbursement, or failure to prepare, develop and implement processes that provide for appropriate availability and use in our clinics in compliance with applicable laws, including those related to controlled substances, could have a material adverse impact on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
We may also be subject to increased inquiries or audits from governmental bodies or claims by third parties related to pharmaceuticals or the incorporation of new technologies, treatments, therapies, medical equipment or supplies, which would require management's attention and could result in significant legal expense and other adverse results in the event of any negative findings. Any negative findings could result in, among other things, substantial financial penalties or repayment obligations, the imposition of certain obligations on and changes to our practices and procedures as well as the attendant financial burden on us to comply with the obligations, or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our business, results of operations, financial condition, and cash flows and could materially harm our reputation. For additional information on these risks, see the risk factor under the heading "We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits and other legal matters."

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
Risks Related to Competition, Business Strategy Growth, Information Systems and New Technologies
If we are unable to compete successfully it could materially adversely affect our business, results of operations, financial condition and cash flows.
We operate in a highly competitive and continuously evolving environment across the spectrum of kidney care, and operating in this market requires us to successfully execute on strategic initiatives which, among other things, build or retain our patient population through acquisition or referrals, or that develop and maintain our relationships with physicians and hospitals in both the dialysis and pre-dialysis space. If we are not able to effectively compete in the markets in which we operate it could materially adversely affect our business, results of operations, financial condition and cash flows. Our ability to successfully compete encompasses, among other things: implementing our growth strategy; building or retaining our patient population and levels of non-acquired growth, particularly if there is a continued decline in the rate of growth of the ESRD patient population, higher mortality rates for dialysis patients or other reductions in demand for dialysis treatments; implementing or adapting to new technologies, treatments or therapies; effectively adjusting our business and operations in light of evolving marketplace dynamics or broader changes to the regulatory landscape, including changes related to the antitrust and competitive environment or changes resulting from new business activities in the dialysis or pre-dialysis space by our existing competitors, other market participants, or new entrants; and maintaining and developing relationships with nephrologists and hospitals, particularly medical director relationships.
We continue to face intense competition in existing and potential new geographies for physicians qualified to serve as medical directors, for hospital relationships, for limited acquisition targets and for individual patients. In addition to large and medium-sized competitors with substantial financial resources and other established participants in the dialysis space, we also compete with individual nephrologists who have opened their own dialysis units or facilities. We continuously compete to maintain or develop relationships with physicians that are qualified to serve as medical directors at our centers. Physicians, including medical directors, choose where they refer their patients, and neither of our current or former medical directors have an obligation to refer their patients to our centers. Certain physicians prefer to have their patients treated at dialysis centers where they or other members of their practice supervise the overall care provided as medical director of the center. As a result, referral sources for many of our centers include the physician or physician group providing medical director services to the center. Moreover, because Medicare regulations require medical directors for each of our Medicare certified dialysis centers, our ability to operate our centers depends in part on our ability to secure medical director agreements with the required number of nephrologists at any given point in time. Our ability to enter into agreements with the requisite number of medical directors depends in part on multiple factors, some of which are beyond our control, including, among others, the aging of the nephrologist population, potential declines in the overall number of nephrologists, opportunities presented by our competitors or other hospitals and other healthcare providers, and our ability to maintain compliance with the terms of any existing agreement. Our ability to retain medical directors also may impact the degree to which physicians feel confident in referring patients to our dialysis centers. If a significant number of physicians or hospitals were to cease referring patients to our dialysis centers, whether due to law, rule or regulation, new competition, a perceived decrease in the quality of service levels at our centers or other reasons, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, as we continue to expand offerings across the kidney care continuum, our ability to enter into and maintain integrated kidney care relationships with physicians and other providers may have an impact on our ability to participate in integrated kidney care. This environment is highly competitive and continues to evolve. For example, there have been a number of announcements, initiatives and capital raises by non-traditional kidney care providers and others, which relate to entry into the dialysis and pre-dialysis space, the development of innovative technologies, or the commencement of new business activities that could be transformative to the industry. Some of these entrants have considerable financial resources. Although these and other potential competitors may face operational or financial challenges, the evolving nature of the dialysis and pre-dialysis marketplaces has presented some opportunities for relative ease of entry for these and other potential competitors. As a result, we may compete with these smaller or non-traditional providers or others in an asymmetrical environment with respect to data and regulatory requirements that we face as an ESRD service provider, thereby negatively impacting our ability to effectively compete. These and other factors have continued to drive change in the dialysis and pre-dialysis space, and if we are unable to successfully adapt to these dynamics, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. As an example, some participants in the CMMI payment models or otherwise establish value-based care programs, may have higher financial or compliance risk tolerance and/or may not be subject to the same regulatory restrictions as the Company, which could adversely impact our ability to enter into competitive arrangements. These competitive pressures may intensify as our industry experiences slower overall growth and competition increases. Such increased pressure may in turn increase the financial and compliance risks associated with future acquisitions, strategic transactions or other business relationships if we pursue arrangements with less favorable terms or structures.
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
There can be no assurance that we will be able to identify suitable acquisition or joint venture targets, merger partners or buyers for dispositions or that, if identified, we will be able to agree to acceptable terms on the desired timetable. There can also be no assurance that we will be successful in completing any acquisitions, joint ventures, mergers or dispositions that we announce, executing new business lines or models, or integrating any acquired business into our overall operations. There is no guarantee that we will be able to operate acquired businesses successfully as stand-alone businesses, or that any such acquired business will operate profitably or will not otherwise have a material adverse effect on our business, results of operations, financial condition and cash flows or materially harm our reputation. In addition, acquisition, merger or joint venture activity conducted as part of our overall growth strategy is subject to antitrust and competition laws (federal and state), and antitrust regulators may seek to investigate future, pending or consummated transactions. Furthermore, a number of states have passed or are considering legislation that may impose significant pre-merger notification and approval requirements on healthcare transactions. These laws could impact our ability to pursue these transactions or our ability to consummate them on a timely basis; could require us to devote additional resources to potential transactions; and under certain circumstances, could result in mandated divestitures, among other things. If a proposed transaction or series of transactions is subject to challenge under antitrust or competition laws, we may incur substantial legal costs, management’s attention and resources may be diverted, and if we are found to have violated these or other related laws, regulations or requirements, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation and stock price. Further, we cannot be certain that key talent at the business being acquired will continue to work for us after the acquisition or that they will be able to continue to successfully manage or have adequate resources to successfully operate any acquired business.
Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we originally estimated, and may have other issues, including, without limitation, those related to internal control over financial reporting or issues that could affect our ability to comply with healthcare laws and regulations and other laws applicable to our expanded business, which could harm our reputation and otherwise be costly. As a result, we cannot make any assurances that the acquisitions we consummate will be successful. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we are not always successful. In addition, even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits, the amounts held in escrow for our benefit (if any), or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification or alternative remedies that might be available to us, or any applicable insurance, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.

Joint ventures with minority or noncontrolling interest investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture where we have a noncontrolling interest investment. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, and other applicable fraud and abuse laws, we have sought to structure our joint venture arrangements and medical director directorships to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. Our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, however, and therefore are susceptible to government scrutiny. If our joint ventures are found to violate applicable laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation. From an operations standpoint, we may be dependent on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partner, controlling shareholders or management may require us to make capital contributions or necessitate other payments, result in litigation or regulatory action against us, result in reputational harm to us or adversely affect the value of our investment or partnership, among other things. In addition, we have potential obligations to purchase the interests held by third parties in many of our joint ventures as a result of put provisions that are exercisable at the third party's discretion within specified time periods, pursuant to the applicable agreement. If these put provisions were exercised, we would be required to purchase the third-party owner's equity interest, generally at the appraised market value, and the cumulative impact of such provisions may be material. In addition, certain of our acquired dialysis centers and facilities have been in service for many years, which may result in a higher level of maintenance costs. Further, our facilities, equipment and information technology may need to be improved or renovated to maintain or increase operational efficiency, attract patients and physicians, or meet changing regulatory requirements. In addition, increases in maintenance costs and/or capital expenditures could have, under certain circumstances, an adverse impact on our business, results of operations, financial condition and cash flows.
We invest in strategic and operational initiatives to maintain our business and expand our capabilities in a complex, evolving and highly regulated environment. These operations and initiatives are subject to risk and may generate losses or may ultimately be unsuccessful, which could result in a loss of our investments, incurrence of exit costs or could otherwise have a material adverse effect on our growth strategy, could adversely impact our business, results of operations, financial condition and cash flows, and could materially harm our reputation.
We have added, and expect to continue to add additional service offerings to our business and to pursue additional strategic initiatives or investments in the future as circumstances warrant. These investments may be related to healthcare products or services associated with kidney care or they may be unrelated. These additional offerings and financial investments, such as our U.S. integrated kidney care business/offerings, home-based dialysis modalities and other U.S. based ancillary services are subject to many of the same risks, regulations and laws, as described in the risk factors related to our dialysis business set forth in this Item 1A. "Risk Factors," and are also subject to additional risks, regulations and laws specific to the nature of the particular strategic initiative. Many of these initiatives require or would require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable in the expected timeframe or at all. There can be no assurance that any such strategic initiative or investment will ultimately be successful. Any significant change in market conditions or business performance, including, without limitation, as a result of the political, legislative or regulatory environment, may impact the performance, economic viability and compliance risks associated with any of these strategic initiatives.
If we determine to exit a particular line of business or investment we may also incur significant termination costs. We may also incur material write-offs or impairments of our investments, including, without limitation, goodwill or other assets, in one or more of our U.S. integrated kidney care or U.S. other ancillary services. In that regard, we have taken, and may in the future take, impairment and restructuring charges related to our U.S. integrated kidney care of U.S. other ancillary services. If any of our other strategic initiatives or investments, including those set forth below, are unsuccessful, it could have an adverse impact on our business, and depending on the scale or scope of our investment, could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation.
Integrated Kidney Care
For example, as part of our growth strategy we have continued to invest substantial resources to grow our IKC business that manages patients and coordinates their care through value-based care (VBC) arrangements with commercial payors and through government programs such as Medicare Fee for Service and MA. Our IKC and VBC business operates in a complex, evolving and highly competitive and regulated environment, and the success of these initiatives depends on our ability to, among other things, reduce the overall cost of care for our IKC patients; maintain our existing business; and enter into agreements with payors, physicians, third party vendors and others on competitive terms that prove actuarially sound. Because we assume financial accountability for total patient cost in these IKC and VBC arrangements, we are exposed to the risk that the funding and financial terms of these arrangements may not be sufficient to cover our expenses and the costs associated with the covered services that we are required to provide. Changes to these expenses, such as increases in staffing and labor costs or expansions in the scale or scope of covered services, may impact the profitability of these programs.
Future legislative or regulatory action related to, among other things, existing or future integrated kidney care initiatives, including among others, CMMI payment models, and/or full capitation demonstration for ESRD may impact our ability to provide a competitive and successful integrated care program at scale. For example, we have made significant investments in our participation in the CKCC program payment model and there is no assurance that this program will be extended or modified in the future and, among other things, any such extension or modification could adversely impact our costs of care, associated reimbursement rates or risk adjusted revenues. The evolving regulatory structure regarding integrated kidney care also subjects us to execution and compliance risks such as our ability to structure VBC agreements and arrangements and to develop and maintain related operational, IT, billing and telehealth systems in accordance with such evolving rules and regulations, including rules and regulations related to fraud and abuse, the use of protected health information, and accurately capturing relevant patient care data, among other things.
Home-based Dialysis
Similarly, our home-based dialysis services, which include home hemodialysis and peritoneal dialysis (PD), are an important part of our overall strategy, and as such we have made investments in processes and infrastructure to continue to grow this modality. There are, however, risks associated with this growth, including, among other things, financial, legal, regulatory and operational risks related to our ability to design and develop infrastructure and to plan for capacity in a modality that is part of an evolving marketplace. Certain of these risks include, among others, risks associated with our ability to find, train and retain appropriate staff, contract with payors for appropriate reimbursement, and maintain processes to adhere to the complex regulatory and legal requirements, including without limitation those associated with billing Medicare. There are also a limited number of available suppliers for certain critical home-based dialysis supplies, and any disruptions involving such supplies could materially impact our operations and require significant resources or operational changes in response.
As our home-based dialysis business grows, certain risks inherent to home-based dialysis will increase, including risks related to managing transitions between in-center and home-based dialysis, billing and telehealth systems, among others. An increased focus on home-based dialysis is also indicative of the generally evolving market for kidney care. This developing market may create additional opportunities for competition with relative ease of entry, and our ability to succeed in this environment will require us to successfully adapt to these or other marketplace developments, which, among other things, may include regulatory changes with respect to conditions of coverage, in a timely and compliant manner.
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
We are continuing to expand our operations by offering our services and entering new lines of business in certain markets outside of the U.S., and as a result have increased our utilization of third-party suppliers and service providers operating outside of the U.S., which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include those relating to:
•changes in the local economic environment including, among other things, labor cost increases and other general inflationary pressures;
•political instability, armed conflicts or terrorism;
•public health crises, such as pandemics or epidemics;
•social changes;
•intellectual property legal protections and remedies;
•trade regulations, policies and tariffs;
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
Additionally, some factors that will be critical to the success of our international business and operations will be different than those affecting our domestic business and operations. For example, conducting international operations in new or existing markets requires us to devote significant management resources to implement our controls and systems, to comply with local laws and regulations, including to fulfill financial reporting and records retention requirements among other things, and to overcome the numerous challenges inherent in managing international operations, including, without limitation, challenges based on differing languages and cultures, challenges related to establishing clinical operations in differing regulatory and compliance environments, and challenges related to the timely hiring, integration and retention of a sufficient number of skilled personnel to carry out operations in an environment with which we are not familiar.
Any expansion of our international operations through acquisitions or through organic growth could increase these risks. Additionally, while we may invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, including to start up or acquire new operations, we may not be able to operate them profitably on the anticipated timeline, or at all. If we suffer losses in these operations and such losses are sustained and significant, we may also incur material write-offs or impairments of our investments, including, without limitation, goodwill or other assets.
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
Information security risks have significantly increased in recent years, in part because of the proliferation of new technologies, the increasing use of the Internet and telecommunications technologies to conduct our operations, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including, among others, foreign state agents. Our business and operations rely on the secure and continuous processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks, including sensitive personal information, such as PHI, social security numbers, and/or credit card information of our patients, teammates, physicians, business partners and others. Our business and operations also rely on certain critical IT vendors that support such processing, transmission and storage.

We regularly review, monitor and implement multiple layers of security measures through technology, processes and our people. We utilize security technologies designed to protect and maintain the integrity of our information systems and data, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, our facilities and systems, and those of our third-party service providers may be vulnerable to privacy and security incidents; security attacks and breaches; acts of vandalism or theft; computer viruses and other malicious code; coordinated attacks by a variety of actors, including, among others, activist entities or state sponsored cyberattacks; emerging cybersecurity risks; cyber risk related to connected devices; misplaced or lost data; programming and/or human errors; or other similar events that could impact the security, reliability and availability of our systems and the availability, authenticity, integrity and/or confidentiality of information stored on those systems, such as personal or other sensitive information. Internal and external parties have attempted to, and will continue to attempt to, circumvent our security systems, and we have in the past, and expect that we will in the future, defend against, experience, and respond to attacks on our network including, without limitation, reconnaissance probes, denial of service attempts, malicious software attacks including ransomware or other attacks intended to render our internal operating systems or data unavailable, and phishing attacks or business email compromise. For example, we became aware of a cybersecurity incident in April 2025 that impacted our network, resulting in the exfiltration of certain data, including PII and PHI, and disruption to our operations. We have restored all relevant business functions and patient care continued throughout the incident and incident response. The incident adversely impacted our billing and revenue collection cycles, our ability to accept new patients and our ability to perform certain business functions and, as a result, we continue to incur expenses and experience lost revenue as a result of the incident.
Cybersecurity requires ongoing investment and diligence against evolving threats. For example, healthcare companies, including our Company and certain of our third-party service providers, strategic partners, consultants and contractors, are increasingly incorporating into information technology capabilities machine learning or automation for real-time prevention utilizing artificial intelligence for anomaly-based detection, among other uses. The reliability and performance of these new capabilities remain unknown, and it is possible they may not perform as desired, by being either too restrictive and inhibiting operation or not restrictive enough and allowing attacker traffic. The increasing use of this rapidly evolving technology intensifies the cybersecurity and reputational risks we face given its novel and untested nature, particularly to the extent such technology involves the use of PHI or PII. Threat actors continue to evolve their methods with ever increasing sophistication, and are also increasingly utilizing artificial intelligence and other technologies as part of their efforts to infiltrate information systems. Emerging and increasingly advanced cybersecurity threats, including, without limitation, coordinated attacks, may require us to implement or maintain additional layers of security which may disrupt or impact efficiency of our operations. As with any information security program, there always exists the risk that employees will violate our policies despite our compliance efforts or that certain attacks may be beyond the ability of our security and other systems to prevent or detect. There can be no assurance that investments, diligence and/or our internal controls will be sufficient to prevent or timely discover an attack.
Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information, including, among others, PHI, PII, financial data, competitively sensitive information, trade secrets or other proprietary data, whether by us or a third party, could have a material adverse effect on our business, results of operations, financial condition, and cash flows and could materially harm our reputation. As security threats evolve, we may be required to invest significant additional resources to modify our protective measures and programmatic cybersecurity controls, to investigate and remediate vulnerabilities or other exposures, and to make notifications required under applicable regulations or contractual obligations. The occurrence of any such events could, among other potential things, result in interruptions, or delays in our operations, the loss or corruption of data, cessations in the availability of systems and liability under privacy and information security laws or regulations. Failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or to defend against cybersecurity attacks, could subject us to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly, could subject our legal representatives or senior management to liability and/or a temporary suspension during which they cannot exercise managerial duties. As malicious cyber activity escalates, including activity that originates outside of the U.S., and as we continue with certain remote work arrangements and a broadened technology footprint, the risks we face relating to the transmission, storage and processing of data within our network and our use of service providers outside of our network have intensified. There have been increased international, federal, state and other privacy, data protection and security enforcement efforts and we expect this trend to continue. While we plan to continue to maintain cyber liability insurance, which we have consistently maintained for years, there can be no assurance that we will successfully be able to obtain such insurance on terms and conditions that are favorable to us or at all, and such liability insurance may not cover us for all types of losses or harms, or otherwise be sufficient to protect us against the amount of all losses. Any of these foregoing risks or developments, either individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition and cash flows, materially harm our reputation, harm our relationships with our patients, physicians, vendors and other business partners, and could subject us to regulatory actions, private party litigation and other potential liability.

For additional information about our assessment of our cybersecurity risks, see discussion in Part I Item 1C. "Cybersecurity."
Privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personally identifiable information on our behalf, it could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
We must comply with numerous federal and state laws and regulations in both the U.S. and the foreign jurisdictions in which we operate governing the collection, dissemination, access, use, security and privacy of PII. In the U.S., these laws include, without limitation, the Health Insurance Portability and Accountability Act of 1996 and its implementing privacy, security, and related regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH) (collectively referred to as "HIPAA"). We are also required to report known breaches of PHI and certain sensitive PII consistent with breach reporting set forth in HIPAA and other applicable privacy laws and regulations. From time to time, we may be subject to federal or state inquiries, investigations or audits related to HIPAA or other privacy or information security laws or regulations associated with complaints and data breaches, among other things, and we conduct audits and assessments for ongoing compliance. In foreign jurisdictions, our international business may similarly be subject to inquiries investigations, or audits under country privacy and data protection laws. If we fail to comply with applicable privacy and information security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive PII or PHI, or financial information or payroll data on our behalf or with respect to the use of certain third-party digital advertising technologies, or if we fail to properly maintain the integrity of our data, protect our proprietary rights, or defend against cybersecurity attacks, such failures could materially harm our reputation and/or have a material adverse effect on our business, results of operations, financial condition and cash flows. These risks may be intensified to the extent that the laws change or to the extent that we increase our use of third-party service providers that utilize sensitive PII, including PHI, on our behalf.
Data protection and privacy laws and regulations are evolving globally, and may continue to add additional compliance costs and legal risks to our operations. The costs of compliance with, and other burdens imposed by these data protection laws and regulations and other new laws, regulations and policies implementing these regulations may impact our operations and may limit the ways in which we can provide services and operate, use or otherwise process personal data collected while providing services. For example, data protection and privacy laws and regulations regarding the use of artificial intelligence and machine learning continue to evolve and mature, and as our use of such technologies increases, we may be required to invest additional resources, expend additional compliance costs and assume additional legal risk to our operations. If we fail to comply with the requirements of these and other laws, regulations or policies, we could be subject to damage awards in private litigation or penalties that, in some cases, could have a material adverse impact on our business, results of operations, financial condition and cash flows. For additional information on the risks related to our failure to comply with the requirements of these and other laws, regulations or policies, see the risk factor under the heading "We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits and other legal matters..."
We operate in a dynamic highly competitive and highly regulated environment, and failing to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely or failing to successfully adopt or adapt to new technologies, including artificial intelligence and machine learning, or new treatments and therapies could materially adversely affect our business, results of operations, financial condition and cash flows and could materially harm our reputation.
We expect the dynamic highly competitive environment in which we operate to become increasingly more competitive as the market evolves and new technologies, treatments or therapies continue to be introduced. Operating in this environment requires us to continuously adopt and adapt to developing technologies, treatments and therapies, and our failure to do so, and to do so in a manner that remains in compliance with the evolving state and federal regulatory landscape, could materially adversely affect our business, results of operations, financial condition and cash flows and could materially harm our reputation.
Information Systems
Our business depends significantly on effective information systems. Our information systems require an ongoing commitment of significant resources to maintain, upgrade and enhance existing systems and develop or contract for new systems in order to keep pace with an evolving cyber threat landscape in information processing technology, emerging cybersecurity risks and threats, evolving industry, legal and regulatory standards and requirements, new models of care, and other changes in our business, among other things. For example, in the clinical environment, any failure of our clinical systems or the systems of our third-party service providers could adversely impact the clinical care provided to patients, and any failure to accurately capture relevant claims data or any data integrity issues in our clinical systems with respect information reported to government payors could adversely impact our payments from such payors. In addition, our billing systems, among others, are critical to our billing operations. This includes our systems for our dialysis clinics as well as our systems for our hospital services and our ancillary businesses, including our international business. If there is any failure in our ability to operate our billing systems, or billing systems or services of third parties upon which we rely, we may experience difficulties in our ability to successfully bill and collect for services rendered, including, without limitation, a delay in collections, a reduction in the amounts collected, increased risk of retractions from and refunds to commercial and government payors, an increase in our provision for uncollectible accounts receivable and noncompliance with reimbursement laws and related requirements, any or all of which could materially adversely affect our results of operations.
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
If we fail to successfully implement, operate and maintain effective and efficient information systems with adequate technological capabilities, if there are deficiencies or defects in the systems and related technology, if the information we rely upon to run our business is found to be inaccurate or unreliable, if we or third parties on which we rely fail to adequately maintain information systems and data integrity effectively, whether due to software deficiencies, human coding or implementation error or otherwise, or if we fail to efficiently and effectively implement ongoing system upgrades or consolidate our information systems to eliminate redundant or obsolete applications, we could face increased legal and compliance risks and competitive disadvantages and we could experience difficulty meeting clinical outcome goals, be subject to sanctions or penalties, incur increases in operating expenses or suffer other adverse consequences, among other things, any of which could be material. As an example, failure to adequately comply with provisions related to data interoperability, information blocking, patient privacy requirements including those related to notice of PHI collection, uses or sharing, or honoring requests for patient access to their PHI or choice (consent management) on how PHI may be collected, used or shared, may, among other things, result in fines and sanctions, adversely impact our Medicare business, our ability to scale our integrated care business and our ability to compete with certain smaller and/or non-traditional providers who may take advantage of an asymmetrical environment with respect to data and/or regulatory requirements given our status as an ESRD service provider. The cumulative effect of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows and could materially harm our reputation.
Artificial Intelligence
Artificial intelligence is increasingly driving innovations. As a result, an increasing part of implementing, operating and maintaining efficient and effective systems, technologies or processes may require the adoption of new technology and analytics that utilize artificial intelligence technologies. The use of these technologies presents certain distinct risks in part due to the novel and rapidly evolving nature of artificial intelligence and the laws and regulations that govern its use. The failure to incorporate legal requirements related to the use (or misuse) of technology, including artificial intelligence, into our internal standards could subject us to risk of regulatory actions, private party litigation and other potential liability. This dynamic environment increases the complexity of any adoption and implementation of both artificial intelligence technologies, as well as the associated governance, compliance and operational infrastructure required to responsibly and successfully utilize these technologies. As an example of this complexity, implementation and adoption risks include, among other things, potential design defects, defects in the development of algorithms or other technologies, biased data/discrimination, potential security breaches or unauthorized access to or use of PHI, failure to comply with certain state requirements or training of the model on DaVita data, insufficient human oversight or intentional or unintentional misuse, or human user error. While we have made and expect to continue to invest significant resources in the implementation of these new artificial intelligence technologies, this complexity increases execution risk and there can be no assurances that the technology will be successfully implemented in all cases for their intended purposes.
If we are unable to implement these technologies in an efficient and cost-effective manner, including in our clinical operations and laboratory, if these technologies or applications fail to operate as anticipated or do not perform as specified, or if we are unable to successfully implement adequate governance and compliance structures to manage these new technologies, we may be, among other things, unable to efficiently adapt to evolving laws and requirements, unable to remain competitive with others who successfully implement and advance this technology, subject to increased risk under existing laws, regulations and requirements that apply to our business, we may suffer adverse consequences, such as the potential loss of our investment, the failure of the technology to achieve its desired goals, and the diversion of management’s attention for other business priorities.

The impact of such developments could have a material adverse impact on our business, results of operations and financial condition and could materially harm our reputation.
Clinical Technologies, Treatments or Therapies
New clinical technologies may also lead to drugs, treatments or other therapies with improved clinical outcomes or are preferred by patients and their physicians, and if we are unable to incorporate these products into our business or otherwise find adequate alternatives on a cost-effective and timely basis it could impact our ability to compete effectively. For example, hemodiafiltration (HDF), a treatment that combines hemodialysis and hemofiltration to improve clearance of middle molecule uremic toxins from the blood, is a developing technology not yet widely adopted in the U.S. The adoption of this technology would require significant capital investment in equipment and infrastructure and is subject to risks associated with its cost, availability and ultimately any associated reimbursement rate. While there remains uncertainty regarding HDF’s ultimate efficacy in the U.S. market given the current absence of large-scale U.S. studies on HDF, if competitors begin to adopt HDF and it proves to be a treatment that results in improved clinical outcomes or is preferred by patients and their physicians, we could be at a competitive disadvantage if we fail to effectively integrate it into our services. International studies have shown that expanded hemodialysis with the use of medium cut-off dialyzers can similarly provide enhanced middle molecule clearance. We have made investments to evaluate these medium cut-off dialyzers for use in the U.S. In the event these medium cut-off dialyzers do not achieve clinical results or if we are unable to secure the necessary supply of medium cut-off dialyzers, we may be required to invest additional time and resources in an alternative middle-sized molecule treatment initiatives. The failure to successfully adapt to these and other technological developments could, among other things, place us at a competitive disadvantage, result in increased costs without adequate reimbursement to offset such costs, and could ultimately have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
The introduction of new technologies, treatments or therapies may also impact ESKD growth rates or the demand for dialysis treatments over time, including, among others, the glucagon-like peptide 1 (GLP-1) receptor agonist, SGLT2 inhibitors, and other classes of drugs or new classes of drugs or other treatments that may, among other things, slow the progression of CKD. Any decrease in growth rates for the ESRD patient population, higher mortality rates for dialysis patients, increase in the availability of kidneys or replacement kidneys (e.g., via xenotransplantation or artificial kidneys) for transplant, or other reductions in demand for dialysis treatments, if sustained or significant, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
General Risk Factors
We have a substantial amount of indebtedness outstanding and we may incur substantial additional indebtedness in the future, which may limit our intended uses of capital or reduce operational flexibility, and may put additional stress on our ability to generate cash.
We have a substantial amount of indebtedness outstanding and we may incur substantial additional indebtedness in the future, including indebtedness incurred to finance repurchases of our common stock pursuant to our share repurchase authorization discussed under "Stock Repurchases" in Part II Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." As described in Note 12 to the consolidated financial statements included in this report, we are party to a senior secured credit agreement (as amended, the Credit Agreement), which consists of an up to $1.5 billion secured revolving line of credit, a secured term loan A-2 facility and a secured term loan B-2 facility. Our long-term indebtedness also includes $6.25 billion aggregate principal amount of senior notes.
We are subject to interest rate risk on our indebtedness that bears interest at a variable rate. Interest rate increases may increase our cost of borrowing and require us to change or reduce our intended or announced uses or strategies for capital deployment, including, without limitation, stock repurchases, capital expenditures, planned expansions or other strategic initiatives.
Our ability to fund these capital deployment uses and indebtedness obligations depends on our ability to generate cash through our operations. This ability to generate cash is subject to economic, financial, competitive, regulatory and other factors that are beyond our control. We cannot provide assurances that our business will generate sufficient cash flows from operations in the future or that we will be able to refinance, restructure, or otherwise amend some or all of such indebtedness or raise additional cash through the sale of our equity or equity-related securities on favorable terms or at all.
In the event we incur additional substantial indebtedness in the future, the risks described in this risk factor could intensify. In addition, our debt agreements include restrictive covenants, and if we incur any new debt obligations that subject us to additional restrictive covenants, it could further limit our financial and operational flexibility. Further, any breach or failure to comply with any of these covenants could result in a default under our indebtedness. Increasing amounts of indebtedness may also increase our vulnerability to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt and could limit our ability to borrow additional funds, or to refinance existing debt on favorable terms when otherwise available or at all. The borrowings under our senior secured credit facilities and senior indentures are guaranteed by certain of our domestic subsidiaries, and borrowings under our senior secured credit facilities are secured by substantially all of our and certain of our domestic subsidiaries' assets. Such guarantees and the fact that we have pledged such assets may make it more difficult and expensive for us to make, or under certain circumstances could effectively prevent us from making, additional secured and unsecured borrowings.
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
Our goals and disclosures related to ESG matters expose us to risks, including without limitation risks to our reputation and stock price.
We have a longstanding program relating to environmental, social and governance (ESG) issues and have engaged with key stakeholders to identify focus areas and to set operational and sustainability-related goals that are aligned with our business strategy, many of which are aspirational. We have set and disclosed these focus areas, goals and related objectives, but our goals and objectives reflect our current plans and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present various operational, reputational, financial, legal and other risks, certain of which are outside of our control, and could have, under certain circumstances, a material adverse impact on us, including on our reputation and stock price.
Applicable regulatory requirements affecting ESG standards, frameworks and disclosures, as well as standards for measuring and reporting on related metrics, continue to evolve. If our practices do not meet investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or acquirer could be negatively impacted. In addition, our failure or perceived failure to adequately pursue or fulfill our goals and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to other risks, which under certain circumstances could be material. If we are not able to adequately recognize and respond to the rapid and ongoing developments and governmental and social expectations relating to these matters, this failure could result in missed corporate opportunities, additional regulatory, social or other scrutiny of us, the imposition of unexpected costs, or damage to our reputation with governments, patients, teammates, third parties and the communities in which we operate, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause the market value of our common stock to decline.
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
Our operations and how we manage our business may subject us, as well as our officers and directors to whom we owe certain defense and indemnity obligations, to litigation and liability. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including, without limitation, claims related to adverse patient events, cybersecurity incidents, contractual disputes, antitrust and competition laws and regulations, government and internal investigations, professional and general liability and directors' and officers' duties. In addition, we have received notices of claims from commercial payors and other third parties, as well as subpoenas and civil investigative demands from the federal government, related to our business practices, including, without limitation, our historical billing practices and the historical billing practices of acquired businesses. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation. We maintain insurance coverage for those risks we deem are appropriate to insure against and make determinations about whether to self-insure as to other risks or layers of coverage. However, a successful claim, including, without limitation, a professional liability, malpractice or negligence claim or a claim related to antitrust and competition laws or a cybersecurity incident, which is in excess of any applicable insurance coverage, that is outside the scope or limits of any applicable insurance coverage, or that is subject to our self-insurance retentions, could have a material adverse effect on our business, results of operations, financial condition, and cash flows and could materially harm our reputation.
In addition, if our costs of insurance and claims increase, then our earnings could decline. Market rates for insurance premiums and deductibles have been steadily increasing. Our business, results of operations, financial condition and cash flows could be materially and adversely affected by, among other things, the collapse or insolvency of our insurance carriers; further increases in premiums and deductibles; increases in the number of liability claims against us or the cost of settling or trying cases related to those claims; obtaining insurance with exclusions for things such as communicable diseases; or an inability to obtain one or more types of insurance on acceptable terms, if at all.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the increasing use of the Internet and telecommunications technologies to conduct our operations, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including, among others, foreign state agents. Our business and operations rely on the secure and continuous processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks, including, but not limited to, sensitive personal information, such as protected health information (PHI), social security numbers, and/or credit card information of our patients, teammates, physicians, business partners and others. Our business and operations also rely on certain critical IT vendors that support such processing, transmission and storage (which have become more relevant and important given the information security issues and risks that are intensified through our increased use of remote work arrangements).
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
Our Enterprise Risk Management (ERM) team supports this risk management process, and evaluates risks to the enterprise on short, intermediate and long-term bases. Our ERM team reports to our ERM Committee, a group comprised of members of senior management who meet on a regular basis to oversee the performance of these risk management functions. We assess risks using a probability-magnitude lens, with shorter and intermediate term risks generally given greater weight. We prioritize mitigating activities on shorter and intermediate term risks, but also use risk analyses and oversight to proactively incorporate mitigating activities into our long-term strategy. The ERM process reflects a Company-wide effort designed to identify, assess, manage, report and monitor enterprise risks and risk areas. This effort includes the Company's Enterprise Risk Services (Internal Audit), Sarbanes-Oxley (SOX), Compliance Audit, Legal and IT Security teams, among others. The identification and evaluation of cybersecurity threats and risks is integrated into this ERM process.
The ERM process is incorporated into our disclosure controls and procedures. Representatives of each of our ERM, Legal, Internal Audit and Compliance Audit teams sit on the Company’s management Disclosure Committee, which is responsible for, among other things, the design and establishment of disclosure controls and procedures to help ensure the timeliness, accuracy and completeness of our corporate disclosures. Our IT Security and Privacy teams, who are responsible for assessing cybersecurity threats and risks, in turn maintain policies and procedures designed to ensure appropriate escalation of cybersecurity incidents to meet applicable external disclosure requirements. Our Chief Information Officer (CIO) and Chief Information Security Officer (CISO) regularly meet and coordinate with our Chief Privacy Officer (CPO). Each of the CIO, CISO and CPO also advise members of the Disclosure Committee, including our Chief Legal and Public Affairs Officer (CLO), on disclosure matters on an as-needed basis.
With respect to assessing privacy, data and cybersecurity risks, the Company adopts a hybrid approach that is designed to align primarily with the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) 2.0 (2024) (NIST Cybersecurity Framework), including the guidance set forth in the NIST "Special Publication (SP) 800 66r2 (Revision 2), certain elements of Implementing the Health Insurance Portability and Accountability Act (HIPAA) Security Rule: A Cybersecurity Resource Guide, while also evaluating, where appropriate, against certain elements of the International Standards Organization (ISO) ISO/IEC 27001:2002 "Information security, cybersecurity and privacy protection – Information security management systems – Requirements" and ISO/IEC 27002:2002 "Information security, cybersecurity and privacy protection – Information security controls" that management believes provide additional reasonable levels of guidance or structure.
We regularly evaluate the Company’s cybersecurity and privacy processes and procedures, both through regular audits by our Internal Audit and IT Security teams, as well as regular retention of outside advisors under the direction of our IT Security team. Among other things, in recent years, including in 2025, we have conducted an approximately biennial third party review that evaluates the maturity of our cybersecurity program against components of the NIST CSF and provides an assessment that measures Capability Maturity Model Integration levels. Additionally, our CISO engages in regular consultations, typically monthly, with third-party cybersecurity advisors. Among other things, these sessions provide the Company with a broader review of the external cybersecurity environment, helping us to stay current on emerging or developing security approaches and risks. Among other initiatives, our CISO and the Company’s IT Security team actively participate in industry conferences and maintain memberships to resources such as the Health Information Sharing and Analysis Center (Health-ISAC), a trusted community of critical infrastructure owners and operators within the Health Care and Public Health sector which, among other things, allows the Company to monitor email updates and alerts coordinated with the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. In order to maintain awareness of privacy, data and cybersecurity risks, the Company incorporates these topics into its annual compliance training materials that are mandatory for all teammates and new hires, and among other things cover HIPAA privacy and security requirements.
We maintain policies and have established processes involving our IT Security, Privacy and Legal teams that assess potential cybersecurity risks associated with our retention and use of third-party service providers. These policies and procedures are generally aligned with the NIST CSF. Prior to retaining or renewing a third-party vendor, the Company policy requires a risk assessment of such potential new vendor or engagement through a collaborative process among the Company’s IT Security, Privacy, Insurance and Legal teams, among others. Potential vendor engagements also are reviewed to assess a range of other considerations and contractual terms and conditions, including, among other things, a potential vendor’s privacy data protections. Our IT SOX team also conducts annual SOX reviews for those vendors that are considered in scope for SOX controls. All finalized vendor engagements are considered by Internal Audit as part of our ordinary course risk assessment and audit planning.
Cybersecurity Risks and the Impact on our Company
Due to continuously evolving laws and regulations related to cybersecurity, data protection and privacy that are applicable to our business, as well as the associated risks from cybersecurity threats, we have expended significant resources in order to protect our information systems and data. We regularly review, monitor and implement multiple layers of security measures through technology, processes and our people. We utilize security technologies designed to protect and maintain the integrity of our information systems and data, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, our facilities and systems and those of our third-party service providers may be vulnerable to privacy and security incidents; security attacks and breaches; acts of vandalism or theft; computer viruses and other malicious code; coordinated attacks by a variety of actors, including, among others, activist entities or state sponsored cyberattacks; emerging cybersecurity risks; cyber risk related to connected devices; misplaced or lost data; programming and/or human errors; or other similar events that could impact the security, reliability and availability of our systems and the availability, authenticity, integrity and/or confidentiality of information stored on those systems, such as personal or other sensitive information. Internal and external parties have attempted to, and will continue to attempt to, circumvent our security systems, and we have in the past, and expect that we will in the future, defend against, experience, and respond to attacks on our network including, without limitation, reconnaissance probes, denial of service attempts, malicious software attacks including ransomware or other attacks intended to render our internal operating systems or data unavailable, and phishing attacks or business email compromise. We have experienced cybersecurity incidents in the past, including the previously disclosed cyber incident in April 2025 that impacted our network, resulted in the exfiltration of certain data, including PII and PHI, and disrupted our operations. We have restored all relevant business functions and patient care continued throughout the incident and incident response. The incident adversely impacted our billing and revenue collection cycles, among other things, and we continue to incur expenses and engage in workforce activities for ongoing remediation activities and related litigation and regulatory matters. To date neither this incident nor any other cyber incident has had a material adverse impact on our business, results of operations, financial condition and cash flows.
Cybersecurity requires ongoing investment and diligence against evolving threats and in the context of new or developing technologies. For further information regarding the risks we face from cybersecurity threats and how our business strategy, results of operations, and financial condition could be materially affected by such risks, see Part I Item IA. "Risk Factors" under the heading "If we fail to maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks..."

Governance
Board Oversight
As part of its oversight responsibilities, the Audit Committee monitors privacy, data and cybersecurity as specific risk areas and regularly reports to the Board on these topics. The Audit Committee also works with the Compliance and Quality Committee to oversee enterprise risks with healthcare and anti-corruption requirements, and those requirements include certain privacy, data and cybersecurity aspects. Three of our Board members, Mr. Schechter, Dr. Moore and Ms. Schoppert, with Mr. Schechter and Ms. Schoppert serving as members of the Audit Committee, individually hold a NACD CERT Certificate in Cyber-Risk Oversight. As part of that oversight function, the Audit Committee reviews and discusses key privacy, data, and cybersecurity risk exposures with management, and generally receives reports from the ERM team and the CIO or their respective designees on a quarterly basis. On a periodic basis, the full Board of Directors also receives reports from the ERM team and the CIO. The CPO and/or CLO periodically reports to the Audit Committee about the Company’s privacy program, and Internal Audit reports to the Audit Committee quarterly, providing the Audit Committee with results from any privacy, data, or cybersecurity audits. The Audit Committee also oversees the Company's negotiation of any cybersecurity insurance. Currently, the Company maintains a cybersecurity risk insurance policy providing coverage for certain cybersecurity breaches among other specified risks.
Management
Among other things, the Company’s Privacy team creates, updates and implements policies and procedures that are designed to comply with privacy laws and requirements in the countries in which we do business. Working with Internal Audit and the CIO, the Privacy team also proactively assesses the nature and potential severity of privacy risks within DaVita and takes steps to help mitigate such risks. As referenced above, our IT Security team, in consultation with our Privacy team, is primarily responsible for frontline assessments and management of day-to-day risks from cybersecurity threats, including the monitoring and detection of cybersecurity incidents. The CIO, CISO, IT Security team and Privacy team collectively conduct incident response with respect to cybersecurity events that may threaten the privacy and security of personal data, including PHI. Pursuant to the Company's incident response plans, the teams are responsible for assessing and classifying cybersecurity incidents and coordinating the response to such incidents, including managing both internal and external reporting obligations and remediation efforts.
Our IT security team also operates a 24x7 security operations center. This dedicated center, alongside active monitoring of the dark web for DaVita-related data, and our use of both internal and external tools, is designed to ensure proactive detection, prevention and remediation of cybersecurity incidents. We inform and develop this integrated approach through our ongoing internal and external evaluations and risk assessments of our IT security program as described above.
As discussed above, key personnel responsible for privacy and cybersecurity expertise include our CIO, CISO and CPO. Their qualifications include expertise in international privacy laws, compliance, global IT strategy, and security responsibilities, helping to ensure a comprehensive approach to risk management. Our CISO has more than two decades of experience in information technology risk and compliance and holds a Certified Chief Information Security Officer certification from EC-Council, a Certified Information Security Manager certification from ISACA and a certification from the Massachusetts Institute of Technology on AI management in healthcare. Our CPO is a Certified Information Privacy Professional and a Certified Compliance and Ethics Professional, and has more than two decades of experience in creating and implementing privacy and data protection programs that enable multinational organizations to respect and protect personal data and execute mission critical business strategies.
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
The vast majority of our U.S. and international outpatient dialysis centers are leased. We believe that if we were unable to renew a lease of a dialysis center or administrative office, we could find alternative space at competitive market rates and relocate our operations to such new location without material disruption to our business. See Note 13 to the consolidated financial statements included in this report for information regarding our leases, and "Location of our U.S. dialysis centers" and "International dialysis operations" under Part I Item 1. "Business" for the locations of our U.S. dialysis centers and international dialysis centers, respectively.

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

PART II
Item 5.        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol DVA. The closing price of our common stock on January 30, 2026 was $109.34 per share. According to Computershare, our registrar and transfer agent, as of January 30, 2026, there were 5,759 holders of record of our common stock. This figure does not include the indeterminate number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.
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
Stock Repurchases
The following table summarizes our repurchases of our common stock during 2025:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
January 1 - March 31, 2025	3,660	$148.94	3,660	$1,389,154
April 1 - June 30, 2025	3,067	$144.00	3,067	$947,536
July 1 - September 30, 2025	3,274	$140.67	3,274	$2,486,956
October 1 - December 31, 2025	2,678	$122.78	2,678	$2,158,131
Total	12,679	$140.09	12,679

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
As of February 6, 2026, we have a total of $1.9 billion, excluding excise taxes, available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations, including under the terms of our senior secured credit facilities.
Item 6.        Reserved

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, statements about our balance sheet and liquidity, our expenses, revenues, billings and collections, patient census, the impact of the cybersecurity incident experienced by the Company in 2025, the potential impact of the One Big Beautiful Bill Act (OBBBA) and federal government policy changes or shutdowns, including with respect to federal funding and reimbursement rates of Medicare, Medicare Advantage, Medicaid and other government programs, availability or cost of supplies, including without limitation the impact of evolving trade policies and tariffs and any reduction in clinical and other supplies due to any disruptions experienced by third party vendors, including with respect to our ability to provide home dialysis services, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, including potential impacts to such mix as a result of U.S. administration policies, current macroeconomic, marketplace and labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, capital allocation plans, expenses, cost saving initiatives, other strategic initiatives, use of contract labor, government and commercial payment rates, expectations related to value-based care (VBC), integrated kidney care (IKC), Medicare Advantage (MA) plan enrollment and our international operations, expectations regarding increased competition and marketplace changes, including those related to new or potential entrants in the dialysis and pre-dialysis marketplace and the potential impact of innovative technologies, drugs, or other treatments on the dialysis industry, and expectations regarding our share repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," "could," "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•external conditions, including those related to general economic, political and global health conditions, including without limitation, the impact of global events and political or governmental volatility; the impact of the domestic political environment and related developments on the current healthcare marketplace, our patients and on our business, including without limitation, developments related to domestic policy initiatives and guidance or potential government shutdowns; the continuing impact of infectious diseases on the chronic kidney disease population and our patient population; supply chain challenges and disruptions, including without limitation, with respect to certain key services, critical clinical supplies and equipment we obtain from third parties, and including any impacts on our supply chain and cost of supplies as a result of natural disasters or evolving trade policies, including tariffs; the potential impact on our patients and industry of new or potential entrants in the dialysis and pre-dialysis marketplace and innovative technologies, drugs, or other treatments; elevated teammate turnover or labor costs; the impact of continued increased competition from dialysis providers and others; and our ability to respond to challenging U.S. and global economic and marketplace conditions, including, among other things, our ability to successfully identify cost saving opportunities;
•the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates; our ability to negotiate and maintain contracts with these payors on competitive terms or at all; a reduction in the number or percentage of our patients under commercial plans, including, without limitation, as a result of healthcare, immigration or other policies implemented by the U.S. administration, continuing legislative efforts to restrict or prohibit the use and/or availability of charitable premium assistance, as a result of payors implementing restrictive plan designs or resulting from negotiations with large commercial payors that we have in the past, and currently are, conducting on a concurrent basis;
•risks arising from laws, regulations or requirements applicable to us or changes thereto, including, without limitation, the OBBBA and those related to trade policy, healthcare, privacy, antitrust matters, and acquisition, merger, joint venture or similar transactions and/or labor matters, and potential impacts of changes in interpretation or enforcement thereof or related litigation impacting, among other things, coverage or reimbursement rates for our services or the number of patients enrolled in or that select higher-paying commercial plans, and the risk that we make incorrect assumptions about how our patients will respond to any such developments;

•our ability to successfully implement strategic and operational initiatives in a complex, evolving and highly regulated environment, including, without limitation, with respect to IKC and VBC initiatives and home based dialysis;
•a reduction in government payment rates under the Medicare End Stage Renal Disease program, state Medicaid or other government-based programs and the impact of the MA benchmark structure and adjustment methodologies;
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
•our ability to successfully maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely and our ability to successfully adopt or adapt to new technologies, treatments or therapies;
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
•our ability to attract, retain and motivate teammates, including key leadership personnel, and our ability to manage potential disruptions to our business and operations, including potential work stoppages, operating cost increases or productivity decreases whether due to union organizing activities, political unrest or legislative or other changes, demand for labor, volatility and uncertainty in the labor market, the current challenging and highly competitive labor market conditions, including due to the ongoing nationwide shortage of skilled clinical personnel, or other reasons;
•changes in practice patterns related to pharmaceuticals, medical equipment or supplies, reimbursement and payment policies and processes, or pricing, including with respect to oral phosphate binders, among other things;
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
•our goals and disclosures related to sustainability matters, including, among other things, evolving regulatory requirements affecting environmental, social and governance standards, measurements and reporting requirements; and
•the other risk factors, trends and uncertainties set forth in Part I Item 1A. of this Annual Report on Form 10-K, and the other risks and uncertainties discussed in any subsequent reports that we file or furnish with the Securities and Exchange Commission (SEC) from time to time.
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
Operational and financial highlights for 2025 include, among other things:
•U.S. dialysis revenue growth of 3.5% from an increase in average patient services revenue per treatment of $18.24;
•revenue growth of 27.3% in our other ancillary businesses, primarily in our international operations;
•operating income of $2,044 million and adjusted operating income of $2,094 million;
•operating cash flows of $1,887 million and free cash flows of $1,024 million;
•repurchase of 12,678,623 shares of our common stock for aggregate consideration of $1,788 million, and a 14.9% net reduction in our outstanding share count year-over-year;
•entry into a new Term Loan A-2 facility in the aggregate principal amount of $2,000 million and a revolving line of credit in an aggregate principal amount up to $1,500 million, and entry into a new Term Loan B-2 facility in the aggregate principal amount of $1,878 million. A portion of the proceeds from these transactions was used to pay-off the principal balances outstanding on our Term Loan A-1 and Term Loan B-1;
•issuance of an aggregate principal amount of $1,000 million of 6.75% senior notes due 2033;
•we purchased an additional $4,750 million notional amount of forward interest rate caps to shield our exposure to significant interest rate increases through 2029; and
•leverage ratio, as a multiple of Consolidated EBITDA, each as defined by our credit agreement, remained within our target range of 3.0x to 3.5x throughout 2025.
Additional highlights include:
•a net increase in consolidated patient growth of 4.9%, primarily driven by 17.6% in international patient growth as of December 31, 2025; and
•a net increase of 76 international dialysis centers primarily from acquisitions.
We assess our revenue and operating performance for our U.S. dialysis business based upon several principal metrics including, among others, treatment volume, revenue per treatment and patient care costs. Each of these metrics may be impacted by a number of factors that change from period to period and over time. In 2026 in our U.S. dialysis business, we expect approximately flat treatment volumes due to the net impact of a number of factors. These include, among other things, mortality levels that remain elevated relative to pre-pandemic periods, but assuming a slight improvement in flu impact compared to 2025; and admissions levels consistent with 2025 excluding the impact of the recent cyber incident. We expect operating income growth resulting from revenue per treatment improvements, primarily driven by rate increases and improvements in collections efforts impacted by the cyber incident, partially offset by the expiration of enhanced premium tax credits for exchange plans. We expect an increase in costs per treatment due to inflationary increases in labor and other costs, partially offset by a continued decline in depreciation and amortization costs as well as a decline in costs associated with the cyber incident. In addition, we expect the impact of phosphate binders on operating income to be approximately flat year-over-year. We also expect operating income growth in our international business and our integrated kidney care business. We expect a decrease in debt expense in 2026 due in part to the financing transactions announced in 2025, as described below. We expect positive other income in 2026 as the result of decreased losses from our investment of Mozarc Medical Holding LLC (Mozarc). Finally, considerable uncertainty remains surrounding the continued implementation and development of the various governmental laws, regulations and other requirements that may impact our business, including the extent to which such developments impact the behavior of other health care market participants such as payors, employers, charitable organizations and government agencies.

On June 19, 2019, we completed the sale of our prior DaVita Medical Group (DMG) business to a subsidiary of Optum, Inc., a subsidiary of UnitedHealth Group Inc. The effects of the DMG sale have been reported in discontinued operations for all periods presented and DMG is not included below in this Management's Discussion and Analysis.
The discussion below includes analysis of our financial condition and results of operations for the years ended December 31, 2025 compared to December 31, 2024. Our Annual Report on Form 10-K for the year ended December 31, 2024, includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2023, in its Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
References to the "Notes" in the discussion below refer to the notes to the Company's consolidated financial statements included in this Annual Report on Form 10-K at Part IV Item 15, "Exhibits, Financial Statement Schedules" as referred from Part II Item 8, "Financial Statements and Supplementary Data."
General Economic, Political and Global Health Conditions
We continue to be impacted by external conditions, including, but not limited to, those related to general economic, political and global health conditions, changing population or demographic trends and severe weather events or natural disasters. These conditions can impact our business in a variety of ways, including, among other things, by affecting our patient census, treatment volumes, revenues, results of operations and operating and other costs. These conditions are generally outside of our control and none of which we can reasonably predict and are interrelated or have interdependent complex consequences. As a result, the ultimate impact of these conditions on our business over time will depend on a myriad of future developments and is highly uncertain and difficult to predict. For additional discussion of these external conditions and the impact they may have on our business, see Part I Item 1. "Business" and Part I Item 1A. "Risk Factors."

Consolidated results of operations
The following table summarizes our revenues, operating income and adjusted operating income by line of business. See the discussion of our results for each line of business following this table. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Year ended December 31,		Annual change
	2025	2024	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$11,793	$11,391	$402	3.5%
Other - Ancillary services	1,922	1,510	412	27.3%
Elimination of intersegment revenues	(72)	(86)	14	16.3%
Total consolidated revenues	$13,643	$12,816	$827	6.5%

Operating income:
U.S. dialysis	$2,084	$2,121	$(37)	(1.7)%
Other - Ancillary services	92	83	9	10.8%
Corporate administrative support	(133)	(113)	(20)	(17.7)%
Operating income	$2,044	$2,090	$(46)	(2.2)%

Adjusted operating income:(1)
U.S. dialysis	$2,109	$2,086	$23	1.1%
Other - Ancillary services	117	8	109	1,362.5%
Corporate administrative support	(133)	(113)	(20)	(17.7)%
Adjusted operating income	$2,094	$1,981	$113	5.7%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income by reportable segment, see the "Reconciliations of non-GAAP measures" section below.
U.S. dialysis business
Our U.S. dialysis business is a leading provider of kidney dialysis services, which as of December 31, 2025, operated 2,657 outpatient dialysis centers serving approximately 200,500 patients, and contracted to provide hospital inpatient dialysis services in approximately 740 hospitals. We estimate that we have approximately a 36% share of the U.S. dialysis market based upon the number of patients we serve.
Approximately 86% of our 2025 consolidated revenues were derived directly from our U.S. dialysis business. The principal drivers of our U.S. dialysis revenues include    :
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
In the U.S., government dialysis-related payment rates are principally determined by federal Medicare and state Medicaid policy. For 2025, approximately 68% of our total U.S. dialysis patient service revenues were generated from government-based programs for services to approximately 89% of our total U.S. patients. These government-based programs are principally Medicare and MA, Medicaid and managed Medicaid plans, and other government plans, representing approximately 57%, 7% and 3% of our U.S. dialysis patient service revenues, respectively.

In November 2025, the Centers for Medicare & Medicaid Services (CMS) issued a final rule to update the Medicare ESRD Prospective Payment System payment rate and policies for calendar year 2026. CMS has finalized ESRD freestanding facilities' average reimbursement by an increase of 2.2% in 2026.
In addition, from time-to-time CMS identifies drugs to be added to the ESRD PPS bundled payment. On January 1, 2025, phosphate binders, a drug class taken orally by many ESKD patients to reduce absorption of dietary phosphate, were incorporated into the ESRD PPS bundle. Phosphate binders are not considered accounted for in the ESRD PPS base rate at this time and will be reimbursed through a Transitional Drug Add-on Payment Adjustment (TDAPA). The TDAPA period currently is set to expire at the end of 2026. Currently, phosphate binders are offered in both generic and branded forms and are produced by multiple manufacturers. During this TDAPA period, our operating results could be materially impacted by certain factors, including physician prescribing patterns, the terms of supplier and other vendor contracts, the mix of branded and generic forms of the drug used by our patients, whether the drug enters into the ESRD PPS and becomes part of its bundled payment following TDAPA and, if so, at what rate and how payors will treat reimbursement of the drug at the conclusion of the TDAPA period.
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
For a discussion of government reimbursement, the Medicare ESRD bundled payment system, MA and commercial reimbursement, see Part I Item 1."Business" under the heading "U.S. dialysis business – Sources of revenue-concentrations and risks." For a discussion of operational, clinical and financial risks and uncertainties that we face in connection with the Medicare ESRD bundled payment system, see the risk factor in Part I Item 1A. "Risk Factors" under the heading "Our business is subject to a complex set of governmental laws, regulations and other requirements..." For a discussion of operational, clinical and financial risks and uncertainties that we face in connection with commercial payors, including with respect to our MA business, see the risk factor in Part I Item 1A. "Risk Factors" under the headings "If the number or percentage of patients with higher-paying commercial insurance declines..." and "If we are unable to negotiate and maintain contracts with private payors on competitive terms..."
We anticipate that we will continue to experience increases in our operating costs in 2026 that may outpace any net Medicare, commercial or other rate increases that we may receive, which could significantly impact our operating results. In particular, we expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, including increases in maintenance costs, regardless of whether there is a compensating inflation-based increase in Medicare, commercial or other payor payment rates. In addition, we expect to continue to incur capital expenditures and associated depreciation and amortization costs to improve, renovate and maintain our facilities, equipment and information technology to provide improved clinical care, improve operating efficiency, and meet evolving regulatory requirements and otherwise.
U.S. dialysis patient care costs are those costs directly associated with operating and supporting our dialysis centers, home-based dialysis programs and hospital inpatient dialysis programs. The principal drivers of our U.S. dialysis patient care costs include:
•labor costs, including clinical hours per treatment, labor rates and benefit costs;
•vendor pricing and utilization levels of pharmaceuticals and medical supplies; and
•business infrastructure costs, which include the operating costs of our dialysis centers.
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
Our average clinical hours per treatment decreased in 2025 compared to 2024 primarily due to a decrease in turnover as described below. We are always striving for improved productivity levels, however, changes in factors such as federal and state policies or regulatory billing requirements can lead to increased labor costs as can increases in turnover. In 2025, the demand for skilled clinical personnel continued, exacerbated by the nationwide shortage of these resources. In both 2025 and 2024, we experienced increases in our clinical labor wage rates, which includes contract labor, of approximately 3.8%. We expect to continue to see higher clinical labor rates in 2026 due to labor market conditions, including changes in local minimum wage laws, and the continued competition for skilled clinical personnel. In 2025, our overall clinical teammate turnover decreased from 2024, but remains elevated from historical pre-COVID levels. We also continue to experience increases in the infrastructure and operating costs of our dialysis centers and general increases in utilities and repairs and maintenance. In 2025, we continued to implement certain cost control initiatives to help manage our overall operating costs, including labor productivity, and we expect to continue these initiatives in 2026.
Our U.S. dialysis general and administrative expenses represented 10.6% and 10.3% of our U.S. dialysis revenues in 2025 and 2024, respectively. Increases in general and administrative expenses over the last several years were primarily related to strengthening our dialysis business and related compliance and operational processes, responding to certain legal and compliance matters and professional fees. We expect that these levels of general and administrative expenses will be impacted by continued investment in developing our capabilities and executing on our strategic priorities, among other things.
U.S. dialysis results of operations
Treatment volume:

	Year ended December 31,		Annual change
	2025	2024	Amount	Percent
Dialysis treatments	28,733,980	29,046,346	(312,366)	(1.1)%
Average treatments per day	91,802	92,534	(732)	(0.8)%
Treatment days	313.0	313.9	(0.9)	(0.3)%
Average treatments per normalized day	91,743	92,563	(820)	(0.9)%
Number of normalized treatment days(1)	313.2	313.8	(0.6)	(0.2)%
Normalized non-acquired treatment growth(2)	(0.8)%	—%		(0.8)%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers

(1)Normalized treatment days reflect treatment days adjusted to normalize for the mix of days of the week in a given period.
(2)Normalized non-acquired treatment growth reflects year over year growth in treatment volume, adjusted to exclude acquisitions and other similar transactions, and further adjusted to normalize for the number and mix of treatment days in a given period versus the prior period.
Our U.S. dialysis operating revenues and expenses are directly driven by treatment volume. The decrease in our U.S. dialysis treatments in 2025 was primarily driven by a decrease in average treatments per day due to higher mortality and missed treatments from a more severe flu season, as well as fewer treatment days.
Revenues:

	Year ended December 31,		Annual change
	2025	2024	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$11,793	$11,391	$402	3.5%
Average patient service revenue per treatment	$409.56	$391.32	$18.24	4.7%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers
U.S. dialysis average patient service revenue per treatment increased primarily driven by the incorporation of phosphate binders into the ESRD PPS bundle and an increase in average reimbursement rates from normal annual rate increases, including Medicare base rate.

Operating expenses and charges:

	Year ended December 31,		Annual change
	2025	2024	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$7,854	$7,498	$356	4.7%
General and administrative	1,253	1,174	79	6.7%
Depreciation and amortization	633	661	(28)	(4.2)%
Equity investment income	(32)	(28)	(4)	(14.3)%
Gain on changes in ownership interests	—	(35)	35	(100.0)%
Total operating expenses and charges	$9,709	$9,270	$439	4.7%
Patient care costs per treatment	$273.34	$258.12	$15.22	5.9%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers
Charges impacting operating income
Cybersecurity incident-related charges. During the second quarter of 2025, we experienced a cybersecurity incident that impacted certain elements of our network and resulted in a temporary disruption of our operations, as described above. As a result of our efforts to remediate the incident and restore systems with the assistance of third-party cybersecurity professionals, we incurred patient care charges of approximately $1.0 million and general and administrative expenses of approximately $24.2 million during the year ended December 31, 2025. These costs do not include the impact related to business interruption on our results.
Patient care costs. U.S. dialysis patient care costs per treatment increased primarily due to increases in pharmaceutical costs, driven by the administration of phosphate binders, and increased compensation expenses, including increased wage rates partially offset by increased productivity. Other drivers of this increase include increased medical supplies expense and health benefits expense.
General and administrative expenses. U.S. dialysis general and administrative expenses increased primarily due to increases in costs related to information technology (IT) and the cybersecurity incident, as described above, as well as increased compensation expenses, including increased wage rates and headcount. These increases were partially offset by decreased center closure costs.
Depreciation and amortization. Depreciation and amortization expense is directly impacted by the number of our dialysis centers and the information technology that we develop and acquire as well as changes in useful lives of assets. U.S. dialysis depreciation and amortization expense decreased in 2025 primarily due to decreases in capital IT projects and accelerated depreciation related to center closures.
Equity investment income. U.S. dialysis equity investment income increased due to increased profitability at certain nonconsolidated dialysis partnerships.
Gain on changes in ownership interests. During 2024, we acquired a controlling interest in a previously nonconsolidated dialysis partnership for which we recognized a non-cash gain of $35.1 million on our prior investment upon consolidation.
Operating income and adjusted operating income

	Year ended December 31,		Annual change
	2025	2024	Amount	Percent
	(dollars in millions)
Operating income	$2,084	$2,121	$(37)	(1.7)%
Adjusted operating income(1)	$2,109	$2,086	$23	1.1%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income by reportable segment, see the "Reconciliations of non-GAAP measures" section below.
U.S. dialysis operating income for 2025 compared to 2024 was negatively impacted by the cybersecurity incident-related charges in 2025 and a gain on changes in ownership interest in 2024, each described above. U.S. dialysis operating income and adjusted operating income for 2025 compared to 2024 were impacted by the factors discussed above.

Other - Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of December 31, 2025, these consisted primarily of our U.S. IKC business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations. In the first quarter of 2025, we reallocated the revenues and costs associated with an internal software product from the U.S. IKC business to the U.S. other ancillary business. Prior periods have been recast to reflect this change.
These ancillary services, including our international operations, generated revenues of approximately $1.922 billion in 2025, representing approximately 14% of our consolidated revenues.
As of December 31, 2025, DaVita IKC provided integrated care and disease management services to approximately 66,000 patients in risk-based integrated care arrangements and to an additional 9,400 patients in other integrated care arrangements. We also expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include, among other things, healthcare services not related to kidney disease.
For a discussion of the risks related to IKC and our ancillary services, see the discussion in the risk factors in Part I Item 1A. "Risk Factors" under the heading "We invest in strategic and operational initiatives to maintain our business and expand our capabilities in a complex, evolving and highly regulated environment."
As of December 31, 2025, our international dialysis business owned or operated 585 outpatient dialysis centers located in 14 countries outside of the U.S. For 2025, total revenues generated from our international operations were approximately 10% of our consolidated revenues.
Ancillary services results of operations

	Year ended December 31,		Annual change
	2025	2024	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$542	$504	$38	7.5%
U.S. other ancillary	34	29	5	17.2%
International	1,346	977	369	37.8%
Total ancillary services revenues	$1,922	$1,510	$412	27.3%

Operating income (loss):
U.S. IKC	$22	$(18)	$40	222.2%
U.S. other ancillary	(18)	(26)	8	30.8%
International(1)	89	127	(38)	(29.9)%
Total ancillary services operating income	$92	$83	$9	10.8%

Adjusted operating income (loss)(2):
U.S. IKC	$22	$(18)	$40	222.2%
U.S. other ancillary	(18)	(26)	8	30.8%
International(1)	114	52	62	119.2%
Total adjusted operating income:	$117	$8	$109	1,362.5%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)The reported operating income and adjusted operating income for the year ended December 31, 2024 includes foreign currency gains embedded in equity method income recognized from our Asia Pacific (APAC) joint venture, which was consolidated in the fourth quarter of 2024, of approximately $0.6 million.
(2)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of non-GAAP measures" section below.

Items impacting operating income
Gain on changes in ownership interests. During 2024, we acquired a controlling interest in the previously nonconsolidated partnership known as the Company's APAC joint venture, for which we recognized a non-cash gain of $74.3 million on our prior investment upon consolidation.
Accruals for legal matters. During 2025, we recorded a charge of $25 million for a legal matter within our international line of business.
Operating income (loss) and adjusted operating income (loss):
Our IKC operating income and adjusted operating income were impacted by a net increase in shared savings and increased revenues related to our special needs plans, partially offset by decreased revenues related to the divestiture of our physician services business in 2024. IKC operating income and adjusted operating income were also impacted by decreased operating expenses related to the divestiture of our physician services business in 2024 and medical claims expense related to our special needs plans, partially offset by increased professional fees.
Our U.S. other ancillary services operating loss and adjusted operating loss was impacted by favorable results in our clinical research business and a reduction of the earn-out obligations related to our transplant software business in the first quarter of 2025.
Our international operating income was impacted by a gain on a change in business ownership interests in 2024 and a legal accrual in 2025, as described above. International operating income and adjusted operating income were impacted by acquired and non-acquired treatment growth.
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
Corporate administrative support expenses increased $20 million due to increased long-term incentive compensation expenses, partially offset by decreased professional fees.
Corporate-level charges

	Year ended December 31,		Annual change
	2025	2024	Amount	Percent
	(dollars in millions)
Debt expense	$580	$470	$110	23.4%
Debt extinguishment and modification costs	$14	$20	$(6)	(30.0)%
Weighted average effective interest rate(1)	5.51%	5.68%		(0.17)%
Other loss, net	$(103)	$(70)	$(33)	(47.1)%
Effective income tax rate	21.8%	18.3%		3.5%
Effective income tax rate from continuing operations attributable to DaVita Inc.(2)	29.1%	22.9%		6.2%
Net income attributable to noncontrolling interests	$332	$314	$18	5.7%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

(1)Represents our overall weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, premium and deferred financing charges as of the dates presented.
(2)For a reconciliation of our effective income tax rate from continuing operations attributable to DaVita Inc., see the "Reconciliations of non-GAAP measures" section below.

Debt expense
Debt expense increased primarily due to an increase in our long-term debt balance related to the third quarter 2024 issuance of 6.875% senior notes due 2032 and the second quarter 2025 issuance of 6.75% senior notes due 2033, as well as the expiration of our 2019 interest rate cap agreements on June 30, 2024, which had lower rates than our currently effective interest rate caps. These increases were partially offset by decreases in the interest rate margins on our senior secured credit facilities as a result of the Term Loan A-2 and Term Loan B-2 transactions. See Note 12 to the consolidated financial statements for further information on the components of our debt and changes in them since 2024.
Debt extinguishment and modification costs
Debt extinguishment and modification costs were $14 million in 2025 composed partially of fees incurred in connection with the Term Loan A-2 and Term Loan B-2 transactions and partially of deferred financing costs written off for the extinguishment of Term Loan A-1 and prior revolving credit facility, and deferred financing costs and original issue discount written off for the extinguishment of Term Loan B-1. Comparatively, debt extinguishment and modification costs were $20 million in 2024 composed of fees incurred in connection with the additional incremental borrowing on our Term Loan A-1, the extension of the maturity date of a portion of our Term Loan B-1 from August 2026 to May 2031, and deferred financing costs and original issue discount written off for the extinguishment of the non-extended Term Loan B-1. See Note 12 to the consolidated financial statements for further information on the Term Loan A-2, Term Loan B-2 and the components of our debt.
Other loss, net
Other loss increased primarily due to increased equity investment losses at Mozarc which included impairment and restructuring charges of $46.4 million, partially offset by gain on remeasurement of contingent consideration of $12.6 million, as well as decreased interest income.
Provision for income taxes
Our effective income tax rate and effective income tax rate from continuing operations attributable to DaVita Inc. increased in 2025 primarily due to a one-time benefit recognized in 2024 related to non-taxable non-cash gains for previously nonconsolidated businesses, a write down of a 2014 tax refund claim recognized in 2025 and increases in non-deductible executive compensation. Additionally, our effective income tax rate was impacted by the portion of earnings attributable to our non-controlling interests.
Net income attributable to noncontrolling interests
The increase in income attributable to noncontrolling interests was due to an increase in earnings at certain U.S. dialysis partnerships.
U.S. dialysis accounts receivable
Our U.S. dialysis accounts receivable balances at December 31, 2025 and December 31, 2024 were $1.610 billion and $1.615 billion, respectively, representing approximately 49 days and 52 days of revenue (DSO), respectively. The decrease in DSO was primarily due to continued collections improvements. Our DSO calculation is based on the most recent quarter’s average revenues per day. There were no significant changes during 2025 from 2024 in the carrying amount of accounts receivable outstanding over one year old or in the amounts pending approval from third-party payors.
As of December 31, 2025 and 2024, our U.S. dialysis accounts receivable balances that are more than six months old represented approximately 18% and 23% of our U.S. dialysis accounts receivable balances outstanding, respectively. Substantially all revenue realized for patient services is received from government and commercial payors, as discussed above. Approximately 1% of our revenues in both periods were not covered by insurance and payment was the responsibility of the patient.
Amounts pending approval from third-party payors associated with Medicare bad debt claims as of December 31, 2025 and 2024, other than the standard monthly billing, were approximately $132 million and $107 million, respectively, and are classified within contract assets and other receivables. A significant portion of our Medicare bad debt claims are typically paid to us before the Medicare fiscal intermediary audits the claims but are subject to subsequent adjustment based upon the actual results of those audits. Such audits typically occur one to four years after the claims are filed.

Liquidity and capital resources
The following table summarizes our major sources and uses of cash, cash equivalents and restricted cash:

	Year ended December 31,		Annual change
	2025	2024	Amount	Percent
	(dollars in millions)
Net cash provided by operating activities:
Net income	$1,079	$1,251	$(172)	(13.7)%
Non-cash items in net income	1,071	801	270	33.7%
Other working capital changes	(230)	44	(274)	(622.7)%
Other	(33)	(74)	41	55.4%
	$1,887	$2,022	$(135)	(6.7)%

Net cash provided by investing activities:
Maintenance capital expenditures(1)	$(412)	$(394)	$(18)	(4.6)%
Development capital expenditures(2)	(164)	(162)	(2)	(1.2)%
Acquisition expenditures	(117)	(246)	129	52.4%
Proceeds from sale of self-developed properties	31	18	13	72.2%
Other	8	12	(4)	(33.3)%
	$(655)	$(771)	$116	15.0%

Net cash provided by financing activities:
Debt proceeds (payments), net	$820	$1,095	$(275)	(25.1)%
Deferred and debt related financing costs	(54)	(51)	(3)	(5.9)%
Distributions to noncontrolling interests	(324)	(337)	13	3.9%
Contributions from noncontrolling interests	7	14	(7)	(50.0)%
Stock award exercises and other share issuances	(12)	(114)	102	89.5%
Share repurchases	(1,793)	(1,386)	(407)	(29.4)%
Other	(19)	(39)	20	51.3%
	$(1,375)	$(817)	$(558)	(68.3)%

Total number of shares repurchased	12,678,623	9,832,705	2,845,918	28.9%

Free cash flow(3)	$1,024	$1,162	$(138)	(11.9)%
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
Consolidated cash flows
Consolidated cash flows from operating activities for 2025 and 2024 were $1,887 million and $2,022 million, respectively. The decrease in operating cash flows was principally due to a decrease in operating results and timing in other working capital items partially offset by a decrease in cash taxes.
Cash flows used for investing activities in 2025 decreased compared to 2024 principally due to a decrease in acquisitions spend in our international business.

Cash flows used in financing activities increased $558 million in 2025 compared to 2024. Significant sources of cash during the period included the refinancing of Term Loan A-1 with a secured Term Loan A-2 facility in the aggregate principal amount of $2,000 million, the refinancing of Term Loan B-1 with a secured Term Loan B-2 facility in the aggregate principal amount of $1,878 million and the issuance of 6.75% senior notes due 2033 in the amount of $1,000 million (the 6.75% Senior Notes). Significant uses of cash during that same period included the pay-off of the remaining principal balance outstanding on our Term Loan B-1 in the amount of $1,628 million, the pay-off of the remaining principal balance outstanding on our Term Loan A-1 in the aggregate amount of $2,200 million and repayment of $93 million in interest-free funding made available by UnitedHealth Group and its affiliates following the cybersecurity breach that affected Change Healthcare (CHC), a subsidiary of UnitedHealth Group. Other significant uses of cash during the period included regularly scheduled principal payments under our senior secured credit facilities totaling approximately $59 million on our Term Loan A-1, $8 million on Term Loan B-1 and $9 million on Term Loan B-2, as well as additional required payments under other debt arrangements. Additionally, we recognized financing cash outflows of $33 million in deferred financing costs related to the 6.75% Senior Notes transaction and refinancing of Term Loan A-1 and Term Loan B-1, as well as $21 million in cap premium fees for our 2025 forward interest rate cap agreements. During the year ended December 31, 2025 we also used cash to repurchase 12,678,623 shares of our common stock.
By comparison, the same period in 2024 included the extension of the maturity date from August 2026 to May 2031 for a portion of our Term Loan B-1 (the Extended Term Loan B-1 transaction) in the aggregate principal amount of approximately $1,640 million, (such portion referred to as the Extended Term Loan B-1), the incurrence of an incremental Term Loan A-1 tranche in the aggregate principal amount of $1,100 million (such portion referred to as the Incremental Term Loan A-1), the issuance of 6.875% senior notes due 2032 in the amount of $1,000 million (the 6.875% Senior Notes) and CHC temporary funding assistance, as described above, of $93 million, net, during the year ended December 31, 2024. Significant uses of cash during that same period included debt prepayments on Term Loan B-1 in the aggregate amount of approximately $2,590 million as part of the Extended Term Loan B-1, Incremental Term Loan A-1 and 6.875% Senior Notes transactions, and regularly scheduled principal payments under our senior secured credit facilities totaling approximately $75 million on our Term Loan A-1, $14 million on Term Loan B-1 and $4 million on Extended Term Loan B-1, as well as additional required payments under other debt arrangements. Additionally, we recognized financing cash outflows of $36 million in deferred financing costs and discount related to the Fourth and Sixth Amendments to the Senior Secured Credit Agreement and 6.875% Senior Notes transaction, as well as $15 million in cap premium fees for our 2024 forward interest rate cap agreements. During the year ended December 31, 2024 we also used cash to repurchase 9,832,705 shares of our common stock.
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
The table below shows the growth in our dialysis operations by number of dialysis centers owned or operated:

	U.S.		International
	2025	2024	2025	2024
Number of centers operated at beginning of year	2,657	2,675	509	367
Acquired centers	3	12	62	198
Developed centers	12	13	7	5
Net change in non-owned managed or administered centers(1)	—	(7)	28	(47)
Sold and closed centers(2)	(3)	(12)	(13)	(6)
Closed centers(3)	(12)	(24)	(8)	(8)
Number of centers operated at end of year	2,657	2,657	585	509

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
Stock repurchases
The following table summarizes our common stock repurchases during the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025			2024
	Shares repurchased	Amount paid(1)	Average price(2)	Shares repurchased	Amount paid(1)	Average price(2)
	(dollars in millions and shares in thousands, except per share data)
Open market	9,292	$1,304	$138.98	9,833	$1,389	$140.06
Berkshire	3,387	485	$143.11	—	—	$—
	12,679	$1,788	$140.09	9,833	$1,389	$140.06
Certain columns may not sum or recalculate due to the presentation of rounded numbers

(1)Includes commissions and applicable excise tax. The excise tax is recorded as part of the cost basis of treasury shares repurchased and, as such, is included in stockholders’ equity.
(2)Average price paid per share excludes commissions and excise tax.
We retired all shares of common stock held in treasury effective December 31, 2025.
Subsequent to December 31, 2025, we have repurchased 1,772,872 shares of our common stock for $217 million at an average price paid of $122.08 per share through February 6, 2026, including repurchases from Berkshire Hathaway Inc. (Berkshire) pursuant to our previously disclosed share repurchase agreement.
See further discussion of our share repurchase activity, authorizations and information on our share repurchase agreement with Berkshire in Note 18 to the consolidated financial statements.
Available liquidity
As of December 31, 2025, our cash balance was $676 million and we held approximately $24 million in short-term investments. At that time we also had undrawn capacity on the revolving line of credit under our senior credit facilities of $1.5 billion. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of December 31, 2025. As of December 31, 2025 we separately had approximately $195 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
See Note 12 to the consolidated financial statements for components of our long-term debt and their interest rates.
We believe that our cash flows from operations and other sources of liquidity, including from amounts available under our senior secured credit facilities and our access to the capital markets, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. From time to time, depending on market conditions, our capital requirements and the availability of financing, among other things, we may seek to refinance our existing debt and may incur additional indebtedness. Our primary recurrent sources of liquidity are cash from operations and cash from borrowings, which are subject to general, economic, financial, competitive, regulatory and other factors that are beyond our control, as described in Part I Item 1A. "Risk Factors" under the heading "We have a substantial amount of indebtedness outstanding and may incur substantial additional indebtedness in the future..."
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
Finally, our free cash flow from continuing operations represents net cash provided by operating activities from continuing operations less distributions to noncontrolling interests, development capital expenditures, and maintenance capital expenditures; plus contributions from noncontrolling interests and proceeds from the sale of self-developed properties. Management uses this measure to assess our ability to fund acquisitions and meet our debt service obligations and we believe this measure is equally useful to investors and analysts as an adjunct to cash flows from operating activities from continuing operations and other measures under GAAP.
It is important to bear in mind that these non-GAAP "adjusted" measures are not measures of financial performance under GAAP and should not be considered in isolation from, nor as substitutes for, their most comparable GAAP measures.

	Year ended December 31, 2025
	U.S. dialysis	Ancillary services				Corporate administration
		U.S. IKC	U.S. Other	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$2,084	$22	$(18)	$89	$92	$(133)	$2,044
Cybersecurity incident-related charges(1)	25	—	—	—	—	—	25
Legal matter(2)	—	—	—	25	25	—	25
Adjusted operating income (loss)	$2,109	$22	$(18)	$114	$117	$(133)	$2,094
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Year ended December 31, 2024
	U.S. dialysis	Ancillary services				Corporate administration
		U.S. IKC	U.S. Other	International	Total		Consolidated
	(dollars in millions)
Operating income (loss)	$2,121	$(18)	$(26)	$127	$83	$(113)	$2,090
Gain on changes in ownership interests(3)	(35)	—	—	(74)	(74)	—	(109)
Adjusted operating income (loss)	$2,086	$(18)	$(26)	$52	$8	$(113)	$1,981
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
(2)Represents an accrual for potential third-party judgment costs for certain legal matters. We have excluded this charge from our non-GAAP metrics because, among other things, we do not believe it is indicative of our ordinary results of operations because the charge is significant and may obscure analysis of underlying trends and financial performance of our current business.
(3)Represents non-cash gains recognized on the acquisitions of controlling financial interests in previously nonconsolidated partnerships in 2024. See additional discussion above under the heading "Gain on changes in ownership interests" within "U.S. dialysis results of operations" and "Ancillary services results of operation" for the $35 million and $74 million, respectively. These gains were to mark our prior investments in these businesses to fair value before consolidation and to recognize related foreign currency gains from translation adjustments previously deferred in accumulated other comprehensive loss. Gains on changes in business ownership interests do not represent a normal and recurring requirement of operating our business or generating revenues and may obscure analysis of underlying trends and financial performance.

	Year ended December 31,
	2025	2024
	(dollars in millions)
Income from continuing operations before income taxes	$1,347	$1,530
Less: Noncontrolling owners’ income primarily attributable to non-tax paying entities	(329)	(315)
Income from continuing operations before income taxes attributable to DaVita Inc.	$1,018	$1,215

Income tax expense for continuing operations	$293	$280
Income tax attributable to noncontrolling interests	3	(1)
Income tax expense from continuing operations attributable to DaVita Inc.	$296	$279

Effective income tax rate on income from continuing operations attributable to DaVita Inc.	29.1%	22.9%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Year ended December 31,
	2025	2024
	(dollars in millions)
Net cash provided by operating activities	$1,887	$2,022
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Distributions to noncontrolling interests	(324)	(337)
Contributions from noncontrolling interests	7	14
Maintenance capital expenditures	(412)	(394)
Development capital expenditures	(164)	(162)
Proceeds from sale of self-developed properties	31	18
Free cash flow	$1,024	$1,162
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
The following is a summary of these cash contractual obligations and commitments as of December 31, 2025:

	2026	2027-2028	2029-2030	Thereafter	Total
	(dollars in millions)
Debt and leases:
Long-term debt(1):
Principal payments	$82	$200	$4,590	$5,288	$10,160
Interest payments on credit facilities and senior notes	538	1,044	947	402	2,931
Finance leases(2)	27	60	38	60	185
Operating leases, including imputed interest(2)	528	1,002	703	768	3,001
	$1,175	$2,306	$6,278	$6,518	$16,277
Partnership interests subject to put provisions:(3)
On-balance sheet:
Noncontrolling interests subject to put provisions	1,408	58	38	28	1,532
Off-balance sheet:
Non-owned and minority owned put provisions	66	—	—	—	66
	$1,474	$58	$38	$28	$1,598

(1)See Note 12 to the consolidated financial statements for components of our long-term debt and related interest rates.
(2)See Note 13 to the consolidated financial statements for components of our leases and related interest rates.
(3)Represents amounts for which we are contractually committed, should the outside partner exercise its put option.
As of December 31, 2025 we had outstanding letters of credit in the aggregate amount of approximately $195 million under a separate bilateral secured letter of credit facility.
As of December 31, 2025 we have outstanding purchase agreements with various suppliers for multi-year contracts or to purchase set amounts of dialysis equipment, parts, pharmaceuticals, supplies and technology services. If we fail to meet the minimum purchase commitments under certain contracts during any year, we are required to pay the difference to the supplier. For additional information see Note 16 to the consolidated financial statements.
We also have certain potential commitments associated with letters of credit, working capital funding or other financing, if necessary, to certain nonconsolidated businesses that we manage and in which we own a noncontrolling equity interest or which are wholly-owned by third parties. Additionally, the Company has agreed to future investments in particular equity method and other investments if certain milestones are achieved or funding calls are made, as applicable. For additional information see Note 16 to the consolidated financial statements.
We expect our 2026 capital expenditures to increase compared to our 2025 capital expenditures driven by continued investment in our international markets and reinvestment in our existing domestic centers.
In addition, we have approximately $21 million of existing long-term income tax liabilities for unrecognized tax benefits, including interest and penalties, which are excluded from the table above as reasonably reliable estimates of their timing cannot be made.
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
Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates; however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients covered under commercial healthcare plans with which we have formal agreements, non-contracted commercial healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, the estimated timing of collections, changes in our expectations of the amounts that we expect to collect and regulatory compliance matters. Determining applicable primary and secondary coverage for our approximately 200,500 U.S. dialysis patients at any given point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years or longer after services are provided.
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

One means of assessing exposure to debt-related interest rate changes is a duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a parallel shift in the yield curve). Under this model, with all else held constant, it is estimated that such an increase would have reduced net income by approximately $5.3 million, $4.2 million, and $4.8 million, net of tax and the effect of our interest rate caps, for the years ended December 31, 2025, 2024, and 2023, respectively.
For a further discussion of our debt and interest rate cap agreements, see Note 12 to our consolidated financial statements at Part IV Item 15, "Exhibits, Financial Statement Schedules" – Note 12 as referred from Part II Item 8, "Financial Statements and Supplementary Data."
Exchange rate sensitivity
While our business is predominantly conducted in the U.S., we have operations in 14 other countries as well. For financial reporting purposes, the U.S. dollar is our reporting currency. However, the functional currencies of our operating businesses in other countries are typically those of the countries in which they operate. Therefore, changes in the rate of exchange between the U.S. dollar and the local currencies in which our international operations are conducted affect our results of operations and financial position as reported in our consolidated financial statements.
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
We evaluate our exposure to foreign exchange risk through the judgment of our international and corporate management teams. Our international operations constitute approximately 17% of our consolidated assets and approximately 10% of our consolidated revenues for the year ended December 31, 2025, with no single country constituting more than 5% of consolidated assets. In addition, our unrealized foreign currency translation gains (losses) were approximately 9.9%, (9.9)%, and 5.5% of our consolidated operating income for the years ended December 31, 2025, 2024 and 2023, respectively.
Given the relatively small size of our international operations, management does not consider our exposure to foreign exchange risk to be significant to the consolidated enterprise. As such, through December 31, 2025, we have not engaged in transactions to hedge the exposure of our international transactions or net investments to foreign currency risk.
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
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures in accordance with the Exchange Act requirements as of December 31, 2025. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as required by the Exchange Act as of such date for our Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.

There was no change in the Company's internal control over financial reporting that was identified during the evaluation that occurred during the fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information
None of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of SEC Regulation S-K) during the quarter ended December 31, 2025, except as described in the table below:

Name and Title	Date Adopted or Terminated	Type of Trading Arrangement(1)	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
James O. Hearty, Chief Compliance Officer	December 15, 2025 (Adopted)	Rule 10b5-1 Trading Arrangement	Sale	March 16, 2026 to July 31, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 2,184 shares

(1)The trading arrangement marked as a “Rule 10b5-1 trading arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
We intend to disclose any amendments or waivers to the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, on our website located at http://www.davita.com. In 2002, we adopted a Corporate Governance Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and to all of our financial accounting and legal professionals who are directly or indirectly involved in the preparation, reporting and fair presentation of our financial statements and Exchange Act reports. The Code of Ethics is posted on our website located at http://www.davita.com. We also maintain a Corporate Code of Conduct that applies to all of our employees, officers and directors, which is posted on our website.
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
The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled "Proposal 1 Election of Directors", "Corporate Governance", "Security Ownership of Certain Beneficial Owners and Management" and "Information About our Executive Officers" to be included in our definitive proxy statement relating to our 2026 annual stockholder meeting.
Item 11.        Executive Compensation
The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Compensation Discussion and Analysis", "Executive Compensation", "Pay Ratio Disclosure", "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" included in our definitive proxy statement relating to our 2026 annual stockholder meeting. The information required by Item 407(e)(5) of Regulation S-K will appear in and is incorporated by reference from the section entitled "Compensation Committee Report" to be included in our definitive proxy statement relating to our 2026 annual stockholder meeting; however, this information shall not be deemed to be filed.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information about our common stock that may be issued upon the exercise of stock-settled stock appreciation rights, restricted stock units, performance stock units and other rights under our all of our existing equity compensation plan as of December 31, 2025, which consisted of our DaVita Inc. 2020 Incentive Award Plan and our DaVita Inc. Employee Stock Purchase Plan. The material terms of these plans are described in Note 17 to the consolidated financial statements.

Plan category (shares in thousands)	Number of shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	3,723	$119.18	9,398	13,121
Equity compensation plans not requiring shareholder approval	—	—	—	—
Total	3,723	$119.18	9,398	13,121

(1)    Includes 766 shares of common stock reserved for issuance in connection with performance share units at the maximum number of shares issuable thereunder.
(2)    This weighted average excludes full value awards such as restricted stock units and performance share units.
Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled "Security Ownership of Certain Beneficial Owners and Management" to be included in our definitive proxy statement relating to our 2026 annual stockholder meeting.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by this item will appear in, and is incorporated by reference from, the section entitled "Certain Relationships and Related Transactions" and the section entitled "Corporate Governance" to be included in our definitive proxy statement relating to our 2026 annual stockholder meeting.
Item 14.        Principal Accounting Fees and Services
The information required by this item will appear in, and is incorporated by reference from, the section entitled "Proposal 2 Ratification of the Appointment of our Independent Registered Public Accounting Firm" to be included in our definitive proxy statement relating to our 2026 annual stockholder meeting. Our independent registered public accounting firm is KPMG LLP, Seattle, WA, USA PCAOB ID: 185.

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
Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included in this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
DaVita Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
U.S. dialysis patient service revenue recognition
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company recognized $11,768 million in U.S. dialysis patient service revenue for the year ended December 31, 2025. There are uncertainties associated with estimating U.S. dialysis patient service revenue, which generally take several years to resolve. As these estimates are refined over time, both positive and negative adjustments are recognized in the current period.
We identified the recognition of the transaction price the Company expects to collect as a result of satisfying its performance obligations related to U.S. dialysis patient service revenue as a critical audit matter because it involves estimation that requires complex auditor judgment. The key assumptions and inputs used to estimate the transaction price relate to ongoing insurance coverage changes, differing interpretations of contract coverage, determination of applicable primary and secondary coverage, coordination of benefits, and varying patient characteristics impacting Medicare reimbursements. Changes to the key assumptions and inputs used in the application of the methodology may have a significant effect on the Company's determination of the estimate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's U.S. dialysis patient service revenue recognition process, including controls related to the application of the methodology used to estimate the transaction price, and the key assumptions and inputs. We evaluated the Company's key assumptions and inputs to estimate the transaction price the Company expects to collect as a result of satisfying its performance obligation by comparing key assumptions to historical collection experience, trends of refunds and payor payment adjustments, delays in the Company's billing and collection process and regulatory compliance matters. Additionally, we compared U.S. dialysis patient service revenue related to the transaction price estimates recognized in prior periods to actual cash collections related to performance obligations satisfied in prior periods to analyze the Company's ability to estimate the transaction price the Company expects to collect as a result of satisfying its performance obligations. We developed an estimate of U.S. dialysis patient service revenue recorded by the Company for the year ended December 31, 2025.
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
We identified the evaluation of legal proceedings and regulatory matters as a critical audit matter. Due to the nature of the legal proceedings and regulatory matters, a high degree of subjectivity was required in evaluating the completeness of the Company's population of legal proceedings and regulatory matters. Additionally, complex auditor judgment was required in evaluating the Company's probability of outcome assessment, and related disclosures.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's legal proceedings and regulatory matters process. This includes controls over the Company's determination of the completeness of the population of legal proceedings and regulatory matters, as well as controls over the Company's probability of outcome assessment, and related disclosures. We tested existing legal proceedings and regulatory matters by reading certain written correspondence received from outside parties as well as reading certain written responses provided to outside parties. We read letters received directly from the Company's external and internal legal counsel that described certain legal proceedings and regulatory matters. We involved forensic professionals with specialized skills and knowledge who inspected the Company's compliance case log. Additionally, we assessed the completeness of the population of legal proceedings and regulatory matters and related disclosures by 1) inquiring of certain key executives and directors and 2) evaluating information received through procedures described above and through publicly available information about the Company, its competitors, and the industry.

/s/ KPMG LLP
We have served as the Company’s auditor since 2000.
Seattle, Washington
February 11, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
DaVita Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited DaVita Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 11, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Seattle, Washington
February 11, 2026

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars and shares in thousands, except per share data)

	Year ended December 31,
	2025	2024	2023
Dialysis patient service revenues	$13,007,186	$12,260,375	$11,574,941
Other revenues	635,883	555,175	565,206
Total revenues	13,643,069	12,815,550	12,140,147
Operating expenses:
Patient care costs	9,243,476	8,598,521	8,319,717
General and administrative	1,673,630	1,538,341	1,473,984
Depreciation and amortization	715,348	723,860	745,443
Equity investment income, net	(33,000)	(26,189)	(27,864)
Goodwill impairment charges	—	—	26,083
Gain on changes in ownership interests	—	(109,466)	—
Total operating expenses	11,599,454	10,725,067	10,537,363
Operating income	2,043,615	2,090,483	1,602,784
Debt expense	(579,926)	(470,469)	(398,551)
Debt extinguishment and modification costs	(14,178)	(19,813)	(7,962)
Other loss, net	(102,688)	(69,808)	(19,177)
Income from continuing operations before income taxes	1,346,823	1,530,393	1,177,094
Income tax expense	293,107	279,656	220,116
Net income from continuing operations	1,053,716	1,250,737	956,978
Net income from discontinued operations, net of tax	25,000	—	—
Net income	1,078,716	1,250,737	956,978
Less: Net income attributable to noncontrolling interests	(331,913)	(314,395)	(265,443)
Net income attributable to DaVita Inc.	$746,803	$936,342	$691,535

Earnings per share attributable to DaVita Inc.:
Basic net income from continuing operations	$9.72	$11.02	$7.62
Basic net income	$10.06	$11.02	$7.62
Diluted net income from continuing operations	$9.51	$10.73	$7.42
Diluted net income	$9.84	$10.73	$7.42

Weighted average shares for earnings per share:
Basic shares	74,227	84,991	90,790
Diluted shares	75,885	87,274	93,182

Amounts attributable to DaVita Inc.:
Net income from continuing operations	$721,803	$936,342	$691,535
Net income from discontinued operations	25,000	—	—
Net income attributable to DaVita Inc.	$746,803	$936,342	$691,535
See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year ended December 31,
	2025	2024	2023
Net income	$1,078,716	$1,250,737	$956,978
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on interest rate cap agreements:
Unrealized (losses) gains	(21,321)	7,250	6,895
Reclassification of net realized losses (gains) into net income	7,480	(43,660)	(77,727)
Unrealized (losses) gains on defined benefit plans	(46)	46	—
Unrealized gains (losses) on foreign currency translation:
Unrealized gains (losses)	201,900	(207,861)	87,934
Reclassification of net realized gains into net income	—	(14,487)	—
Other comprehensive income (loss)	188,013	(258,712)	17,102
Total comprehensive income	1,266,729	992,025	974,080
Less: Comprehensive income attributable to noncontrolling interests	(331,913)	(314,395)	(265,443)
Comprehensive income attributable to DaVita Inc.	$934,816	$677,630	$708,637
See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(dollars and shares in thousands, except per share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$676,438	$794,933
Restricted cash and equivalents	81,309	84,892
Short-term investments	24,303	51,064
Accounts receivable	2,414,690	2,146,975
Inventories	160,627	134,559
Contract assets and other receivables	494,414	383,166
Prepaid and other current assets	156,285	122,948
Income tax receivable	49,937	27,535
Total current assets	4,058,003	3,746,072
Property and equipment, net of accumulated depreciation	2,812,966	2,940,916
Operating lease right-of-use assets	2,397,179	2,393,558
Intangible assets, net of accumulated amortization	222,125	197,431
Equity method and other investments	157,249	336,684
Long-term investments	40,966	33,660
Other long-term assets	246,520	261,731
Goodwill	7,545,095	7,375,216
	$17,480,103	$17,285,268
LIABILITIES AND EQUITY
Accounts payable	$696,148	$547,200
Other liabilities	893,024	934,145
Accrued compensation and benefits	793,478	800,484
Current portion of operating lease liabilities	425,484	410,411
Current portion of long-term debt	109,201	270,867
Income tax payable	24,359	10,303
Due to related party	199,940	—
Total current liabilities	3,141,634	2,973,410
Long-term operating lease liabilities	2,175,658	2,209,655
Long-term debt	10,163,988	9,175,903
Other long-term liabilities	83,516	169,588
Deferred income taxes	756,869	665,361
Total liabilities	16,321,665	15,193,917
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,532,166	1,695,483
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 68,549 shares issued and outstanding at December 31, 2025, and 90,369 and 80,536 shares issued and outstanding at December 31, 2024, respectively)	69	90
Additional paid-in capital	—	286,270
Accumulated (deficit) earnings	(328,428)	1,534,630
Treasury stock (zero and 9,833 shares, respectively)	(199,940)	(1,389,072)
Accumulated other comprehensive loss	(122,783)	(310,796)
Total DaVita Inc. shareholders' equity (deficit)	(651,082)	121,122
Noncontrolling interests not subject to put provisions	277,354	274,746
Total equity (deficit)	(373,728)	395,868
	$17,480,103	$17,285,268
See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,078,716	$1,250,737	$956,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	715,348	723,860	745,443
Impairment charges	—	—	26,083
Loss on extinguishment of debt	12,386	12,527	7,132
Stock-based compensation expense	139,953	102,788	112,375
Deferred income taxes	86,574	(57,840)	(39,354)
Equity investment loss, net	134,313	115,839	64,777
Gain on changes in ownership interests	—	(109,466)	—
Other non-cash (gains) and losses, net	(17,549)	13,414	(8,938)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(210,632)	(29,766)	172,361
Inventories	(19,950)	17,942	(32,132)
Other current assets	(124,297)	36,801	(43,437)
Other long-term assets	(40,253)	(67,031)	(5,792)
Accounts payable	128,303	1,699	26,890
Accrued compensation and benefits	(24,042)	14,687	56,209
Other current liabilities	(29,963)	46,733	27,082
Income taxes	50,245	(44,214)	1,570
Other long-term liabilities	7,348	(6,672)	(8,216)
Net cash provided by operating activities	1,886,500	2,022,038	2,059,031
Cash flows from investing activities:
Additions of property and equipment	(575,864)	(555,443)	(567,985)
Acquisitions	(117,468)	(246,068)	(26,394)
Proceeds from asset and business sales	34,173	25,862	30,610
Purchase of debt investments held-to-maturity	(16,405)	(15,319)	(37,180)
Purchase of other debt and equity investments	(6,031)	(9,140)	(9,566)
Proceeds from debt investments held-to-maturity	45,413	22,638	99,639
Proceeds from sale of other debt and equity investments	6,723	4,566	10,365
Purchase of equity method investments	(27,030)	(5,205)	(276,202)
Distributions from equity method investments	1,540	6,680	4,913
Net cash used in investing activities	(654,949)	(771,429)	(771,800)
Cash flows from financing activities:
Borrowings	5,612,280	6,624,310	2,468,341
Payments on long-term debt	(4,788,845)	(5,515,213)	(3,020,956)
Deferred and debt related financing costs	(53,819)	(50,874)	(69,791)
Purchase of treasury stock from related party	(484,633)	—	—
Other purchases of treasury stock	(1,308,366)	(1,385,932)	(272,219)
Distributions to noncontrolling interests	(324,270)	(337,042)	(280,938)
Net proceeds from issuance of common stock under employee stock plans	23,290	20,453	16,900
Payment of tax withholdings on net share settlements of equity awards	(35,291)	(134,040)	(65,012)
Contributions from noncontrolling interests	7,078	14,499	14,773
Proceeds from sales of additional noncontrolling interests	3,794	860	50,962
Purchases of noncontrolling interests	(25,998)	(53,958)	(12,555)
Net cash used in financing activities	(1,374,780)	(816,937)	(1,170,495)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21,151	(18,481)	8,909
Net (decrease) increase in cash, cash equivalents and restricted cash	(122,078)	415,191	125,645
Cash, cash equivalents and restricted cash at beginning of the year	879,825	464,634	338,989
Cash, cash equivalents and restricted cash at end of the year	$757,747	$879,825	$464,634
See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders' Equity								Non-controlling interests not subject to put provisions
				Additional paid-in capital	Accumulated (deficit) earnings			Accumulated other comprehensive income (loss)
		Common stock				Treasury stock
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2022	$1,348,908	90,411	$90	$606,935	$174,487	—	$—	$(69,186)	$712,326	$163,566
Comprehensive income:
Net income	176,789				691,535				691,535	88,654
Other comprehensive income								17,102	17,102
Stock purchase plan		231	—	18,213					18,213
Stock award plans		1,086	2	(65,014)					(65,012)
Stock-settled stock-based compensation expense				109,813					109,813
Changes in noncontrolling interest from:
Distributions	(184,044)									(96,894)
Contributions	12,878									1,895
Acquisitions and divestitures	181			13,077					13,077	30,776
Partial purchases	(5,296)			(5,375)					(5,375)	(32)
Fair value remeasurements	149,872			(149,872)					(149,872)
Purchase of treasury stock						(2,904)	(285,710)		(285,710)
Retirement of treasury stock		(2,904)	(3)	(17,973)	(267,734)	2,904	285,710		—
Balance at December 31, 2023	$1,499,288	88,824	$89	$509,804	$598,288	—	$—	$(52,084)	$1,056,097	$187,965
Comprehensive income:
Net income	214,986				936,342				936,342	99,409
Other comprehensive loss								(258,712)	(258,712)
Stock purchase plan		184	—	20,441					20,441
Stock award plans		1,361	1	(134,041)					(134,040)
Stock-settled stock-based compensation expense				99,095					99,095
Changes in noncontrolling interest from:
Distributions	(226,389)									(110,653)
Contributions	11,639									2,860
Acquisitions and divestitures	38,806			491					491	95,024
Partial purchases	(49,265)			(3,102)					(3,102)	141
Fair value remeasurements	206,418			(206,418)					(206,418)
Purchase of treasury stock						(9,833)	(1,389,072)		(1,389,072)
Balance at December 31, 2024	$1,695,483	90,369	$90	$286,270	$1,534,630	(9,833)	$(1,389,072)	$(310,796)	$121,122	$274,746

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY - continued
(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders' Equity								Non-controlling interests not subject to put provisions
				Additional paid-in capital	Accumulated (deficit) earnings			Accumulated other comprehensive income (loss)
		Common stock				Treasury stock
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2024	$1,695,483	90,369	$90	$286,270	$1,534,630	(9,833)	$(1,389,072)	$(310,796)	$121,122	$274,746
Comprehensive income:
Net income	216,128				746,803				746,803	115,785
Other comprehensive income								188,013	188,013
Stock purchase plan		222	1	21,482					21,483
Stock award plans		470	1	(35,292)					(35,291)
Stock-settled stock-based compensation expense				138,906					138,906
Changes in noncontrolling interest from:
Distributions	(209,320)									(114,950)
Contributions	2,851									4,227
Acquisitions and divestitures	8,729			1,227					1,227	(2,454)
Partial purchases	(24,010)			(2,730)					(2,730)
Fair value remeasurements	(157,695)			157,695					157,695
Purchase of treasury stock						(12,679)	(1,788,370)		(1,788,370)
Retirement of treasury stock		(22,512)	(23)	(567,558)	(2,609,861)	22,512	3,177,442		—
Share purchase obligation							(199,940)		(199,940)
Balance at December 31, 2025	$1,532,166	68,549	$69	$—	$(328,428)	—	$(199,940)	$(122,783)	$(651,082)	$277,354
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
The Company’s largest line of business is its U.S. dialysis business, which operates kidney dialysis centers in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease or end stage kidney disease (ESRD or ESKD). As of December 31, 2025, the Company operated or provided administrative services through a network of 2,657 U.S. outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 200,500 patients. In addition, as of December 31, 2025, the Company operated or provided administrative services to a total of 585 outpatient dialysis centers serving approximately 94,500 patients located in 14 countries outside of the U.S.
On June 19, 2019, the Company completed the sale of its prior DaVita Medical Group (DMG) business to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc. The effects of the DMG sale on the Company's consolidated financial statements have been reported in discontinued operations for all periods presented. For information on how the DMG sale has affected these results, see Note 21.
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
The Company's IKC revenues include revenues earned under risk-based arrangements, including value-based care (VBC) arrangements. Under its VBC arrangements, the Company assumes full or shared financial risk for the total medical cost of care or medical loss ratio for patients below or above a benchmark. The benchmarks against which the Company incurs profit or loss on these contracts are typically based on a percentage of the underlying premiums paid to the insuring entity (the Company's counterparty), with adjustments where applicable, or on trended and adjusted medical cost targets.
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
Measurements of revenue for the Company's IKC risk-based arrangements are complex, sensitive to a number of key inputs, and require meaningful estimates for a number of factors, including but not limited to member alignment data, third-party medical claims expense, outcomes on various quality metrics, and ultimate risk adjustment factor (RAF) scores. Information and other measurement limitations on these factors may constrain revenue recognition for a risk-based arrangement until a period after the Company's performance obligations have been met. See Note 2 for further details.
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
Restricted cash and equivalents
Restricted cash and cash equivalents primarily include funds held in trust to satisfy insurer and state regulatory requirements related to wholly-owned captive insurance companies, as well as funds held in escrow.
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
Customer contract assets
Contract assets for revenue from customers are determined by offsetting contract assets and contract liabilities on a contract-by-contract basis as applicable. Customer contract assets are included in contract assets and other receivables if short-term in nature and in other long-term assets if long-term in nature. See Note 5 for further details.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Property and equipment
The Company capitalizes expenditures to purchase property and equipment, improvements thereon, leasehold improvements, and qualifying software costs, as well as costs to replace, extend the life of, or improve the functionality of existing capital assets, where such purchases and costs have an expected benefit period of more than one year. Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. All other expenditures related to capital assets are expensed as incurred (i.e., as repairs and maintenance expense).
Property and equipment is stated at cost less accumulated depreciation and amortization and is further reduced by any impairments. Maintenance and repairs are charged to expense as incurred. Property and equipment assets are reviewed for possible impairment whenever significant events or changes in circumstances indicate that an impairment may have occurred. Property and equipment impairment assessments are performed at a location or market level, as applicable, based on the specific cash flows they support or protect. If the Company commits to a plan to dispose of a long-lived asset before the end of its previously estimated useful life, cash flow estimates are revised accordingly, and the Company records an asset impairment, if applicable, or accelerates depreciation over the revised estimated useful life. Upon sale or retirement of long-lived assets, the cost and related accumulated depreciation or amortization are removed from the balance sheet and any resulting gain or loss is included in current operating expenses. See Note 6 for further details.
Leases
The Company leases substantially all of its dialysis facilities. The majority of the Company’s facilities are leased under non-cancellable operating leases which contain renewal options. These renewal options are not included in the Company's determination of lease right-of-use assets and related lease liabilities until renewal is considered reasonably certain. The Company's leases are generally subject to fixed escalation clauses or contain consumer price index increases.
The Company categorizes leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. The Company has elected the practical expedient to not separate lease components from non-lease components for its finance and operating leases. For short-term leases with a term of less than 12 months, the Company does not recognize lease right-of-use assets or lease liabilities and instead recognizes short-term lease costs as rent expense directly as incurred.
Finance and operating lease liabilities are measured at the net present value of lease payments over the expected lease term. Since most of the Company's leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate based on information available at the commencement date or remeasurement date in determining the present value of lease payments.
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
Rights to use assets under operating leases are recorded on the balance sheet as operating lease right-of-use assets and liabilities for operating lease obligations are recorded as operating lease liabilities. Both amortization of operating lease right-of-use assets and interest accretion on operating lease liabilities are recorded to rent expense over the lease term. Rent expenses are included in patient care costs or general and administrative expense, as applicable, based on the business unit or corporate function for which the space is leased. See Note 13 for further details. The Company evaluates its lease right-of-use assets for impairments in a similar manner to long-lived assets, as described above in Property and equipment.
Amortizable intangibles
Amortizable intangible assets include noncompetition agreements, hospital service contracts, and customer relationships arising from other service contracts, each of which have finite useful lives. Amortization expense is computed using the straight-line method over the useful lives of the assets estimated as follows: noncompetition agreements and hospital acute service contracts over the contract term, and customer relationships from other service contracts over the remaining contract term plus expected renewal periods. Amortizable intangible assets are reviewed for possible impairment whenever significant events or changes in circumstances indicate that an impairment may have occurred. Amortizable intangible asset impairment assessments are performed on a location, market or business unit basis, as applicable, based on the specific cash flows they support or protect. See Note 7 for further details.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Indefinite-lived intangibles
Indefinite-lived intangible assets include international licenses and accreditations that allow the Company to be reimbursed for providing dialysis services to patients, each of which has an indefinite useful life. Indefinite-lived intangibles are not amortized, but are assessed for impairment at least annually and whenever significant events or changes in circumstances indicate that an impairment may have occurred. Costs to renew indefinite-lived intangible assets are expensed as incurred. See Note 7 for further details.
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
Income and expense from nonconsolidated dialysis partnerships accounted for as equity method investments are recorded within equity investment income, net. For ownership interests accounted for as equity method investments other than dialysis partnerships, income and expense are included on up to a one quarter lag in other (loss) income, net. See Note 8 for further details.
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
Self-insurance
The Company predominantly self-insures its professional and general liability, workers' compensation, automobile, property, and a portion of its employment liability practice risks, through its wholly-owned captive insurance companies, with excess or reinsurance coverage for additional protection. The Company is also predominantly self-insured with respect to employee medical and other health benefits. The Company records insurance liabilities for the professional and general liability, workers’ compensation, automobile, property, employee health benefit and portion of employment liability practice risks that it retains and estimates its liability for those risks using third party actuarial calculations that are based upon historical claims experience and expectations for future claims.

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
The Company uses a recognition threshold of more-likely-than-not on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. See Note 11 for further details.
Stock-based compensation
The Company’s stock-based compensation expense for stock-settled awards is measured at the estimated fair value of awards on the date of grant and recognized on a cumulative straight-line basis over the period the holder is exposed to risk of forfeiture, unless the stock awards are based on non-market-based performance metrics, in which case expense is adjusted for the ultimate number of shares expected to be issued as of the end of each reporting period. Stock-based compensation expense for cash-settled awards is based on their estimated fair values as of the end of each reporting period. The expense for all stock-based awards is recognized net of expected forfeitures.
Stock-based compensation to be settled in shares is recorded to the Company’s shareholders’ contributed capital, while stock-based compensation to be settled in cash is recorded as a liability. Shares issued upon exercise or, when applicable, vesting of stock awards, are issued from authorized but unissued shares. See Note 17 for further details.
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
Noncontrolling interests
Noncontrolling interests represent third-party equity interests in entities which are consolidated by the Company for financial statement reporting purposes. As of December 31, 2025, third parties held direct or indirect noncontrolling equity interests in 740 consolidated legal entities. See Note 16 for further details.
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
New accounting standards
New standards recently adopted
In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of effective tax rates to statutory rates, as well as additional disaggregation of taxes paid in both U.S. and foreign jurisdictions. The amendments in this ASU also remove disclosure requirements related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 became effective for the Company for the fiscal year ended December 31, 2025. See Note 11 for further discussion of the Company's income taxes and the additional disclosure required by this ASU.
New standards not yet adopted
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disaggregated disclosure of income statement expenses, including purchases of inventory, employee compensation, depreciation, and amortization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The amendments in this ASU may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently assessing the effect this guidance may have on its consolidated financial statements.
In September 2025, the Financial Accounting Standards Board issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use software (Subtopic 350-40), which requires capitalization of software costs when management has authorized and committed to funding a software project and it is probable that the project will be completed and used as intended. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. The amendments in the ASU may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently assessing the effect this guidance may have on its consolidated financial statements.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

2.    Revenue recognition and accounts receivable
The Company's revenues by segment and primary payor source were as follows:

	Year ended December 31, 2025
	U.S. dialysis	Other - Ancillary services	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$6,740,392	$	$6,740,392
Medicaid and Managed Medicaid	871,695		871,695
Other government	349,651	914,387	1,264,038
Commercial	3,806,596	385,423	4,192,019
Other revenues:
Medicare and Medicare Advantage		507,613	507,613
Medicaid and Managed Medicaid		2	2
Commercial		15,399	15,399
Other(1)	24,610	99,462	124,072
Eliminations of intersegment revenues	(60,958)	(11,203)	(72,161)
Total	$11,731,986	$1,911,083	$13,643,069

	Year ended December 31, 2024
	U.S. dialysis	Other - Ancillary services	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$6,374,882	$	$6,374,882
Medicaid and Managed Medicaid	863,947		863,947
Other government	343,705	717,735	1,061,440
Commercial	3,783,827	248,026	4,031,853
Other revenues:
Medicare and Medicare Advantage		463,731	463,731
Medicaid and Managed Medicaid		740	740
Commercial		21,396	21,396
Other(1)	24,356	58,862	83,218
Eliminations of intersegment revenues	(71,747)	(13,910)	(85,657)
Total	$11,318,970	$1,496,580	$12,815,550

	Year ended December 31, 2023
	U.S. dialysis	Other - Ancillary services	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$6,100,183	$	$6,100,183
Medicaid and Managed Medicaid	833,744		833,744
Other government	354,304	500,137	854,441
Commercial	3,623,516	251,279	3,874,795
Other revenues:
Medicare and Medicare Advantage		460,991	460,991
Medicaid and Managed Medicaid		1,733	1,733
Commercial		32,329	32,329
Other(1)	25,251	52,754	78,005
Eliminations of intersegment revenues	(88,222)	(7,852)	(96,074)
Total	$10,848,776	$1,291,371	$12,140,147

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
For its IKC business, the Company recognized revenues for performance obligations satisfied in previous years of $171,385, $116,336, and $94,361 during the years ended December 31, 2025, 2024 and 2023, respectively. The delay in recognition of these amounts resulted predominantly from measurement limitations and recognition constraints on both the Company's complex VBC contracts with health plans, as well as its government Comprehensive Kidney Care Contracting (CKCC) program. The Company's revenue recognition for its government CKCC program has certain constraints for plan year 2025. See Note 1 "Other revenues" for a description of the Company's accounting for these value-based care arrangements.
No single commercial payor accounted for more than 10% of consolidated revenues or consolidated accounts receivable for the periods presented in these consolidated financial statements or at their period-ends, respectively. International operations generate approximately 10% of total consolidated revenues.
Accounts receivable from Medicare, including Medicare Advantage plans, and Medicaid, including managed Medicaid plans, were approximately $881,191 and $768,536 as of December 31, 2025 and 2024, respectively. Approximately 18% and 23% of the Company’s U.S. dialysis accounts receivable balances as of December 31, 2025 and 2024, respectively, were more than six months old. Of these accounts receivable, there were no significant balances over one year old at December 31, 2025. The Company's accounts receivable are principally due from Medicare and Medicaid programs and commercial insurance plans.
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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Year ended December 31,
	2025	2024	2023
Net income attributable to DaVita Inc.:
Continuing operations	$721,803	$936,342	$691,535
Discontinued operations	25,000	—	—
Net income attributable to DaVita Inc.	$746,803	$936,342	$691,535
Weighted average shares outstanding:
Basic shares	74,227	84,991	90,790
Assumed incremental from stock plans	1,658	2,283	2,392
Diluted shares	75,885	87,274	93,182
Basic net income attributable to DaVita Inc.:
Continuing operations per share	$9.72	$11.02	$7.62
Discontinued operations per share	0.34	—	—
Basic net income per share attributable to DaVita Inc.	$10.06	$11.02	$7.62
Diluted net income attributable to DaVita Inc.:
Continuing operations per share	$9.51	$10.73	$7.42
Discontinued operations per share	0.33	—	—
Diluted net income per share attributable to DaVita Inc.	$9.84	$10.73	$7.42
Anti-dilutive stock-settled awards excluded from calculation(1)	179	103	531

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

4.    Short-term and long-term investments
The Company’s short-term and long-term investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	December 31, 2025			December 31, 2024
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit, bonds and other	$24,320	$—	$24,320	$44,158	$—	$44,158
Investments in mutual funds and common stock	—	40,949	40,949	—	40,566	40,566
	$24,320	$40,949	$65,269	$44,158	$40,566	$84,724
Short-term investments	$19,903	$4,400	$24,303	$44,158	$6,906	$51,064
Long-term investments	4,417	36,549	40,966	—	33,660	33,660
	$24,320	$40,949	$65,269	$44,158	$40,566	$84,724
Debt securities: The Company's short-term debt investments are principally bank certificates of deposit and international sovereign bonds, each with contractual maturities longer than three months but shorter than one year. The Company's long-term debt investments are international sovereign bonds with contractual maturities longer than one year but shorter than five years. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximated their fair values at December 31, 2025 and 2024.
Equity securities: Substantially all of the Company's short-term and long-term equity investments are held within a trust to fund existing obligations associated with the Company’s non-qualified deferred compensation plans.
5.    Contract assets and other receivables
Contract assets and other receivables comprised the following:

	December 31,
	2025	2024
Customer contract assets:
IKC risk-based arrangements	$134,690	$143,942
Medicare bad debt claims	132,458	107,129
Other customer contract assets	4,651	—
Supplier rebates and non-trade receivables	222,615	132,095
	$494,414	$383,166
The total carrying value of customer contracts assets, including those both short-term and long-term in nature, was $310,541 and $251,071 as of December 31, 2025 and 2024, respectively.
6.    Property and equipment
Property and equipment comprised the following:

	December 31,
	2025	2024
Land	$40,495	$50,172
Buildings	402,622	428,994
Leasehold improvements	4,312,646	4,180,747
Equipment and information systems, including internally developed software	4,536,973	4,410,395
New center and capital asset projects in progress	122,364	133,311
	9,415,100	9,203,619
Less accumulated depreciation	(6,602,134)	(6,262,703)
	$2,812,966	$2,940,916
Depreciation and amortization expenses are computed using the straight-line method over the useful lives of the assets estimated as follows: buildings, 25 years to 40 years; leasehold improvements, the shorter of ten years or the expected lease term; and equipment and information systems, including internally developed software, principally three years to 15 years. Depreciation expense on property and equipment was $708,252, $716,396 and $736,474 for 2025, 2024 and 2023, respectively.
7.    Intangible assets
Intangible assets other than goodwill comprised the following:

	December 31,
	2025	2024
Indefinite-lived licenses	$177,100	$146,025
Noncompetition agreements	15,442	22,234
Customer relationships and other	67,334	61,580
	259,876	229,839
Accumulated amortization:
Noncompetition agreements	(11,616)	(13,982)
Customer relationships and other	(26,135)	(18,426)
	$222,125	$197,431
Amortization expense from amortizable intangible assets was $7,096, $7,464, and $8,969 for 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company recognized no impairment charges on any intangible assets other than goodwill. See Note 9 for further information regarding goodwill.
Scheduled amortization expenses from amortizable intangible assets as of December 31, 2025 were as follows:

2026	$5,032
2027	5,130
2028	4,860
2029	4,266
2030	4,250
Thereafter	21,487
Total	$45,025

8.    Equity method and other investments
The Company maintains equity method and other minor investments in the private securities of certain other healthcare and healthcare-related businesses as follows:

	December 31,
	2025	2024
Mozarc Medical Holding LLC	$—	$215,706
Other equity method partnerships	133,486	99,246
Adjusted cost method and other investments	23,763	21,732
	$157,249	$336,684
During 2025, 2024 and 2023, the Company recognized equity investment income of $33,000, $26,189 and $27,864, respectively, from its equity method investments in nonconsolidated dialysis partnerships. The Company also recognized equity investment losses from other equity method investments of $139,192, $112,696 and $59,508 in other loss, net during 2025, 2024 and 2023, respectively.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The Company holds a 50% voting equity interest in Mozarc Medical Holding LLC (Mozarc), an independent kidney care-focused medical device company. Medtronic, Inc. holds the other 50% voting equity interest. The Company does not maintain a controlling financial interest in Mozarc and accounts for this investment on the equity method, with equity method income or loss recognized in other loss, net, on a one-month lag.
During the fourth quarter of 2025, it was determined that the milestones for the contingent consideration initially valued at $86,200 were improbable to be achieved, and the corresponding contingent consideration payable was reduced to zero. This resulted in a $73,559 reduction to Mozarc's equity method investment balance, bringing it to zero, and a gain of $12,641 recorded in other loss, net.
The Company's other equity method investments include 19 legal entities over which the Company has significant influence but in which it does not maintain a controlling financial interest. Most of these are U.S. dialysis partnerships in the form of limited liability companies. The Company's ownership interests in these partnerships vary, and are often subject to blocking rights on certain key operating decisions held by outside investors, but mostly range from 25% to 65%.
There were no significant impairments for the Company's equity method and other investments for the years ended December 31, 2025, 2024 and 2023.
9.    Goodwill
Changes in the carrying amount of goodwill by reportable segment were as follows:

	U.S. dialysis	Other - Ancillary services	Consolidated
Balance at December 31, 2023	$6,416,825	$695,735	$7,112,560
Acquisitions	102,082	246,987	349,069
Divestitures	(1,687)	(1,506)	(3,193)
Foreign currency and other adjustments	—	(83,220)	(83,220)
Balance at December 31, 2024	$6,517,220	$857,996	$7,375,216
Acquisitions	10,396	61,288	71,684
Foreign currency and other adjustments	—	98,195	98,195
Balance at December 31, 2025	$6,527,616	$1,017,479	$7,545,095

Balance at December 31, 2025:
Goodwill	$6,527,616	$1,174,220	$7,701,836
Accumulated impairment charges	—	(156,741)	(156,741)
	$6,527,616	$1,017,479	$7,545,095
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
The Company performed various annual impairment assessments during the year ended December 31, 2025 and 2024, with no impairment indicated. None of the Company’s reporting units were considered at risk of significant goodwill impairment as of December 31, 2025.
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
10.    Other liabilities
Other liabilities comprised the following:

	December 31,
	2025	2024
Payor refunds and retractions	$437,744	$484,459
Insurance and self-insurance accruals	91,717	83,038
Accrued interest	97,333	60,541
Accrued non-income tax liabilities	61,683	59,007
Other	204,547	247,100
	$893,024	$934,145

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
Income before income taxes from continuing operations consisted of the following:

	Year ended December 31,
	2025	2024	2023
Domestic	$1,224,860	$1,374,571	$1,100,420
International	121,963	155,822	76,674
	$1,346,823	$1,530,393	$1,177,094
Income tax expense for continuing operations consisted of the following:

	Year ended December 31,
	2025	2024	2023
Current:
Federal	$134,287	$253,504	$200,070
State	26,913	52,410	38,370
International	45,338	31,532	21,008
Total current income tax	206,538	337,446	259,448
Deferred:
Federal	76,506	(47,715)	(40,234)
State	11,225	(2,855)	367
International	(1,162)	(7,220)	535
Total deferred income tax	86,569	(57,790)	(39,332)
	$293,107	$279,656	$220,116

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Income taxes are allocated between continuing and discontinued operations as follows:

	Year ended December 31,
	2025	2024	2023
Continuing operations	$293,107	$279,656	$220,116
Discontinued operations	—	—	—
	$293,107	$279,656	$220,116
The reconciliation between the Company’s effective tax rate from continuing operations and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2025		2024		2023
U.S. Federal income tax	$282,833	21.0%	$321,383	21.0%	$247,190	21.0%
Tax credits	(12,804)	(1.0)	(14,195)	(0.9)	(12,823)	(1.1)
Nontaxable/Nondeductible items:
Impact of noncontrolling interests	(69,029)	(5.1)	(66,186)	(4.3)	(55,245)	(4.7)
Nondeductible executive compensation	15,703	1.2	6,738	0.4	9,112	0.8
Other	954	0.1	(8,210)	(0.6)	634	—
Valuation allowances	13,346	1.0	9,159	0.6	5,634	0.5
Cross-border tax impacts	99	—	1,500	0.1	(102)	—
State and local income taxes, net of federal benefit(1)	32,895	2.4	44,218	2.9	29,072	2.5
Foreign tax effects(2)	19,706	1.5	(4,836)	(0.3)	9,114	0.8
Unrecognized tax benefits	9,404	0.7	(9,915)	(0.6)	(12,470)	(1.1)
Effective tax rate	$293,107	21.8%	$279,656	18.3%	$220,116	18.7%

(1)The majority (greater than 50%) of state tax expense comprises income taxes in California, Illinois, Pennsylvania, New York and New Jersey for the years presented.
(2)The majority (greater than 50%) of foreign tax expense comprises income taxes in Saudi Arabia, Ecuador, Colombia, Netherlands, Poland and Brazil for the years presented.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Deferred tax assets and liabilities arising from temporary differences for continuing operations were as follows:

	December 31,
	2025	2024
Receivables	$25,685	$37,630
Accrued liabilities	81,112	74,419
Operating lease liabilities	490,562	508,729
Net operating loss carryforwards	163,156	161,371
Investments in partnerships	—	4,108
Other	61,972	54,600
Deferred tax assets	822,487	840,857
Valuation allowance	(124,013)	(107,952)
Net deferred tax assets	698,474	732,905
Intangible assets	(770,691)	(757,797)
Property and equipment	(105,338)	(63,726)
Operating lease assets	(444,515)	(464,455)
Investments in partnerships	(5,080)	—
Other	(59,977)	(66,035)
Deferred tax liabilities	(1,385,601)	(1,352,013)
Net deferred tax liabilities	$(687,127)	$(619,108)
Reported as:
Deferred tax liabilities	$(756,869)	$(665,361)
Deferred tax assets (included in other long-term assets)	69,742	46,253
	$(687,127)	$(619,108)
At December 31, 2025, the Company had federal net operating loss carryforwards of approximately $30,848 that expire through 2036, although a substantial amount expire by 2030. The Company also had state net operating loss carryforwards of $511,886, some of which have an indefinite life, while a substantial amount expire by 2044. Additionally, the Company had international net operating loss carryforwards of $430,286, some of which will begin to expire in 2026, though the majority have an indefinite life. The utilization of a portion of these losses may be limited in future years based on the profitability of certain entities and, as such, the related deferred tax assets have been offset with a valuation allowance in the table above. The net increase of $16,061 in the valuation allowance is primarily from losses generated by equity investments that the Company does not anticipate being able to benefit from.
The Company remains indefinitely reinvested in several of the foreign jurisdictions in which it operates as of December 31, 2025. As a result of the passage of the Tax Cuts and Jobs Act (2017 Tax Act), the Company does not expect any significant taxes to be incurred if such earnings were remitted.
Unrecognized tax benefits
A reconciliation of the beginning and ending liability for unrecognized tax benefits that do not meet the more-likely-than-not threshold is as follows:

	Year ended December 31,
	2025	2024
Beginning balance	$41,484	$47,379
Additions for tax positions related to current year	3,029	3,866
Adjustments for tax positions related to prior years	(12,183)	(1,452)
Reductions related to lapse of applicable statute	(4,803)	(8,309)
Reductions related to settlements with taxing authorities	(10,000)	—
Ending balance	$17,527	$41,484
Of the 2025 ending balance, $16,720 would impact the Company’s effective tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. As of December 31,

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

2025 and 2024, the Company had approximately $2,994 and $5,846, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefit.
The Company and its subsidiaries are under examination in various state, local and foreign tax jurisdictions. In certain jurisdictions we have statutes open as of 2014 but the majority are no longer subject to examination for periods before 2022. For federal tax purposes the Company is no longer subject to examinations for periods prior to 2022.
12.    Long-term debt
Long-term debt comprised the following:

	December 31,			As of December 31, 2025
	2025	2024	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A-1(2)	$—	$2,259,295	4/28/2028		$—
Term Loan A-2(3)	2,000,000	—	11/24/2030	SOFR + 1.50%	$1,995,000
Term Loan B-1(4)	—	1,636,150	5/9/2031		$—
Term Loan B-2	1,868,559	—	5/9/2031	SOFR + 1.75%	$1,877,902
Revolving line of credit(2,3)	—	—	11/24/2030	SOFR + 1.50%	$—
Senior Notes:
4.625% Senior Notes	2,750,000	2,750,000	6/1/2030	4.625%	$2,667,500
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,383,750
6.875% Senior Notes	1,000,000	1,000,000	9/1/2032	6.875%	$1,036,250
6.75% Senior Notes	1,000,000	—	7/15/2033	6.75%	$1,035,000
Acquisition obligations and other notes payable(5)	40,904	56,483	2026-2038	4.89%	$40,904
Financing lease obligations(6)	185,120	216,401	2026-2039	4.44%
CHC temporary funding assistance	—	92,777		—%	$—
Total debt principal outstanding	10,344,583	9,511,106
Discount, premium and deferred financing costs(7)	(71,394)	(64,336)
	10,273,189	9,446,770
Less current portion	(109,201)	(270,867)
	$10,163,988	$9,175,903

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
(2)At September 30, 2025, the Company's then-existing Term Loan A-1 and revolving line of credit bore interest at the secured overnight financing rate that is published by CME Group Benchmark Administration Limited (Term SOFR) plus an interest rate margin of 1.75% and a credit spread adjustment of 0.10%. On November 24, 2025, the Company repaid all amounts outstanding under its then-existing Term Loan A-1.
(3)Outstanding Term Loan A-2 and revolving line of credit balances are due on November 24, 2030, unless any of the 4.625% senior notes due 2030 (the 4.625% Senior Notes) remain outstanding 91 days prior to the 4.625% Senior Notes maturity date, in which case the outstanding Term Loan A-2 and revolving line of credit balances become due at that 91 day date (March 2, 2030).
(4)At June 30, 2025, the interest rate on the Company's then-existing Term Loan B-1 was Term SOFR plus an interest rate margin of 2.00%. On July 17, 2025, the Company repaid all amounts outstanding under its then-existing Term Loan B-1.
(5)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and variable interest rate components in effect as of December 31, 2025.
(6)Finance lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in finance leases outstanding.
(7)As of December 31, 2025, the carrying amount of the Company's senior secured credit facilities has been reduced by a discount of $5,242 and deferred financing costs of $31,848, and the carrying amount of the Company's senior notes has been reduced by deferred financing costs of $42,653 and increased by a debt premium of $8,349. As of December 31, 2024, the carrying amount of the Company's senior secured credit facilities was reduced by a discount of $8,084 and deferred financing costs of $28,879, and the

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

carrying amounts of the Company's senior notes was reduced by deferred financing costs of $37,612 and increased by a debt premium of $10,239.
Scheduled maturities of long-term debt at December 31, 2025 were as follows:

2026	$109,201
2027	$109,594
2028	$150,370
2029	$141,646
2030	$4,486,247
Thereafter	$5,347,525
Senior Secured Credit Facilities
On July 17, 2025 (Seventh Amendment Effective Date), the Company entered into the Seventh Amendment (Seventh Amendment) to its senior secured credit agreement dated as of August 12, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the Credit Agreement). The Seventh Amendment modified the Credit Agreement to, among other things, refinance the Company's Term Loan B-1 with a repriced Term Loan B-2 facility in the aggregate principal amount of $1,877,949 which includes an incremental borrowing of Tranche B-2 term loans of $250,000. The Company used the incremental proceeds of $250,000 from the Term Loan B-2 to prepay a proportionate amount of the principal balance outstanding on its Term Loan A-1. The Term Loan B-2 requires quarterly principal payments that began on September 30, 2025 of 0.25% of the aggregate principal amount of the Term Loan B-2 outstanding on the Seventh Amendment Effective Date, with the balance due on May 9, 2031.
As a result of the Seventh Amendment transaction described above, the Company recognized debt extinguishment and modification costs of $5,150 in the third quarter of 2025 composed partially of fees incurred for this transaction and partially of deferred financing costs and original issue discount written off for the extinguishment of Term Loan B-1 and partial repayment of Term Loan A-1. For the portion of the debt that was considered extinguished and reborrowed, the Company recognized constructive financing cash outflows and financing cash inflows on the statement of cash flows of $57,090 and $306,246 for the Term Loan B-2, respectively, and constructive financing cash outflows of $250,000 for the prepayment of a portion of Term Loan A-1, even though no funds were actually paid or received. Another $314,790 of the debt considered extinguished related to the Term Loan B-2 represented a non-cash financing activity.
On November 24, 2025, the Company entered into the Eighth Amendment (Eighth Amendment) to the Credit Agreement. The Eighth Amendment modified the Credit Agreement to, among other things, refinance the Company's revolving credit facility and Term Loan A-1 with a new revolving credit facility and Term Loan A-2 in the aggregate principal amount of $2,000,000. The Company used a portion of the net proceeds from this transaction to repay the remainder of the balance outstanding on its Term Loan A-1 maturing 2028 in the amount of $1,949,840 and related accrued interest and fees. The remaining borrowings added cash to the balance sheet for general corporate purposes. The Term Loan A-2 requires amortizing quarterly principal payments that begin on March 31, 2026 of $12,500 per quarter through December 31, 2027, and $25,000 per quarter from March 31, 2028 through September 30, 2030, with the balance due on November 24, 2030.
As a result of the Eighth Amendment transaction described above, the Company recognized debt extinguishment and modification costs of $9,028 in the fourth quarter of 2025 composed partially of fees incurred for this transaction and partially of deferred financing costs written off for the extinguishment of the former revolving credit facility and Term Loan A-1. For the portion of the debt that was considered extinguished and reborrowed, the Company recognized constructive financing cash outflows and financing cash inflows on the statement of cash flows of $773,722, even though no funds were actually paid or received. Additionally, $967,528 of the debt considered extinguished and reborrowed related to the Term Loan A-2 represented a non-cash financing activity.
The senior secured credit facilities, as amended, bear interest, at the Company’s option, based on (i) the Base Rate (as defined below) plus the Applicable Margin (as defined below), or (ii) the forward-looking term rate based on Term SOFR plus the Applicable Margin. The “Base Rate” is defined as the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (ii) the prime commercial lending rate of the administrative agent as established from time to time and (iii) Term SOFR for an interest period of one month plus 1.00%; provided that if Term SOFR or the Base Rate is less than 0.00% such rate shall be deemed to be 0.00% for purposes of the Credit Agreement. The Company has the option to draw on the revolving credit facility in Euros and Pounds Sterling based on currency-specific forward-looking rates plus the Applicable Margin. The “Applicable Margin” for the new revolving credit facility and Term Loan A-2 is initially 1.50% in the

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

case of loans based upon the Term SOFR, and 0.50% in the case of Base Rate loans; provided that after the date on which the Company shall have delivered financial statements for the fiscal quarter ending March 31, 2026, the Applicable Margin with respect to the new revolving credit facility and Term Loan A-2 will be at a rate between 0.00% and 1.75% based on a leverage ratio based grid. The "Applicable Margin" for the Term Loan B-2 is 1.75% in the case of Term SOFR loans, and 0.75% in the case of Base Rate loans.
Borrowings under the Company's senior secured credit facilities are guaranteed and secured by substantially all of DaVita Inc.'s and certain of the Company’s domestic subsidiaries' assets and rank senior to all unsecured indebtedness. Borrowings under the Term Loan A-2, Term Loan B-2 and revolving line of credit rank equal in priority for that security and related subsidiary guarantees. The Credit Agreement contains certain customary affirmative and negative covenants such as various restrictions or limitations on permitted amounts of investments (including acquisitions), share repurchases, payment of dividends, and redemptions and incurrence of other indebtedness. Many of these restrictions and limitations will not apply as long as the Company’s leverage ratio calculated in accordance with the Credit Agreement is below 4.00:1.00. In addition, the Credit Agreement requires compliance with a maximum leverage ratio covenant, tested quarterly, of 5.00:1.00 through December 31, 2028 and 4.50:1.00 thereafter (subject to an increase to 5.00:1.00 during the four fiscal quarters following a material acquisition).
In addition to the prepayments described above, during 2025, the Company made regularly scheduled and other principal payments under its senior secured credit facilities totaling $59,455 on Term Loan A-1, $8,201 on Term Loan B-1 and $9,390 on Term Loan B-2.
As of December 31, 2025, the Company had undrawn capacity on the revolving line of credit under its senior secured credit facilities of $1,500,000. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of December 31, 2025. The Company also had letters of credit of approximately $195,461 outstanding under a separate bilateral secured letter of credit facility as of December 31, 2025.
As of December 31, 2025, the effective portion of the Company's interest rate cap agreements had the economic effect of capping the Company's maximum exposure to SOFR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-2 and a portion of Term Loan A-2. The remaining $368,559 outstanding principal balance of Term Loan A-2 is subject to SOFR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense utilizing the effective interest rate method over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.
Senior Notes
On May 23, 2025, the Company issued $1,000,000 aggregate principal amount of 6.75% senior notes due 2033 (the 6.75% Senior Notes) in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 6.75% Senior Notes pay interest on January 15 and July 15 of each year beginning January 15, 2026 and mature on July 15, 2033. The 6.75% Senior Notes are unsecured senior obligations and rank equally in right of payment with the Company's existing and future unsecured senior indebtedness. The 6.75% Senior Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantee its senior secured credit facilities. The Company may redeem up to 40% of the aggregate principal amount of the 6.75% Senior Notes at any time prior to July 15, 2028 at 106.75% of the aggregate principal amount from the proceeds of one or more equity offerings, plus accrued and unpaid interest. On and after July 15, 2028, the Company may, at its option, redeem the 6.75% Senior Notes, in whole or from time to time in part, at certain redemption prices specified in the indenture governing these notes plus accrued and unpaid interest. If the Company experiences certain change of control events, the Company must offer to repurchase all of the 6.75% Senior Notes (unless otherwise redeemed) at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The 6.75% Senior Notes contain restrictive covenants that limit the ability of the Company and the subsidiary guarantors of the 6.75% Senior Notes to, among other things and subject to certain exceptions and qualifications, create certain liens, enter into certain sale/leaseback transactions, or merge with or into, or convey, transfer or lease all or substantially all of their assets. The 6.75% Senior Notes and related subsidiary guarantees do not have any registration or similar rights and are not expected to be registered or listed on any securities exchange. As of December 31, 2025, the Company incurred $12,147 in fees and other professional expenses associated with this transaction that were capitalized and will amortize over the term of the 6.75% Senior Notes.
All of the Company's outstanding senior notes, including the 6.75% Senior Notes (collectively, the Senior Notes), are unsecured obligations, rank equally in right of payment with the Company’s existing and future unsecured senior indebtedness and require semi-annual interest payments. The Company may redeem some or all of the Senior Notes at any time on or after

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

certain specific dates and at certain specific redemption prices as outlined in the indenture governing each series of Senior Notes. Interest rates on the Senior Notes are fixed by their terms.
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
Interest rate cap agreements
During 2025 the Company entered into several forward interest rate cap agreements, described in the table below, that have the economic effect of capping the Company's exposure to SOFR variable interest rate changes on specific portions of the Company's floating rate debt (2025 cap agreements). These 2025 cap agreements are designated as cash flow hedges and, as a result, changes in their fair values will be reported in other comprehensive income. These 2025 cap agreements do not contain credit-risk contingent features, and become effective and expire as described in the table below.
The following table summarizes the Company’s interest rate cap agreements outstanding as of December 31, 2025:

Year cap agreements executed	Initial notional amount	SOFR maximum rate	Approximate effective date	Maturity date	Notional amount effective through December 31

					2025	2026	2027	2028	2029
2023	$2,000,000	3.75%	6/30/2024	12/31/2025	$1,250,000
2023	$1,000,000	4.00%	6/30/2024	12/31/2025	$750,000
2023	$500,000	4.50%	6/30/2024	12/31/2026	$500,000	$500,000
2023	$250,000	4.50%	12/31/2024	12/31/2025	$250,000
2023	$750,000	4.00%	12/31/2024	12/31/2026	$750,000	$500,000
2024	$1,750,000	4.50%(1)	12/31/2025	12/31/2027		$1,750,000	$1,000,000
2024	$750,000	4.00%(2)	12/31/2025	12/31/2027		$750,000	$500,000
2025	$1,000,000	4.50%(3)	12/31/2026	12/31/2028			$1,000,000	$750,000
2025	$1,000,000	4.25%(4)	12/31/2026	12/31/2028			$1,000,000	$1,000,000
2025	$1,750,000	4.25%	12/31/2027	12/31/2028				$1,750,000
2025	$1,000,000	4.50%	12/31/2028	12/31/2029					$1,000,000
Total notional coverage					$3,500,000	$3,500,000	$3,500,000	$3,500,000	$1,000,000
Weighted average strike rate					4.02%	4.32%	4.46%	4.43%	4.50%

(1)Effective December 31, 2026, the maximum rate of 4.50% increases to 4.75% for these interest rate caps.
(2)Effective December 31, 2026, the maximum rate of 4.00% increases to 4.25% for these interest rate caps.
(3)Effective December 31, 2027, the maximum rate of 4.50% increases to 4.75% for these interest rate caps.
(4)Effective December 31, 2027, the maximum rate of 4.25% increases to 4.50% for these interest rate caps.
The following table summarizes the effects of the Company’s interest rate cap agreements for the years ended December 31, 2025, 2024 and 2023:

	Amount of unrealized (losses) gains in OCI on interest rate cap agreements			Location in Consolidated Statements of Income	Reclassification from accumulated other comprehensive income into net income
	Year ended December 31,				Year ended December 31,
Derivatives designated as cash flow hedges	2025	2024	2023		2025	2024	2023
Interest rate cap agreements	$(28,407)	$9,662	$9,186	Debt expense	$9,966	$(58,175)	$(103,567)
Related income tax	7,086	(2,412)	(2,291)	Related income tax	(2,486)	14,515	25,840
Total	$(21,321)	$7,250	$6,895		$7,480	$(43,660)	$(77,727)

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The fair value of the Company's interest rate cap agreements, which are classified in other long-term assets on its consolidated balance sheet, were $11,593 and $30,062 for the years ended December 31, 2025 and December 31, 2024, respectively.
See Note 19 for further details on amounts recorded and reclassified from accumulated other comprehensive (loss) income and recorded as debt expense (offset) related to the Company’s interest rate cap agreements for the year ended December 31, 2025.
As a result of the variable rate cap from the Company's 2023 interest rate cap agreements, the Company’s weighted average effective interest rate on its senior secured credit facilities as of December 31, 2025 was 6.00%, based on the current margins in effect for its senior secured credit facilities as of December 31, 2025, as detailed in the table above.
The Company’s weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, was 5.51% and 5.68% as of December 31, 2025 and December 31, 2024, respectively.
Debt expense
For the years ended December 31, 2025, 2024 and 2023, debt expense consisted of interest expense of $539,924, $435,203 and $373,951, as well as $40,002, $35,266 and $24,600, each respectively, from the amortization and accretion of debt discounts and premiums, amortization of deferred financing costs, expenses for the undrawn portion of the revolving line of credit and the amortization of interest rate cap agreements. These interest expense amounts are net of capitalized interest.
13.    Leases
The Company leases substantially all of its dialysis facilities. The majority of the Company’s facilities are leased under non-cancellable operating leases. The Company's leases are generally subject to fixed escalation clauses or contain consumer price index increases. See Note 1 for further information on how the Company accounts for leases.
As of December 31, 2025 and December 31, 2024, assets recorded under finance leases were $291,850 and $309,363, respectively, and accumulated amortization associated with finance leases was $148,997 and $139,071, respectively, included in property and equipment, net, on the Company's consolidated balance sheet. Finance lease obligations are included in long-term debt. See Note 12 for further details on long-term debt.
In certain markets, the Company acquires and develops dialysis centers. Upon completion, the Company sells the center to a third party and leases the space back with the intent of operating the center on a long-term basis. Both the sale and leaseback terms are generally market terms. Substantially all of the lease terms are consistent with the Company's other leases with the majority of the leases under non-cancellable operating leases.
The components of lease expense were as follows:

	Year ended December 31,
Lease cost	2025	2024	2023
Operating lease cost(1):
Fixed lease expense	$570,303	$557,591	$556,844
Variable lease expense	131,877	131,539	135,990
Finance lease cost:
Amortization of leased assets	26,596	28,262	26,964
Interest on lease liabilities	8,981	10,885	11,724
Net lease cost	$737,757	$728,277	$731,522

(1)Includes short-term lease expense and sublease income, which are immaterial.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Other information related to leases was as follows:

	Year ended December 31,
Lease term and discount rate	2025	2024	2023
Weighted average remaining lease term (years):
Operating leases	6.8	7.2	7.6
Finance leases	7.4	7.9	8.5
Weighted average discount rate:
Operating leases	4.3%	4.1%	4.0%
Finance leases	4.4%	4.6%	4.6%

	Year ended December 31,
Other information	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$724,637	$719,339	$708,162
Operating cash flows for finance leases	$15,977	$18,599	$19,246
Financing cash flows for finance leases	$29,377	$29,592	$26,455
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	$379,803	$286,022	$269,564
Future minimum lease payments as of December 31, 2025 are as follows:

	Operating leases	Finance leases
2026	$527,905	$34,621
2027	534,159	37,058
2028	468,263	33,639
2029	392,334	24,452
2030	310,800	18,643
Thereafter	767,612	65,472
Total future minimum lease payments	3,001,073	213,885
Less portion representing interest	(399,931)	(28,765)
Present value of lease liabilities	$2,601,142	$185,120
Rent expense under all operating leases for the years ended December 31, 2025, 2024 and 2023 was $702,180, $689,130 and $692,834, respectively. Rent expense is recorded on a straight-line basis over the term of the lease, including leases that contain fixed escalation clauses or include abatement provisions. Leasehold improvement incentives reduce the carrying value of right-of-use assets and are amortized to rent expense over the term of the lease.
14.    Employee benefit plans
The Company has a 401(k) retirement savings plan for substantially all of its U.S. employees which has been established pursuant to applicable provisions of the Internal Revenue Code (IRC). The plan allows for employees to contribute a percentage of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. The Company maintains a 401(k) matching program under which the Company matches 50% of the employee's contribution up to 6% of the employee's salary, subject to certain limitations. The matching contributions are subject to certain eligibility and vesting conditions. For the years ended December 31, 2025, 2024 and 2023, the Company incurred expense for matching contributions totaling approximately $80,784, $79,006 and $73,725, respectively.
The Company also maintains a voluntary compensation deferral plan, referred to as the Deferred Compensation Plan. The Deferred Compensation Plan is non-qualified and permits certain employees whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and up to 50% of their base salary into a deferral account maintained by the Company. Deferred amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective. Participants are credited with their proportional amount of

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

annual earnings from the plans. The assets of these plans are held in rabbi trusts subject to the claims of the Company’s general creditors in the event of its bankruptcy. As of December 31, 2025 and 2024, the total fair value of assets held in these plans' trusts was $40,403 and $39,527, respectively. The assets of these plans are recorded at fair value with changes in fair value recorded in other loss, net. See Note 4 for further details. Any fair value changes to the corresponding liability balance are recorded as compensation expense.
15.    Contingencies
The Company operates in a highly regulated industry and is a party to, or has the potential to be a party to, various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of December 31, 2025 and 2024, each of the Company’s recorded accruals with respect to legal proceedings and regulatory matters were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
Other Proceedings
2021 Antitrust Indictment and Putative Class Action Suit: On July 14, 2021, an indictment was returned by a grand jury in the U.S. District Court, District of Colorado against the Company and its former chief executive officer in the matter of U.S. v. DaVita Inc., et al. alleging that purported agreements entered into by DaVita's former chief executive officer not to solicit senior-level employees violated Section 1 of the Sherman Act. On April 15, 2022, a jury returned a verdict in the Company’s favor, acquitting both the Company and its former chief executive officer on all counts. On April 20, 2022, the court entered judgments of acquittal and closed the case. On August 9, 2021, DaVita Inc. and its former chief executive officer were added as defendants in a consolidated putative class action complaint in the matter of In re Outpatient Medical Center Employee Antitrust Litigation in the U.S. District Court, Northern District of Illinois. This class action complaint asserts that the defendants violated Section 1 of the Sherman Act and seeks to bring an action on behalf of certain groups of individuals employed by the Company. On October 27, 2024, the plaintiffs filed a Third Amended Complaint, seeking to bring an action on behalf of certain groups of individuals employed by the Company between March 2008 and January 2021, to which the Company responded on December 20, 2024. On September 15, 2025, the plaintiffs filed a motion to certify the class. The Company disputes the allegations in the class action complaint and the motion to certify the class, as well as the asserted violations of the Sherman Act, and intends to defend this action accordingly.
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
Other commitments
The Company has outstanding purchase agreements with various suppliers for multi-year contracts or to purchase set amounts of dialysis equipment, parts, pharmaceuticals, supplies and technology services. As of December 31, 2025, the remaining minimum commitments under these arrangements were approximately $961,093, $956,214, $752,556, $577,282 and $445,945 for the years 2026, 2027, 2028, 2029 and 2030, respectively. If the Company fails to meet the minimum purchase commitments under certain contracts during any year, it is required to pay the difference to the supplier.
The Company also has certain potential commitments to provide working capital funding, if necessary, to certain nonconsolidated dialysis businesses that the Company manages and in which the Company owns a noncontrolling equity interest or which are wholly-owned by third parties of approximately $8,158.
Additionally, the Company has agreed to future investments in particular equity method and other investments of $12,986 as of December 31, 2025, if certain milestones are achieved or funding calls are made, as applicable.
Subsequent to December 31, 2025, the Company signed a definitive agreement to acquire a noncontrolling minority interest in Elara Caring, a leading national provider of skilled home health, hospice, behavioral health, and personal care services for approximately $200,000. The closing of the transaction is subject to customary closing conditions, including receipt of regulatory approvals, and is expected to occur later in 2026.
Other than the letters of credit disclosed in Note 12 to these consolidated financial statements, and the arrangements as described above, the Company has no off balance sheet financing arrangements as of December 31, 2025.
17.    Stock-based compensation
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Long-term incentive compensation plans
The DaVita Inc. 2020 Incentive Award Plan (the 2020 Plan) is the Company’s current omnibus equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The 2020 Plan provides for the grant of stock appreciation rights, nonqualified stock options, incentive stock options, restricted stock units, restricted stock, performance stock awards, dividend equivalents, stock payments, deferred stock unit awards, deferred stock awards and performance cash awards. The 2020 Plan mandates a maximum award term of 10 years for stock appreciation rights and stock options and stipulates that awards of these types be granted with a base or exercise price per share of not less than the fair market value of the Company's common stock on the date of grant. Shares available under the 2020 Plan are stated on a full value share basis. The 2020 Plan therefore provides that shares available for issuance under the plan are reduced by one share available for every four shares underlying stock appreciation rights and stock options, and are reduced by one share available for every one share underlying stock-based awards other than stock appreciation rights and stock options. At December 31, 2025, there were 4,334 shares available for future grants under the 2020 Plan. The Company’s stock awards granted under the 2020 Plan generally vest over 36 months to 48 months from the date of grant.
A summary of the status of the Company’s stock-settled awards, including base shares for stock-settled stock appreciation rights (SSARs) and stock-settled stock unit awards is as follows:

	Year ended December 31, 2025
	Stock appreciation rights			Stock units
	Awards	Weighted average exercise price	Weighted average remaining contractual life	Awards	Weighted average remaining contractual life
Outstanding at beginning of year	268	$108.02		3,146
Granted	96	$143.45		799
Added by performance factor				6
Exercised/Vested	(20)	$85.65		(710)
Canceled	—	$—		(246)
Outstanding at end of period	344	$119.18	1.69	2,995	1.74
Exercisable at end of period	183	$109.53	0.56	—	—
Weighted-average fair value of grants:
2025	$51.82			$144.10
2024				$142.36
2023				$77.61

	Awards Outstanding	Weighted average exercise price	Awards exercisable	Weighted average exercise price
Range of SSARs base prices
$100.01–$110.00	118	$108.93	118	$108.93
$110.01–$120.00	130	$110.63	65	$110.63
$140.01–$150.00	96	$143.45	—
Total	344	$119.18	183	$109.53
For the years ended December 31, 2025, 2024 and 2023, the aggregate intrinsic value of stock-based awards exercised was $104,336, $323,681 and $168,500, respectively. At December 31, 2025, the aggregate intrinsic value of stock-based awards outstanding was $346,281 and the aggregate intrinsic value of stock awards exercisable was $747.
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
No SSAR awards were granted during the years ended December 31, 2024 or 2023. A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of SSAR awards granted during the year end December 31, 2025 were as follows:

Expected term	4.8
Expected volatility	34.3%
Expected dividend yield	—%
Risk-free interest rate	4.0%
The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior in the past. Stock-based compensation expense is recorded only for awards that are expected to vest.
Employee stock purchase plan
The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of its fair market value on the first day of the purchase right period or 85% of its fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Contributions used to purchase the Company’s common stock under this plan for the 2025, 2024 and 2023 purchase periods were $21,482, $20,441 and $18,213, respectively. Shares purchased pursuant to the plan’s 2025, 2024 and 2023 purchase periods were 222, 184 and 231, respectively. At December 31, 2025, there were 5,064 shares remaining available for future grants under this plan.
The fair value of participants’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2025, 2024 and 2023, respectively: expected volatility of 30.5%, 32.6% and 41.3%; risk-free interest rates of 4.1%, 4.8% and 4.9%; and no dividends. Using these assumptions, the weighted average estimated per share fair value of each purchase right was $40.24, $31.78 and $25.25 for 2025, 2024 and 2023, respectively.
Stock-based compensation expense and proceeds
For the years ended December 31, 2025, 2024 and 2023, the Company recognized $139,953, $102,788 and $112,375 in stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock purchase plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation in 2025, 2024 and 2023 were $16,542, $16,398 and $16,536, respectively. As of December 31, 2025, there was $124,984 of total estimated but unrecognized stock-based compensation expense under the Company’s equity compensation plans. The Company expects to recognize this expense over a weighted average remaining period of 1.3 years.
For the years ended December 31, 2025, 2024 and 2023, the Company received $21,715, $27,531 and $25,629, respectively, in actual tax benefits upon the exercise or vesting of stock awards. Since the Company issues stock-settled stock appreciation rights rather than stock options, there were no cash proceeds from stock option exercises.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

18.    Shareholders’ equity
Stock repurchases
The following table summarizes the Company's repurchases of its common stock during the years ended December 31, 2025, 2024 and 2023:

	2025			2024			2023
	Shares repurchased	Amount paid(1)	Average price(2)	Shares repurchased	Amount paid(1)	Average price(2)	Shares repurchased	Amount paid(1)	Average price(2)
Open market	9,292	$1,303,737	$138.98	9,833	$1,389,072	$140.06	2,904	$285,710	$97.82
Berkshire	3,387	484,633	$143.11	—	—	$—	—	—	$—
	12,679	$1,788,370	$140.09	9,833	$1,389,072	$140.06	2,904	$285,710	$97.82

(1)Includes commissions and applicable excise tax. The excise tax is recorded as part of the cost basis of treasury shares repurchased and, as such, is included in stockholders’ equity.
(2)Average price paid per share excludes commissions and excise tax.
The Company repurchased 1,773 shares of its common stock for $216,581 at an average price paid of $122.08 per share subsequent to December 31, 2025 through February 6, 2026, inclusive of the shares repurchased from Berkshire Hathaway Inc. as discussed below.
As of September 5, 2024, the Company's board of directors (the Board) authorized a share repurchase plan of $2,000,000. Effective August 21, 2025, the Board increased the authorization under the existing share repurchase plan by $2,000,000 in additional repurchase authority. These authorizations allow the Company to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of February 6, 2026, the Company has a total of $1,941,688, excluding excise taxes, available under the current authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations, including under the terms of its senior secured credit facilities.
The Company retired all shares held in its treasury effective as of December 31, 2025.
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
Pursuant to the April 30, 2024 share repurchase agreement with Berkshire Hathaway Inc. on behalf of itself and its affiliates, the Company had a repurchase obligation at December 31, 2025 to purchase shares from Berkshire for $199,940 in the aggregate, recorded as a payable and classified as due to related party on the Company's consolidated balance sheet. On January 29, 2026, the Company settled the Berkshire repurchase obligation in total for 1,658 shares of common stock for $199,940, at an average price paid of $120.56 per share.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Berkshire standstill agreement
Berkshire remains subject to a standstill agreement with the Company, as amended and restated as of February 9, 2022 (the standstill agreement). The standstill agreement currently restricts Berkshire’s actions with respect to acquiring additional shares of the Company’s common stock, and for any matter presented to Company stockholders, the standstill agreement requires Berkshire to vote any shares it beneficially holds in excess of 40% of the then-outstanding voting stock of the Company in accordance with the recommendation of the Board of Directors of the Company (Board). The standstill agreement also restricts Berkshire from taking certain actions, including, among other things, actions relating to stockholder proposals and actions seeking to control or influence the Board, management or policies of the Company. The standstill agreement provisions vary depending on Berkshire’s ownership levels and in the event of certain specified leadership changes at Berkshire.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

19.    Accumulated other comprehensive loss
Charges and credits to other comprehensive (loss) income have been as follows:

	Interest rate cap agreements(1)	Defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Balance at December 31, 2022	$98,685	$—	$(167,871)	$(69,186)
Unrealized gains	9,186	—	89,055	98,241
Related income tax	(2,291)	—	(1,121)	(3,412)
	6,895	—	87,934	94,829
Reclassification of income into net income	(103,567)	—	—	(103,567)
Related income tax	25,840	—	—	25,840
	(77,727)	—	—	(77,727)
Balance at December 31, 2023	$27,853	$—	$(79,937)	$(52,084)
Unrealized gains (losses)	9,662	46	(207,906)	(198,198)
Related income tax	(2,412)	—	45	(2,367)
	7,250	46	(207,861)	(200,565)
Reclassification of income into net income	(58,175)	—	(15,252)	(73,427)
Related income tax	14,515	—	765	15,280
	(43,660)	—	(14,487)	(58,147)
Balance at December 31, 2024	$(8,557)	$46	$(302,285)	$(310,796)
Unrealized (losses) gains	(28,407)	(46)	200,230	171,777
Related income tax	7,086	—	1,670	8,756
	(21,321)	(46)	201,900	180,533
Reclassification of loss into net income	9,966	—	—	9,966
Related income tax	(2,486)	—	—	(2,486)
	7,480	—	—	7,480
Balance at December 31, 2025	$(22,398)	$—	$(100,385)	$(122,783)

(1)The reclassification of net interest rate cap realized losses into income are recorded as debt expense in the corresponding consolidated statements of income. See Note 12 for further details.
20.    Acquisitions
International and routine acquisitions
Effective August 1, 2025, the Company acquired the dialysis operations of Fresenius Medical Care AG and its affiliates in Brazil for initial aggregate consideration paid of $94,282. During 2025, 2024 and 2023, the Company also acquired other dialysis and related businesses, none of which were individually material except for the 2024 acquisition of DaVita Care Pte. Ltd. (DVC) discussed below.
As part of these other international and routine transactions in 2024 (excluding DVC), the Company acquired a controlling interest in a previously nonconsolidated U.S. dialysis partnership for which it recognized a non-cash gain of $35,147 on its prior investment upon consolidation. The Company estimated the fair value of its previously held equity interest in this business using an appraisal developed with an independent third party valuation firm.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Aggregate consideration – all acquisitions (including DVC)
Aggregate consideration for all acquisitions (including the DVC acquisition in 2024) has been as follows:

	Year ended December 31,
	2025	2024	2023
Cash paid	$128,334	$329,187	$27,648
Contingent purchase price adjustments and liabilities assumed	(2,995)	50,384	19,801
Fair value of previously held equity interests	10,302	182,270	—
Aggregate consideration	$135,641	$561,841	$47,449
Number of dialysis centers acquired — U.S.	3	12	—
Number of dialysis centers acquired — International	62	198	12
Purchase price allocations — all acquisitions (including DVC)
The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
The initial purchase price allocations for these transactions have been recorded at estimated fair values based on information available to management and will be finalized when certain information arranged to be obtained has been received. For several of the 2025 acquisitions, certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of contingent earn-outs, intangibles, fixed assets, and certain working capital items relating to several of these acquisitions are pending final quantification.
The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of noncontrolling interests assumed in these transactions:

	Year ended December 31,
	2025	2024	2023
Cash	$10,866	$83,119	$1,254
Other current assets	43,982	249,738	6,128
Property and equipment	22,350	94,951	4,130
Right-of-use lease assets and other long-term assets	44,359	97,591	785
Indefinite-lived licenses	9,953	22,725	15,789
Goodwill	71,684	349,069	25,723
Liabilities assumed	(63,258)	(201,704)	(6,179)
Noncontrolling interests assumed	(4,295)	(133,648)	(181)
	$135,641	$561,841	$47,449
The amount of goodwill related to these acquisitions recognized or adjusted in 2025, 2024 and 2023 that is deductible for local tax purposes was $10,339, $54,810 and $17,836, respectively.
Acquisition of DaVita Care Pte. Ltd.
Effective November 1, 2024, the Company acquired control of DVC, previously referred to as the Company's Asia Pacific joint venture (APAC JV), through a change in control rights for no cash consideration. The purchase consideration, assets acquired and liabilities assumed for DVC, as detailed below, are included within the "Aggregate consideration — all acquisitions (including DVC)" and "Purchase price allocations — all acquisitions (including DVC)" tables presented above for the year ended December 31, 2024.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in this transaction and recognized at the acquisition date at estimated fair values, as well as the estimated fair value of noncontrolling interests assumed in this transaction:

As of November 1, 2024
Cash	$34,818
Other current assets	44,810
Property and equipment	22,651
Other long-term assets	37,682
Indefinite-lived licenses	15,114
Goodwill	127,207
Liabilities assumed	(54,708)
Noncontrolling interests assumed	(112,830)
$114,744
Pro forma financial information (unaudited)
The following summary, prepared on a pro forma basis, combines the results of operations from continuing operations as if all acquisitions in 2025 and 2024 had been consummated as of the beginning of 2024, including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2025	2024
	(unaudited)
Pro forma total revenues	$13,723,047	$13,207,237
Pro forma net income from continuing operations attributable to DaVita Inc.	$727,213	$969,664
Pro forma basic net income per share from continuing operations attributable to DaVita Inc.	$9.80	$11.41
Pro forma diluted net income per share from continuing operations attributable to DaVita Inc.	$9.58	$11.11
21.    Discontinued operations previously held for sale
DaVita Medical Group (DMG)
On June 19, 2019, the Company completed the sale of its prior DMG business to Optum. Under the equity purchase agreement with Optum, DaVita remained liable to Optum for certain contingent obligations of the DMG business for periods prior to the sale. The indemnification notice period for these obligations expired during the fourth quarter for 2025, at which point the Company's remaining $25,000 recognized liability for these contingent obligations was extinguished and released.
The Company recognized no DMG operating, financing or investing cash flows for the years ended December 31, 2025, 2024 and 2023.
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
In addition to the consolidated entities described above, the Company maintains minor equity method or other venture capital investments in certain development-stage investees which qualify as VIEs based on their capitalization. For nearly all of these investees, the Company has concluded that it is not the primary beneficiary.
For the VIEs described above, these consolidated financial statements include total assets of $640,481 and total liabilities and noncontrolling interests to third parties of $215,650 at December 31, 2025.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of December 31, 2025 and 2024:

December 31, 2025	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$40,949	$40,949
Interest rate cap agreements	$11,593		$11,593
Liabilities
Contingent earn-out obligations for acquisitions	$9,495			$9,495
Temporary equity
Noncontrolling interests subject to put provisions	$1,532,166			$1,532,166
December 31, 2024
Assets
Investments in equity securities	$40,566	$40,566
Interest rate cap agreements	$30,062		$30,062
Liabilities
Contingent earn-out obligations for acquisitions	$13,542			$13,542
Temporary equity
Noncontrolling interests subject to put provisions	$1,695,483			$1,695,483
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
As of December 31, 2025, the Company had contingent earn-out obligations associated with business acquisitions that could result in the Company paying the former owners a total of up to approximately $19,966 if certain performance targets or quality margins are met over the next one year to five years. The estimated fair value measurements of these contingent earn-out obligations are primarily based on unobservable inputs, including projected earnings before interest, taxes, depreciation, and amortization (EBITDA), revenue and key performance indicators. The estimated fair value of these contingent earn-out obligations is remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company credit risk adjusted rate that is used to discount obligations to present value.
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of December 31, 2025, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $220,000. See Note 16 for a discussion of the Company’s methodology for estimating the fair values of noncontrolling interests subject to put obligations and the reconciliation of changes on the consolidated statements of equity.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of financial instruments other than debt and lease liabilities are presented in the consolidated financial statements at December 31, 2025 and 2024 at their approximate fair values due to the short-term nature of their settlements.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin, and a reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:

	Year ended December 31,
	2025	2024	2023
Segment revenues:
U.S. dialysis
Patient service revenues:
External sources	$11,707,376	$11,294,614	$10,823,525
Intersegment revenues	60,958	71,747	88,222
U.S. dialysis patient service revenues	11,768,334	11,366,361	10,911,747
Other revenues
External sources	24,610	24,356	25,251
Total U.S. dialysis revenues	11,792,944	11,390,717	10,936,998
Other - Ancillary services
Patient service revenues	1,299,810	965,761	751,416
Other external sources	611,273	530,819	539,955
Intersegment revenues	11,203	13,910	7,852
Total ancillary services	1,922,286	1,510,490	1,299,223
Total net segment revenues	13,715,230	12,901,207	12,236,221
Elimination of intersegment revenues	(72,161)	(85,657)	(96,074)
Consolidated revenues	$13,643,069	$12,815,550	$12,140,147
Significant segment expenses:
U.S. dialysis
Patient care costs	$7,854,234	$7,497,576	$7,394,640
General and administrative	1,253,298	1,173,990	1,102,072
Depreciation and amortization	633,396	661,181	695,674
Other segment items(1)	(32,217)	(63,037)	(29,966)
U.S. dialysis segment expenses	9,708,711	9,269,710	9,162,420
Other - Ancillary services expenses(2)	1,829,907	1,427,833	1,307,970
Segment operating margin:
U.S. dialysis	2,084,233	2,121,007	1,774,578
Other - Ancillary services(3)	92,379	82,657	(8,747)
Total segment margin	2,176,612	2,203,664	1,765,831
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Corporate administrative support	(132,997)	(113,181)	(163,047)
Consolidated operating income	2,043,615	2,090,483	1,602,784
Debt expense	(579,926)	(470,469)	(398,551)
Debt extinguishment and modification costs	(14,178)	(19,813)	(7,962)
Other loss, net	(102,688)	(69,808)	(19,177)
Income from continuing operations before income taxes	$1,346,823	$1,530,393	$1,177,094

(1)Other segment items for our U.S. dialysis segment include equity income from nonconsolidated joint ventures and a gain on changes in ownership interest.
(2)Includes depreciation and amortization of $81,952, $62,679 and $49,769 in 2025, 2024 and 2023, respectively.
(3)Segment operating margin (loss) for Other - Ancillary services includes equity investment (income) loss of $(783), $1,701 and $2,103 in 2025, 2024 and 2023, respectively.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Expenditures for property and equipment by reportable segment were as follows:

	Year ended December 31,
	2025	2024	2023
U.S. dialysis	$471,548	$469,799	$501,149
Other - Ancillary services	104,316	85,644	66,836
	$575,864	$555,443	$567,985
The Company's international operations include approximately $399,423 and $317,488 in 2025 and 2024, respectively, of net property and equipment.
25.    Supplemental cash flow information
The table below provides supplemental cash flow information:

	Year ended December 31,
	2025	2024	2023
Cash paid:
Income taxes, net
U.S. federal	$112,725	$281,509	$209,385
U.S. state and local	34,871	66,827	34,996
Foreign:
Saudi Arabia(1)	12,275
Other	16,817	39,604	23,710
Total income taxes, net	$176,688	$387,940	$268,091

Interest, net	$515,497	$423,360	$387,661
Non-cash investing and financing activities:
Fixed assets under finance lease obligations	$934	$11,327	$13,269

(1)The amount of income taxes paid during years 2024 and 2023 did not meet the 5% disaggregation threshold.

EXHIBIT INDEX

2.1	Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita Inc., Collaborative Care Holdings, LLC, and solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated.(2)

2.2	Amendment No. 1 dated as of September 20, 2018, to that certain Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita Inc., a Delaware corporation, Collaborative Care Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of Optum, Inc., and solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated, a Delaware corporation.(14)

2.3	Second Amendment to Equity Purchase Agreement by and between DaVita Inc., a Delaware corporation, and Collaborative Care Holdings, LLC, a Delaware limited liability company, dated as of December 11, 2018, amending that certain Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita Inc., Collaborative Care Holdings, LLC, and, solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated (as previously amended).(9)

3.1	Amended and Restated Certificate of Incorporation of DaVita Inc.(1)

3.2	Amended and Restated Bylaws for DaVita Inc. adopted on September 5, 2024.(23)

4.1	Indenture for the 4.625% Senior Notes due 2030, dated as of June 9, 2020, by and among DaVita Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.(13)

4.2	Form of 4.625% Senior Notes due 2030 and related Guarantee (included in Exhibit 4.1).(13)

4.3	Indenture for the 3.750% Senior Notes due 2031, dated August 11, 2020, by and among DaVita Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.(11)

4.4	Form of 3.750% Senior Notes due 2031 and related Guarantee (included in Exhibit 4.3).(11)

4.5	Indenture for 6.785% Senior Notes due 2032, dated as of August 13, 2024, by and among DaVita Inc., the subsidiary guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as Trustee.(26)

4.6	Form of 6.875% Senior Notes due 2032 and related Guarantee (included in Exhibit 4.5).(26)

4.7	Indenture for 6.750% Senior Notes due 2033, dated as of May 23, 2025, by and among DaVita Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.(7)

4.8	Form of 6.750% Senior Notes due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.7).(7)

4.9	Description of Securities.(20)

10.1	Credit Agreement, dated August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, Credit Agricole Corporate and Investment Bank, JPMorgan Chase Bank, N.A. and MUFG Bank Ltd., as co-syndication agents, Bank of America, N.A., Barclays Bank PLC, Credit Suisse Loan Funding LLC, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc. and Suntrust Bank, as co-documentation agents, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender.(16)

10.2	First Amendment, dated as of February 13, 2020, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender.(20)

10.3	Second Amendment, dated as of April 3, 2023, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender.(25)

10.4	Third Amendment, dated as of April 28, 2023, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender.(24)

10.5	Fourth Amendment, dated as of May 9, 2024, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender.(28)

10.6	Fifth Amendment, dated as of August 7, 2024, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender.(17)

10.7	Sixth Amendment, dated as of August 13, 2024, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender (including a conformed copy of the Credit Agreement, reflecting all amendments through the Sixth Amendment, attached as Annex A thereto).(26)

10.8	Seventh Amendment, dated as of July 17, 2025, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender (including a conformed copy of the Credit Agreement, reflecting all amendments through the Seventh Amendment, attached as Annex A thereto).(19)

10.9	Eighth Amendment, dated as of November 24, 2025, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and swingline lender (including a conformed copy of the Credit Agreement, reflecting all amendments through the Eighth Amendment, attached as Annex A thereto).(33)

10.10	Restated Standstill Agreement, dated February 9, 2022, by and between DaVita inc. and Berkshire Hathaway Inc.(27)

10.11	Share Repurchase Agreement, dated as of April 30, 2024, by and between DaVita Inc. and Berkshire Hathaway Inc.(29)

10.12	Employment Agreement, dated as of April 29, 2019, by and between Javier J. Rodriguez and DaVita Inc.(10)*

10.13	Employment Agreement, effective April 27, 2016, by and between DaVita HealthCare Partners Inc. and Kathleen A. Waters.(4)*

10.14	Employment Agreement, effective February 21, 2017, by and between DaVita Inc. and Joel Ackerman.(6)*

10.15	Employment Agreement, effective September 15, 2024, by and between DaVita Inc. and David Maughan.(31)*

10.16	Form of Indemnity Agreement.(8)*

10.17	Form of Indemnity Agreement.(5)*

10.18	DaVita Inc. Deferred Compensation Plan.(6)*

10.19	Amended and Restated Employee Stock Purchase Plan.(18)*

10.20	DaVita Inc. Severance Plan for Directors and Above.(3)*

10.21	DaVita Inc. Severance Plan for Section 16 Officers.✓*

10.22	DaVita Inc. Non-Employee Director Compensation Policy.(15)*

10.23	DaVita Inc. 2020 Incentive Award Plan.(21)*

10.24	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2020 Incentive Award Plan).(22)*

10.25	Form of Performance-Based Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).(22)*

10.26	Form of Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).(22)*

10.27	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2020 Incentive Award Plan).(25)*

10.28	Form of Performance-Based Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).(25)*

10.29	Form of Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).(25)*

10.30	Form of Performance-Based Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).(30)*

10.31	Form of Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).(30)*

10.32	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2020 Incentive Award Plan).(30)*

10.33	Form of Performance-Based Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).(32)*

10.34	Form of Restricted Stock Unit Agreement (DaVita Inc. 2020 Incentive Award Plan).(32)*

10.35	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2020 Incentive Award Plan).(32)*

19.1	DaVita Inc. Insider Trading Policy.(17)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita Inc. (Included on Page S-1).

31.1	Certification of the Chief Executive Officer, dated February 11, 2026, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 11, 2026, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 11, 2026, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 11, 2026, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

97.1	DaVita Inc. Dodd-Frank Policy on Recoupment of Incentive Compensation.(12)*

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document.✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.✓

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
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
(7)Filed on May 12, 2025 as an exhibit to the Company’s Current Report on Form 8-K.
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
(13)Filed on June 9, 2020 as an exhibit to the Company's Current Report on Form 8-K.
(14)Filed on September 24, 2018 as an exhibit to the Company’s Current Report on Form 8-K.
(15)Filed on February 22, 2023 as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
(16)Filed on August 14, 2019 as an exhibit to the Company’s Current Report on Form 8-K.
(17)Filed on February 13, 2025 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
(18)Filed on May 10, 2016 as an appendix to the Company's Proxy Statement on DEF 14A.
(19)Filed on July 17, 2025 as an exhibit to the Company’s Current Report on Form 8-K.
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
(31)Filed on September 13, 2024 as an exhibit to the Company's Current Report on Form 8-K.
(32)Filed on May 12, 2025 as an exhibit to the Company’s Quarterly Report on 10-Q for the quarter ended March 31, 2025.
(33)Filed on November 25, 2025 as an exhibit to the Company’s Current Report on Form 8-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 11, 2026.

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
S-1

Signature	Title	Date

/S/ JAVIER J. RODRIGUEZ	Chief Executive Officer and Director	February 11, 2026
Javier J. Rodriguez	(Principal Executive Officer)

/S/ JOEL ACKERMAN	Chief Financial Officer and Treasurer	February 11, 2026
Joel Ackerman	(Principal Financial Officer)

/S/ CHRISTOPHER M. BERRY	Chief Accounting Officer	February 11, 2026
Christopher M. Berry	(Principal Accounting Officer)

/S/ PAMELA M. ARWAY	Director	February 11, 2026
Pamela M. Arway

/S/ BARBARA J. DESOER	Director	February 11, 2026
Barbara J. Desoer

/S/ JASON M. HOLLAR	Director	February 11, 2026
Jason M. Hollar

/S/ GREGORY J. MOORE	Director	February 11, 2026
Gregory J. Moore

/S/ DENNIS W. PULLIN	Director	February 11, 2026
Dennis W. Pullin

/S/ ADAM H. SCHECHTER	Director	February 11, 2026
Adam H. Schechter

/S/ WENDY L. SCHOPPERT	Director	February 11, 2026
Wendy L. Schoppert

/S/ PHYLLIS R. YALE	Director	February 11, 2026
Phyllis R. Yale

S-2