Form 10-Q
period 2026-03-31
DAVITA INC.
filed 2026-05-05
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of May 5, 2026, the number of shares of the registrant’s common stock outstanding was approximately 64.2 million shares.

DAVITA INC.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended March 31,
	2026	2025
Dialysis patient service revenues	$3,272,797	$3,102,993
Other revenues	142,751	120,536
Total revenues	3,415,548	3,223,529
Operating expenses:
Patient care costs	2,342,257	2,239,660
General and administrative	421,914	374,090
Depreciation and amortization	177,829	176,451
Equity investment income, net	(8,344)	(5,609)
Total operating expenses	2,933,656	2,784,592
Operating income	481,892	438,937
Debt expense	(145,131)	(135,055)
Other income (loss), net	4,473	(17,549)
Income before income taxes	341,234	286,333
Income tax expense	66,199	54,117
Net income	275,035	232,216
Less: Net income attributable to noncontrolling interests	(77,505)	(69,299)
Net income attributable to DaVita Inc.	$197,530	$162,917

Earnings per share attributable to DaVita Inc.:
Basic net income	$2.93	$2.05
Diluted net income	$2.87	$2.00

Weighted average shares for earnings per share:
Basic shares	67,390	79,368
Diluted shares	68,875	81,275
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2026	2025
Net income	$275,035	$232,216
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on interest rate cap agreements:
Unrealized gains (losses)	5,154	(8,535)
Reclassifications of net realized losses into net income	2,877	1,507
Unrealized gains on foreign currency translation	27,793	90,856
Other comprehensive income	35,824	83,828
Total comprehensive income	310,859	316,044
Less: Comprehensive income attributable to noncontrolling interests	(77,505)	(69,299)
Comprehensive income attributable to DaVita Inc.	$233,354	$246,745
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$644,243	$676,438
Restricted cash and equivalents	82,160	81,309
Short-term investments	22,303	24,303
Accounts receivable	2,459,355	2,414,690
Inventories	141,613	160,627
Contract assets and other receivables	517,653	494,414
Prepaid and other current assets	159,576	156,285
Income tax receivable	35,780	49,937
Total current assets	4,062,683	4,058,003
Property and equipment, net of accumulated depreciation of $6,751,314 and $6,602,134, respectively	2,754,754	2,812,966
Operating lease right-of-use assets	2,396,698	2,397,179
Intangible assets, net of accumulated amortization of $36,748 and $37,751, respectively	229,020	222,125
Equity method and other investments	167,441	157,249
Long-term investments	39,469	40,966
Other long-term assets	266,987	246,520
Goodwill	7,582,313	7,545,095
	$17,499,365	$17,480,103
LIABILITIES AND EQUITY
Accounts payable	$691,256	$696,148
Other liabilities	799,377	893,024
Accrued compensation and benefits	708,037	793,478
Current portion of operating lease liabilities	432,219	425,484
Current portion of long-term debt	112,653	109,201
Income tax payable	37,417	24,359
Due to related party	86,500	199,940
Total current liabilities	2,867,459	3,141,634
Long-term operating lease liabilities	2,162,372	2,175,658
Long-term debt	10,513,597	10,163,988
Other long-term liabilities	88,853	83,516
Deferred income taxes	818,918	756,869
Total liabilities	16,451,199	16,321,665
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,524,505	1,532,166
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 69,190 shares issued and 66,185 outstanding at March 31, 2026, respectively, and 68,549 shares issued and outstanding at December 31, 2025)	69	69
Additional paid-in capital	—	—
Accumulated deficit	(179,242)	(328,428)
Treasury stock (3,005 and zero shares, respectively)	(489,364)	(199,940)
Accumulated other comprehensive loss	(86,959)	(122,783)
Total DaVita Inc. shareholders' equity deficit	(755,496)	(651,082)
Noncontrolling interests not subject to put provisions	279,157	277,354
Total equity deficit	(476,339)	(373,728)
	$17,499,365	$17,480,103
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$275,035	$232,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,829	176,451
Stock-based compensation expense	28,160	29,759
Deferred income taxes	54,798	4,335
Equity investment (income) loss, net	(30)	20,262
Other non-cash losses, net	6,706	7,137
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(29,751)	(155,276)
Inventories	20,277	(14,772)
Other current assets	(22,772)	(41,087)
Other long-term assets	(2,571)	13,026
Accounts payable	(23,774)	46,195
Accrued compensation and benefits	(88,343)	(128,194)
Other current liabilities	(96,903)	(39,394)
Income taxes	27,125	39,829
Other long-term liabilities	(4,955)	(10,478)
Net cash provided by operating activities	320,831	180,009
Cash flows from investing activities:
Additions of property and equipment	(102,018)	(143,258)
Acquisitions	(33,924)	(10,243)
Proceeds from asset and business sales	3,721	10,674
Purchase of debt investments held-to-maturity	(290)	(26,894)
Purchase of other debt and equity investments	(9,655)	(2,471)
Proceeds from debt investments held-to-maturity	942	3,080
Proceeds from sale of other debt and equity investments	4,332	5,662
Purchase of equity method investments	(2,308)	—
Distributions from equity method investments	109	1,312
Net cash used in investing activities	(139,091)	(162,138)
Cash flows from financing activities:
Borrowings	1,263,179	633,189
Payments on long-term debt	(917,087)	(345,965)
Deferred and debt related financing costs	(2,882)	(6,411)
Purchase of treasury stock from related party	(199,940)	(31,684)
Other purchases of treasury stock	(196,371)	(510,161)
Distributions to noncontrolling interests	(85,440)	(93,022)
Net proceeds from issuance of common stock under employee stock plans	2,386	4,937
Payment of tax withholdings on net share settlements of equity awards	(63,155)	(30,214)
Contributions from noncontrolling interests	4,049	2,169
Purchases of noncontrolling interests	(18,082)	(5,378)
Net cash used in financing activities	(213,343)	(382,540)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	259	9,417
Net decrease in cash, cash equivalents and restricted cash	(31,344)	(355,252)
Cash, cash equivalents and restricted cash at beginning of the year	757,747	879,825
Cash, cash equivalents and restricted cash at end of the period	$726,403	$524,573
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended March 31, 2026
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity deficit								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2025	$1,532,166	68,549	$69	$—	$(328,428)	—	$(199,940)	$(122,783)	$(651,082)	$277,354
Comprehensive income:
Net income	50,138				197,530				197,530	27,367
Other comprehensive income								35,824	35,824
Stock award plan		641		(27,234)	(35,921)				(63,155)
Stock-settled stock-based compensation expense				26,606					26,606
Changes in noncontrolling interest from:
Distributions	(55,685)									(29,755)
Contributions	2,504									1,545
Acquisitions and divestitures										2,646
Partial purchases	(13,042)			628	(3,999)				(3,371)
Fair value remeasurements	8,424				(8,424)				(8,424)
Purchase of treasury stock						(3,005)	(402,864)		(402,864)
Share purchase obligation							113,440		113,440
Balance at March 31, 2026	$1,524,505	69,190	$69	$—	$(179,242)	(3,005)	$(489,364)	$(86,959)	$(755,496)	$279,157

	Three months ended March 31, 2025
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity (deficit)								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss	Total
		Shares	Amount			Shares	Amount
Balance at December 31, 2024	$1,695,483	90,369	$90	$286,270	$1,534,630	(9,833)	$(1,389,072)	$(310,796)	$121,122	$274,746
Comprehensive income:
Net income	45,230				162,917				162,917	24,069
Other comprehensive Income								83,828	83,828
Stock award plan		401	1	(30,165)					(30,164)
Stock-settled stock-based compensation expense				29,369					29,369
Changes in noncontrolling interest from:
Distributions	(61,321)									(31,701)
Contributions	1,951									218
Acquisitions and divestitures	4,354			682					682	(6,783)
Partial purchases	(5,865)
Fair value remeasurements	(13,311)			13,311					13,311
Purchase of treasury stock						(3,660)	(550,222)		(550,222)
Share purchase Obligation							(97,944)		(97,944)
Balance at March 31, 2025	$1,666,521	90,770	$91	$299,467	$1,697,547	(13,493)	$(2,037,238)	$(226,968)	$(267,101)	$260,549
See notes to condensed consolidated financial statements.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

Unless otherwise indicated in this Quarterly Report on Form 10-Q, "the Company", "we", "us", "our" and similar terms refer to DaVita Inc. and its consolidated subsidiaries.
1.     Condensed consolidated interim financial statements
The unaudited condensed consolidated interim financial statements included in this report are prepared by the Company. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies, and noncontrolling interests subject to put provisions. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, certain fair value estimates, accounting for income taxes, and loss contingencies. The results of operations reflected in these interim financial statements may not necessarily be indicative of annual operating results. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (2025 10-K). Prior period classifications conform to the current period presentation.
2.     Revenue recognition
The following tables summarize the Company's segment revenues by primary payor source:

	Three months ended March 31, 2026			Three months ended March 31, 2025
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,675,413	$	$1,675,413	$1,609,018	$	$1,609,018
Medicaid and Managed Medicaid	212,830		212,830	206,509		206,509
Other government	92,940	248,179	341,119	76,746	209,747	286,493
Commercial	954,243	109,664	1,063,907	924,888	87,819	1,012,707
Other revenues:
Medicare and Medicare Advantage		108,506	108,506		98,954	98,954
Medicaid and Managed Medicaid		—	—		2	2
Commercial		3,648	3,648		2,701	2,701
Other(1)	6,275	27,610	33,885	6,008	15,599	21,607
Eliminations of intersegment revenues	(20,472)	(3,288)	(23,760)	(11,734)	(2,728)	(14,462)
Total	$2,921,229	$494,319	$3,415,548	$2,811,435	$412,094	$3,223,529

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
Measurements of revenue for the Company's integrated kidney care (IKC) risk-based arrangements are complex, sensitive to a number of key inputs, and require meaningful estimates for a number of factors, including but not limited to member alignment data, third-party medical claims expense, outcomes on various quality metrics, and ultimate risk adjustment factor scores. Information and other measurement limitations on these factors may constrain revenue recognition for a risk-based arrangement until a period after the Company's performance obligations have been met. For its IKC business, the Company recognized revenues for performance obligations satisfied in previous years of $35,477 and $28,463 during the three months ended March 31, 2026 and 2025, respectively. The delay in recognition of these amounts resulted predominantly from measurement limitations and recognition constraints on the Company's value-based care contracts with health plans, many of

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

which are complex. Recognition of revenue from the Company's government Comprehensive Kidney Care Contracting program also has certain constraints for plan years 2025 and 2026.
Customer contract assets. The carrying value of customer contract assets, which are included in contract assets and other receivables and other long-term assets on the Company’s consolidated balance sheet, was $354,329 and $310,541 as of March 31, 2026 and December 31, 2025, respectively.
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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended March 31,
	2026	2025
Net income attributable to DaVita Inc.	$197,530	$162,917
Weighted average shares outstanding:
Basic shares	67,390	79,368
Assumed incremental from stock plans	1,485	1,907
Diluted shares	68,875	81,275
Basic net income per share attributable to DaVita Inc.	$2.93	$2.05
Diluted net income per share attributable to DaVita Inc.	$2.87	$2.00

Anti-dilutive stock-settled awards excluded from calculation(1)	392	187

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
4.     Short-term and long-term investments
The Company’s short-term and long-term investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	March 31, 2026			December 31, 2025
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit, bonds and other	$23,915	$—	$23,915	$24,320	$—	$24,320
Investments in mutual funds	—	37,857	37,857	—	40,949	40,949
	$23,915	$37,857	$61,772	$24,320	$40,949	$65,269
Short-term investments	$19,403	$2,900	$22,303	$19,903	$4,400	$24,303
Long-term investments	4,512	34,957	39,469	4,417	36,549	40,966
	$23,915	$37,857	$61,772	$24,320	$40,949	$65,269

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

5.     Goodwill
Changes in the carrying value of goodwill by reportable segment were as follows:

	U.S. dialysis	Other — Ancillary services	Consolidated
Balance at December 31, 2024	$6,517,220	$857,996	$7,375,216
Acquisitions	10,396	61,288	71,684
Foreign currency and other adjustments	—	98,195	98,195
Balance at December 31, 2025	6,527,616	1,017,479	7,545,095
Acquisitions	21,098	9,542	30,640
Foreign currency and other adjustments	—	6,578	6,578
Balance at March 31, 2026	$6,548,714	$1,033,599	$7,582,313

Balance at March 31, 2026:
Goodwill	$6,548,714	$1,187,860	$7,736,574
Accumulated impairment charges	—	(154,261)	(154,261)
	$6,548,714	$1,033,599	$7,582,313
The Company did not recognize any goodwill impairment charges during the three months ended March 31, 2026 and 2025.
None of the Company's various reporting units were considered at risk of significant goodwill impairment as of March 31, 2026.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

6.     Long-term debt
Long-term debt comprised the following:

				As of March 31, 2026
	March 31, 2026	December 31, 2025	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A-2(2)	$1,987,500	$2,000,000	11/24/2030	SOFR + 1.50%	$1,982,531
Term Loan B-2	1,863,864	1,868,559	5/9/2031	SOFR + 1.75%	$1,866,194
Revolving line of credit(2)	375,000	—	11/24/2030	SOFR + 1.50%	$375,000
Senior Notes:
4.625% Senior Notes	2,750,000	2,750,000	6/1/2030	4.625%	$2,640,000
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,372,500
6.875% Senior Notes	1,000,000	1,000,000	9/1/2032	6.875%	$1,020,000
6.75% Senior Notes	1,000,000	1,000,000	7/15/2033	6.75%	$1,015,000
Acquisition obligations and other notes payable(3)	41,181	40,904	2026-2038	4.73%	$41,181
Financing lease obligations(4)	176,784	185,120	2027-2039	4.37%
Total debt principal outstanding	10,694,329	10,344,583
Discount, premium and deferred financing costs	(68,079)	(71,394)
	10,626,250	10,273,189
Less current portion	(112,653)	(109,201)
	$10,513,597	$10,163,988

(1)See Note 11 for discussion of the Company's fair value estimates.
(2)Outstanding Term Loan A-2 and revolving line of credit balances are due on November 24, 2030, unless any of the 4.625% senior notes due 2030 (the 4.625% Senior Notes) remain outstanding 91 days prior to the 4.625% Senior Notes maturity date, in which case the outstanding Term Loan A-2 and revolving line of credit balances become due at that 91 day date (March 2, 2030).
(3)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and variable interest rate components in effect as of March 31, 2026.
(4)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.
During the first three months of 2026, the Company made regularly scheduled principal payments under its senior secured credit facilities totaling $12,500 on Term Loan A-2 and $4,695 on Term Loan B-2.
As of March 31, 2026, the effective portion of the Company's interest rate cap agreements, as detailed in the table below, have the economic effect of capping the Company's maximum exposure to SOFR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-2 and a portion of Term Loan A-2. The remaining $351,364 outstanding principal balance of Term Loan A-2 and $375,000 balance outstanding on the revolving line of credit are subject to SOFR-based interest rate volatility. These cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.
During the first quarter of 2026, the Company entered into several forward interest rate cap agreements, detailed in the table below, that have the economic effect of capping the Company's exposure to SOFR variable interest rate changes on specific portions of the Company's floating rate debt (2026 cap agreements). These 2026 cap agreements are designated as cash flow hedges and, as a result, changes in their fair values will be reported in other comprehensive income. These 2026 cap agreements do not contain credit-risk contingent features and become effective and expire as described in the table below.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s interest rate cap agreements outstanding as of March 31, 2026:

Year cap agreements executed	Initial notional amount	SOFR maximum rate	Approximate effective date	Maturity date	Notional amount effective through December 31
					2026	2027	2028	2029
2023	$500,000	4.50%	6/30/2024	12/31/2026	$500,000
2023	$750,000	4.00%	12/31/2024	12/31/2026	$500,000
2024	$1,750,000	4.50%(1)	12/31/2025	12/31/2027	$1,750,000	$1,000,000
2024	$750,000	4.00%(2)	12/31/2025	12/31/2027	$750,000	$500,000
2025	$1,000,000	4.50%(3)	12/31/2026	12/31/2028		$1,000,000	$750,000
2025	$1,000,000	4.25%(4)	12/31/2026	12/31/2028		$1,000,000	$1,000,000
2025	$1,750,000	4.25%	12/31/2027	12/31/2028			$1,750,000
2025	$1,000,000	4.50%	12/31/2028	12/31/2029				$1,000,000
2026	$750,000	4.75%	12/31/2028	12/31/2029				$750,000
Total notional coverage					$3,500,000	$3,500,000	$3,500,000	$1,750,000
Weighted average strike rate					4.32%	4.46%	4.43%	4.61%

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
See Note 9 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense (offset) related to the Company’s interest rate cap agreements for the three months ended March 31, 2026 and 2025. See Note 11 for discussion of the Company's fair value estimates.
As a result of the variable rate cap from the Company's 2023 interest rate cap agreements, the Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the first quarter of 2026 was 5.79%, based on the current margins in effect for its senior secured credit facilities as of March 31, 2026, as detailed in the table above.
The Company’s weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, premium and deferred financing costs was 5.44% and 5.65% as of March 31, 2026 and March 31, 2025, respectively.
As of March 31, 2026, the Company had $1,125,000 available and $375,000 drawn on its $1,500,000 revolving line of credit under its senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding under the facility, of which there were none as of March 31, 2026. The Company also had letters of credit of approximately $206,716 outstanding under a separate bilateral secured letter of credit facility as of March 31, 2026.
7.    Commitments and contingencies
The Company operates in a highly regulated industry and is a party to, or has the potential to be a party to, various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of March 31, 2026 and December 31, 2025, each of the Company’s recorded accruals with respect to legal proceedings and regulatory matters were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
Other commitments
On February 2, 2026, the Company signed a definitive agreement to acquire a noncontrolling minority interest in Elara Caring, a leading national provider of skilled home health, hospice, behavioral health, and personal care services for approximately $200,000. The closing of the transaction is subject to customary closing conditions, including receipt of regulatory approvals, and is expected to occur mid-year 2026.
8.    Shareholders' equity
Stock-based compensation
During the three months ended March 31, 2026, the Company granted 628 stock-settled restricted and performance stock units with an aggregate grant-date fair value of $96,970. Additionally, the Company granted 98 stock-settled stock appreciation rights with an aggregate grant-date fair value of $5,460.
As of March 31, 2026, the Company had $184,269 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.4 years.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Share repurchases
The following table summarizes the Company's common stock repurchases during the three months ended March 31, 2026:

	Three months ended March 31, 2026
	Shares repurchased	Amount paid(1)	Average amount(2)
Open market repurchases:	1,346	$202,924	$149.90
Berkshire repurchases:	1,658	199,940	$120.56
Total repurchases:	3,005	$402,864	$133.70

(1)Includes commissions and excise tax, as applicable. The excise tax is recorded as part of the cost basis of treasury shares repurchased and, as such, is included in stockholders’ equity.
(2)Excludes commissions and excise tax.
Subsequent to March 31, 2026 through May 5, 2026, the Company repurchased 2,007 shares of its common stock for $301,811 at an average price paid of $149.81 per share, inclusive of the shares repurchased from Berkshire Hathaway Inc. as discussed below.
The Company is authorized to make share repurchases pursuant to prior Board authorizations. This authorization allows the Company to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of May 5, 2026, the Company has a total of $1,455,685, excluding excise taxes, available under current authorizations for additional share repurchases. Although these share repurchase authorizations do not have an expiration date, the Company remains subject to share repurchase limitations, including under the terms of its senior secured credit facilities.
Berkshire share repurchase agreement
Pursuant to the April 30, 2024 share repurchase agreement with Berkshire Hathaway Inc. on behalf of itself and its affiliates (collectively, Berkshire), the Company had a repurchase obligation at March 31, 2026 to purchase shares from Berkshire for $86,500 in the aggregate, recorded as a payable and classified as due to related party on the Company's consolidated balance sheet. Subsequent to March 31, 2026, as the Company continued open market share repurchases, the obligation to Berkshire increased. On May 1, 2026, the Company settled the Berkshire repurchase obligation in total for 1,220 shares of common stock for $182,865, at an average price paid of $149.84 per share.
See Note 18 to the Company's consolidated financial statements included in the 2025 10-K for further discussion of the Company’s relationship with Berkshire and the share repurchase agreement.
9.     Accumulated other comprehensive loss

	Three months ended March 31, 2026			Three months ended March 31, 2025
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Defined benefit pension plan	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$(22,398)	$(100,385)	$(122,783)	$(8,557)	$46	$(302,285)	$(310,796)
Unrealized gains (losses)	6,867	27,793	34,660	(11,373)	—	90,856	79,483
Related income tax	(1,713)	—	(1,713)	2,838	—	—	2,838
	5,154	27,793	32,947	(8,535)	—	90,856	82,321
Reclassification into net income	3,834	—	3,834	2,009	—	—	2,009
Related income tax	(957)	—	(957)	(502)	—	—	(502)
	2,877	—	2,877	1,507	—	—	1,507
Ending balance	$(14,367)	$(72,592)	$(86,959)	$(15,585)	$46	$(211,429)	$(226,968)

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The interest rate cap agreement net realized losses reclassified into net income are recorded as debt expense in the corresponding consolidated statements of income. See Note 6 for further details.
10.    Variable interest entities (VIEs)
At March 31, 2026, these condensed consolidated financial statements include total assets of VIEs of $602,328 and total liabilities and noncontrolling interests of VIEs to third parties of $228,092. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 22 to the Company's consolidated financial statements included in the 2025 10-K.
11.    Fair values of financial instruments
The Company measures the fair value of certain assets and noncontrolling interests subject to put provisions (redeemable equity interests classified as temporary equity) based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, temporary equity and commitments. The Company has also classified assets and temporary equities that are measured at fair value on a recurring basis into the appropriate fair value hierarchy levels as defined by the Financial Accounting Standards Board (FASB).
The following table summarizes the Company’s assets and temporary equities measured at fair value on a recurring basis as of March 31, 2026:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Investments in equity securities	$37,857	$37,857
Interest rate cap agreements	$21,305		$21,305
Temporary equity:
Noncontrolling interests subject to put provisions	$1,524,505			$1,524,505
Investments in equity securities represent investments in various open-ended registered investment companies (mutual funds) and are recorded at fair value estimated based on reported market prices or redemption prices, as applicable. See Note 4 for further discussion.
Interest rate cap agreements, which are classified in other long-term assets on the Company's consolidated balance sheet, are recorded at fair value estimated from valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate cap agreements would be materially different from the fair value estimates currently reported. See Note 6 for further discussion.
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of March 31, 2026, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $225,000. See Notes 16 and 23 to the Company's consolidated financial statements included in the 2025 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations. For a reconciliation of changes in noncontrolling interests subject to put provisions for the three months ended March 31, 2026, see the consolidated statements of equity.
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
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, investments in debt securities, accounts payable, other accrued liabilities and lease liabilities. The balances of financial instruments other than lease liabilities are presented in these condensed consolidated financial statements at March 31, 2026 at their approximate fair values due to the short-term nature of their settlements.
12.    Segment reporting
The Company’s separate operating segments include its U.S. dialysis and related lab services business (its U.S. dialysis business), its U.S. integrated kidney care business, its U.S. other ancillary services and its operations in each foreign jurisdiction (collectively, its ancillary services). The Company also maintains a corporate administrative support function.
The Company’s operating segments have been defined based on the separate financial information that is regularly produced and reviewed by the Company’s chief operating decision maker, its Chief Executive Officer, in making decisions about allocating resources to and assessing the financial performance of the Company’s various operating lines of business. The chief operating decision maker does not review total assets by segment to make decisions regarding resources; therefore, the total assets by segment disclosure has not been included.
Currently, the U.S. dialysis and related lab services business qualifies as a separately reportable segment, and all other operating segments have been combined and disclosed in the other segments category. See Note 24 to the Company's consolidated financial statements included in the 2025 10-K for further description of how the Company determines and measures results for its operating segments.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin, and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended March 31,
	2026	2025
Segment revenues:
U.S. dialysis
Patient service revenues:
External sources	$2,914,954	$2,805,427
Intersegment revenues	20,472	11,734
U.S. dialysis patient service revenues	2,935,426	2,817,161
Other revenues
External sources	6,275	6,008
Total U.S. dialysis revenues	2,941,701	2,823,169
Other—Ancillary services
Patient service revenues	357,843	297,566
Other external sources	136,476	114,528
Intersegment revenues	3,288	2,728
Total ancillary services	497,607	414,822
Total net segment revenues	3,439,308	3,237,991
Elimination of intersegment revenues	(23,760)	(14,462)
Consolidated revenues	$3,415,548	$3,223,529
Significant segment expenses:
U.S. dialysis
Patient care costs	$1,969,056	$1,913,428
General and administrative	319,772	282,679
Depreciation and amortization	155,170	156,899
Other segment items(1)	(8,264)	(5,609)
U.S. dialysis segment expenses	2,435,734	2,347,397
Segment operating margin:
U.S. dialysis	505,967	475,772
Other—Ancillary services(2)	5,832	(2,809)
Total segment operating margin	511,799	472,963
Reconciliation of segment operating income to consolidated income before income taxes:
Corporate administrative support	(29,907)	(34,026)
Consolidated operating income	481,892	438,937
Debt expense	(145,131)	(135,055)
Other income (loss), net	4,473	(17,549)
Income from continuing operations before income taxes	$341,234	$286,333

(1)Other segment items for the Company's U.S. dialysis segment include equity income from nonconsolidated joint ventures for all periods presented.
(2)Includes depreciation and amortization of $22,659 and $19,552 for the three months ended March 31, 2026 and 2025, respectively.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Expenditures for property and equipment by reportable segment were as follows:

	Three months ended March 31,
	2026	2025
U.S. dialysis	$88,441	$113,591
Other—Ancillary services	13,577	29,667
	$102,018	$143,258

13.    New accounting standards
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, statements about our balance sheet and liquidity, our expenses, revenues, billings and collections, patient census, the impact of the cybersecurity incident experienced by the Company in 2025 (cyber incident), the impact of the One Big Beautiful Bill Act (OBBBA) and federal government policy changes or shutdowns on our business, including with respect to federal funding and reimbursement rates of Medicare, Medicare Advantage (MA), Medicaid and other government programs, availability or cost of supplies, including without limitation the impact of evolving trade policies and tariffs and any reduction in clinical and other supplies due to any disruptions experienced by third party vendors, including with respect to our ability to provide home dialysis services, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, including potential impacts to such mix as a result of U.S. administration policies, current macroeconomic, marketplace and labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, capital allocation plans, expenses, cost saving initiatives, other strategic initiatives, use of contract labor, government and commercial payment rates, expectations related to value-based care (VBC), integrated kidney care (IKC), MA plan enrollment and our international operations, expectations regarding increased competition and marketplace changes, including those related to new or potential entrants in the dialysis and pre-dialysis marketplace and the potential impact of innovative technologies, drugs, or other treatments on the dialysis industry, and expectations regarding our share repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," "could," "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•external conditions, including those related to general economic, political and global health conditions, including without limitation, the impact of global events and political or governmental volatility, including in the Middle East; the impact of the domestic political environment and related developments on the current healthcare marketplace, our patients and on our business; the impact of infectious diseases or other adverse conditions on our financial condition, the chronic kidney disease population and our patient population; supply chain challenges and disruptions, including without limitation with respect to certain key services, critical clinical supplies and equipment we obtain from third parties, and including any impacts on our supply chain and cost of supplies as a result of global events, natural disasters or evolving trade policies, including tariffs; the impact on our patients and industry of continued increased competition from dialysis providers and others, including new or potential entrants in the dialysis and pre-dialysis marketplace; the impact of new or innovative technologies, drugs, or other treatments, including our ability to successfully implement new technologies, treatments or therapies in our business such as those related to middle molecule toxin clearance; elevated teammate turnover or labor costs; and our ability to respond to challenging U.S. and global economic and marketplace conditions, including, among other things, our ability to successfully identify cost saving opportunities;
•the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates; our ability to negotiate and maintain contracts with these payors on competitive terms or at all; a reduction in the number or percentage of our patients under commercial plans, including, without limitation, as a result of healthcare, immigration or other policies implemented by the U.S. administration, continuing legislative efforts to restrict or prohibit the use and/or availability of charitable premium assistance, or as a result of payors implementing restrictive plan designs or resulting from negotiations with large commercial payors that we have in the past, and currently are, conducting on a concurrent basis;
•risks arising from laws, regulations or requirements applicable to us or changes thereto, including, without limitation, OBBBA and those related to trade policy, healthcare, privacy, antitrust matters, and acquisition, merger, joint venture or similar transactions and/or labor matters, and potential impacts of changes in interpretation or enforcement thereof or related litigation impacting, among other things, coverage or reimbursement rates for our services or the number of patients enrolled in or that select higher-paying commercial plans, and the risk that we make incorrect assumptions about how our patients will respond to any such developments;

•our ability to successfully implement our strategies with respect to IKC and VBC initiatives that may be impacted by, among other things, changes to the Comprehensive Kidney Care Contracting model and home based dialysis in the desired time frame and in a complex, dynamic and highly regulated environment;
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
•our ability to successfully maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely and our ability to successfully adopt or adapt to new technologies, treatments or therapies, including technologies that utilize artificial intelligence;
•legal and compliance risks, such as compliance with complex, and at times, evolving government regulations and requirements, and with additional laws that may apply to our operations as we expand geographically or enter into new lines of business;
•noncompliance by us or our business associates with any privacy or security laws or any security breach by us or a third party, such as the cyber incident, including, among other things, any such non-compliance or breach involving the misappropriation, loss or other unauthorized use or disclosure of confidential information;
•our ability to attract, retain and motivate teammates, including key leadership personnel, our ability to manage potential disruptions to our business and operations, including potential work stoppages, and our ability to manage operating cost increases or productivity decreases that may be related to political unrest, legislative or other changes, union organizing activities, or volatility and uncertainty in the current challenging and highly competitive labor market that has experienced an ongoing nationwide shortage of skilled clinical personnel, among other things;
•changes in practice patterns, pricing, or reimbursement and payment policies or processes related to pharmaceuticals, medical equipment or supplies, including with respect to oral phosphate binders, among other things;
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
•the variability of our cash flows, including, without limitation, any extended billing or collections cycles that may be due to, among other things, defects or operational issues in our billing systems such as those experienced during the cyber incident, or defects or operational issues in the billing systems or services of third parties on which we rely; the risk that we may not be able to generate or access sufficient cash in the future to service our indebtedness or to fund our other liquidity needs;
•the effects on us or others of natural or other disasters, public health crises or severe adverse weather events such as hurricanes, earthquakes, fires or flooding;
•factors that may impact our ability to repurchase stock under our share repurchase program and the timing of any such stock repurchases, as well as any use by us of a considerable amount of available funds to repurchase stock;
•our goals and disclosures related to sustainability matters, including, among other things, evolving regulatory requirements affecting environmental, social and governance standards, measurements and reporting requirements; and
•the other risk factors, trends and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 10-K), and the risks and uncertainties discussed in any subsequent reports that we file or furnish with the Securities and Exchange Commission (SEC) from time to time.
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
General Economic, Political and Global Health Conditions
We continue to be impacted by external conditions, including, but not limited to, those related to general economic, political and global health conditions and changing population or demographic trends. These conditions can impact our business in a variety of ways, including, among other things, by affecting our patient census, treatment volumes, revenues, results of operations and operating and other costs. Certain of these impacts could be further intensified by global events such as the ongoing conflicts in the Middle East and Ukraine that have continued to drive sociopolitical, geopolitical and economic uncertainty; severe weather events and other natural disasters; the impact of healthcare, immigration, trade and other policies implemented by the U.S. administration; and the impact of federal government shutdowns. These conditions are generally outside of our control, cannot reasonably be predicted and are interrelated or have interdependent complex consequences. As a result, the ultimate impact of these conditions on our business over time will depend on a myriad of future developments and is highly uncertain and difficult to predict. For additional discussion of general economic, marketplace and global health conditions that could impact our business, see Part I Item 1. "Business" and Part I Item 1A. "Risk Factors" in our 2025 10-K.
In the first quarter of 2026, treatment per day volumes were flat compared to the fourth quarter of 2025. Total treatment volumes in the first quarter were ahead of expectations due to, among other things, better than expected patient census that was primarily driven by lower than expected mortality and higher patient transfers partially offset by lower than expected new admissions. Mortality levels over time may be influenced by a number of factors, among other things, the impact of infectious diseases on our patient population and the availability and use of vaccines, treatments and therapies. Changes in these mortality rates, particularly in the ESKD and CKD populations, may in turn impact admission rates, treatment volumes, future revenues and non-acquired growth, among other things, and the magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows. For additional detail on these risks, see the discussion in Part I Item 1A. "Risk Factors" of our 2025 10-K.
Global economic conditions and political and regulatory developments, including, among other things, ongoing inflationary pressures and U.S. administration policies have increased, and may continue to increase, our expenses. For example, staffing and labor costs have increased during the year, due to, among other factors, the continuation of inflationary conditions. While the cumulative impact of any increased staffing, labor, and supply costs and other expenses could be material, we have seen lower than expected labor-related costs due to, among other things, productivity improvements and we expect these efficiencies to continue throughout the year. Our industry has also experienced increased union organizing activities. For example, union petitions have been filed at a number of our clinics in California. While we have won some elections, we are in different stages of the voting process and have been subject to legal challenges. For additional details on the risks related to rising labor costs and union organizing activities, see the discussion in Part I Item 1A. "Risk Factors" of our 2025 10-K under the headings, "Our business is labor intensive..." and "Global health conditions, changing population or demographic trends, severe weather events or natural disasters and general economic and political conditions..."
We believe that the aforementioned developments and general economic, political and global health conditions will continue to impact the Company in the future. Their ultimate impact depends on future developments that are highly uncertain and difficult to predict.

Financial Results
The discussion below includes analysis of our financial condition and results of operations for the three months ended March 31, 2026 compared to the three months ended December 31, 2025, and the year-to-date periods for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Consolidated results of operations
The following tables summarize our revenues, operating income (loss) and adjusted operating income (loss) by line of business. See the discussion of our results for each line of business following the tables. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Three months ended		Q1 2026 vs. Q4 2025
	March 31, 2026	December 31, 2025	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,942	$3,076	$(134)	(4.4)%
Other — Ancillary services	498	567	(69)	(12.2)%
Elimination of intersegment revenues	(24)	(23)	(1)	(4.3)%
Total consolidated revenues	$3,416	$3,620	$(204)	(5.6)%

Operating income (loss):
U.S. dialysis	$506	$556	$(50)	(9.0)%
Other — Ancillary services	6	37	(31)	(83.8)%
Corporate administrative support	(30)	(32)	2	6.3%
Operating income	$482	$561	$(79)	(14.1)%

Adjusted operating income (loss)(1):
U.S. dialysis	$506	$556	$(50)	(9.0)%
Other — Ancillary services	6	62	(56)	(90.3)%
Corporate administrative support	(30)	(32)	2	6.3%
Adjusted operating income	$482	$586	$(104)	(17.7)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.

	Three months ended		YTD Q1 2026 vs. YTD Q1 2025
	March 31, 2026	March 31, 2025	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$2,942	$2,823	$119	4.2%
Other — Ancillary services	498	415	83	20.0%
Elimination of intersegment revenues	(24)	(14)	(10)	(71.4)%
Total consolidated revenues	$3,416	$3,224	$192	6.0%

Operating income (loss):
U.S. dialysis	$506	$476	$30	6.3%
Other — Ancillary services	6	(3)	9	300.0%
Corporate administrative support	(30)	(34)	4	11.8%
Operating income	$482	$439	$43	9.8%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

U.S. dialysis results of operations
Treatment volume:

	Three months ended		Q1 2026 vs. Q4 2025
	March 31, 2026	December 31, 2025	Amount	Percent
Dialysis treatments	7,029,525	7,264,520	(234,995)	(3.2)%
Average treatments per day	91,650	91,608	42	—%
Treatment days	76.7	79.3	(2.6)	(3.3)%
Average treatments per normalized day	91,889	91,378	511	0.6%
Number of normalized treatment days(1)	76.5	79.5	(3.0)	(3.8)%
Normalized non-acquired treatment growth(2)	0.1%	(0.6)%
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

	Three months ended		YTD Q1 2026 vs. YTD Q1 2025
	March 31, 2026	March 31, 2025	Amount	Percent
Dialysis treatments	7,029,525	7,040,519	(10,994)	(0.2)%
Average treatments per day	91,650	91,793	(143)	(0.2)%
Treatment days	76.7	76.7	—	—%
Average treatments per normalized day	91,889	91,554	335	0.4%
Number of normalized treatment days(1)	76.5	76.9	(0.4)	(0.5)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)Normalized treatment days reflect treatment days adjusted to normalize for the mix of days of the week in a given quarter.
Our U.S. dialysis operating revenues and expenses are directly driven by treatment volume. The decrease in our U.S. dialysis treatments for the first quarter of 2026 from the fourth quarter of 2025 was primarily driven by a decrease in treatment days, partially offset by increased patient count. The decrease in our U.S. dialysis treatments for the three months ended March 31, 2026 from the three months ended March 31, 2025 was primarily driven by a decline in average treatments per day due to mix of treatments days.

Revenues:

	Three months ended		Q1 2026 vs. Q4 2025
	March 31, 2026	December 31, 2025	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,942	$3,076	$(134)	(4.4)%
Average patient service revenue per treatment	$417.59	$422.60	$(5.01)	(1.2)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Three months ended		YTD Q1 2026 vs. YTD Q1 2025
	March 31, 2026	March 31, 2025	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$2,942	$2,823	$119	4.2%
Average patient service revenue per treatment	$417.59	$400.14	$17.45	4.4%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
U.S. dialysis average patient service revenue per treatment for the first quarter of 2026 compared to the fourth quarter of 2025 decreased driven by a seasonal decline from co-insurance and deductibles and other normal fluctuations, partially offset by increases in average reimbursement rates, including Medicare base rate and other annual rate increases.
U.S. dialysis average patient service revenue per treatment for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025 primarily driven by an increase in average reimbursement rates from normal annual increases, including Medicare base rate, and other normal fluctuations.
Operating expenses and charges:

	Three months ended		Q1 2026 vs. Q4 2025
	March 31, 2026	December 31, 2025	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,969	$2,031	$(62)	(3.1)%
General and administrative	320	336	(16)	(4.8)%
Depreciation and amortization	155	163	(8)	(4.9)%
Equity investment income	(8)	(10)	2	20.0%
Total operating expenses and charges	$2,436	$2,521	$(85)	(3.4)%
Patient care costs per treatment	$280.11	$279.60	$0.51	0.2%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Three months ended		YTD Q1 2026 vs. YTD Q1 2025
	March 31, 2026	March 31, 2025	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$1,969	$1,913	$56	2.9%
General and administrative	320	283	37	13.1%
Depreciation and amortization	155	157	(2)	(1.3)%
Equity investment income	(8)	(6)	(2)	(33.3)%
Total operating expenses and charges	$2,436	$2,347	$89	3.8%
Patient care costs per treatment	$280.11	$271.77	$8.34	3.1%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
Patient care costs. U.S. dialysis patient care costs per treatment for the first quarter of 2026 increased from the fourth quarter of 2025 primarily due to increased compensation expense, including increased wage rates, as well as increased insurance costs. These increases were partially offset by decreases in health benefits expense and pharmaceutical costs.

U.S. dialysis patient care costs per treatment for the three months ended March 31, 2026 increased from the three months ended March 31, 2025 primarily due to increased compensation expenses, including increased wage rates, as well as increases in insurance costs and medical supplies expense.
General and administrative expenses. U.S. dialysis general and administrative expenses in the first quarter of 2026 decreased from the fourth quarter of 2025 primarily due to decreased professional fees and health benefits expense, partially offset by increased compensation expenses.
U.S. dialysis general and administrative expenses for the three months ended March 31, 2026 increased from the three months ended March 31, 2025 due to increases in IT-related costs and compensation expenses, including increased wage rates.
Depreciation and amortization. Depreciation and amortization expense is directly impacted by the number of our dialysis centers and the information technology that we develop and acquire. U.S. dialysis depreciation and amortization expenses in the first quarter of 2026 decreased compared to the fourth quarter of 2025 primarily due to higher depreciation expense in the fourth quarter for certain leasehold improvements.
U.S. dialysis depreciation and amortization expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 decreased primarily due to fully depreciated assets.
Equity investment income. U.S. dialysis equity investment income for the first quarter of 2026 decreased compared to the fourth quarter of 2025 due to decreased profitability at certain nonconsolidated dialysis partnerships. Equity investment income for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025 due to increased profitability at certain nonconsolidated dialysis partnerships.
Operating income:

	Three months ended		Q1 2026 vs. Q4 2025
	March 31, 2026	December 31, 2025	Amount	Percent
	(dollars in millions)
Operating income	$506	$556	$(50)	(9.0)%

	Three months ended		YTD Q1 2026 vs. YTD Q1 2025
	March 31, 2026	March 31, 2025	Amount	Percent
	(dollars in millions)
Operating income	$506	$476	$30	6.3%
U.S. dialysis operating income for the first quarter of 2026 decreased compared to the fourth quarter of 2025 as a result of all factors discussed above.
U.S. dialysis operating income for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025 as a result of all factors discussed above.

Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of March 31, 2026, these consisted principally of our U.S. IKC business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations.
As of March 31, 2026, DaVita IKC provided integrated care and disease management services to approximately 62,600 patients in risk-based integrated care arrangements and to an additional 6,300 patients in other integrated care arrangements. We also expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include, among other things, healthcare services not related to kidney disease.
For a discussion of the risks related to IKC and our ancillary services, see the discussion in the risk factors in Part I Item 1A. "Risk Factors" of our 2025 10-K under the headings, "We invest in strategic and operational initiatives to maintain our business and expand our capabilities in a complex, evolving and highly regulated environment..." and "If we are not able to successfully implement our strategy with respect to our integrated kidney care and value-based care initiatives..."
As of March 31, 2026, our international dialysis business owned or operated 596 outpatient dialysis centers located in 14 countries outside of the United States.
Ancillary services results of operations

	Three months ended		Q1 2026 vs. Q4 2025
	March 31, 2026	December 31, 2025	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$116	$190	$(74)	(38.9)%
U.S. other ancillary	10	10	—	—%
International	372	367	5	1.4%
Total ancillary services revenues	$498	$567	$(69)	(12.2)%

Operating income (loss):
U.S. IKC	$(19)	$46	$(65)	(141.3)%
U.S. other ancillary	(6)	(4)	(2)	(50.0)%
International	30	(4)	34	850.0%
Total ancillary services operating income	$6	$37	$(31)	(83.8)%

Adjusted operating (loss) income(1):
U.S. IKC	$(19)	$46	$(65)	(141.3)%
U.S. other ancillary	(6)	(4)	(2)	(50.0)%
International	30	21	9	42.9%
Total ancillary services adjusted operating income	$6	$62	$(56)	(90.3)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income by reportable segment, see the “Reconciliations of Non-GAAP measures” section below.

	Three months ended		YTD Q1 2026 vs. YTD Q1 2025
	March 31, 2026	March 31, 2025	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$116	$105	$11	10.5%
U.S. other ancillary	10	7	3	42.9%
International	372	302	70	23.2%
Total ancillary services revenues	$498	$415	$83	20.0%

Operating income (loss):
U.S. IKC	$(19)	$(29)	$10	34.5%
U.S. other ancillary	(6)	(4)	(2)	(50.0)%
International	30	30	—	—%
Total ancillary services operating income (loss):	$6	$(3)	$9	300.0%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

Items impacting operating income
Accruals for legal matters. During the fourth quarter of 2025, we recorded a charge of $25 million for a legal matter within our international line of business.
Operating income (loss): and adjusted operating income (loss):
IKC operating loss for the first quarter of 2026 compared to operating income for the fourth quarter of 2025 was primarily driven by a net decrease in shared savings. IKC operating loss for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 decreased, primarily due to a net increase in shared savings.
U.S. other ancillary services operating loss for the first quarter of 2026 remained relatively flat compared to the fourth quarter of 2025. U.S. other ancillary services operating loss for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was impacted by a reduction of the earn-out obligations related to our transplant software business in the first quarter of 2025.
International operating results for the first quarter of 2026 compared to the fourth quarter of 2025 were impacted by a legal accrual in 2025, as described above. International operating results and adjusted operating results were impacted by charges in the fourth quarter of 2025 for balances deemed uncollectible and average reimbursement rate increases in the first quarter of 2026 in certain countries. International operating income for the three months ended March 31, 2026 was relatively flat compared to the three months ended March 31, 2025, primarily due to acquired treatment growth, offset by increased compensation expenses.
Corporate administrative support

	Three months ended		Q1 2026 vs. Q4 2025
	March 31, 2026	December 31, 2025	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(30)	$(32)	$2	6.3%

	Three months ended		YTD Q1 2026 vs. YTD Q1 2025
	March 31, 2026	March 31, 2025	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(30)	$(34)	$4	11.8%

Corporate administrative support expenses for the first quarter of 2026 compared to the fourth quarter of 2025 decreased primarily due to decreased long-term incentive compensation, partially offset by increased professional fees. Corporate administrative support expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 decreased primarily due to decreased professional fees.
Corporate-level charges

	Three months ended		Q1 2026 vs. Q4 2025
	March 31, 2026	December 31, 2025	Amount	Percent
	(dollars in millions)
Debt expense	$145	$148	$(3)	(2.0)%
Debt extinguishment and modification costs	$—	$9	$(9)	(100.0)%
Weighted average effective interest rate(1)	5.44%	5.51%		(0.07)%
Other income (loss), net	$4	$(21)	$25	119.0%
Effective income tax rate from continuing operations	19.4%	20.0%		(0.6)%
Effective income tax rate from continuing operations attributable to DaVita Inc.(2)	25.1%	27.7%		(2.6)%
Net income attributable to noncontrolling interests	$78	$97	$(19)	(19.6)%

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

	Three months ended		YTD Q1 2026 vs. YTD Q1 2025
	March 31, 2026	March 31, 2025	Amount	Percent
	(dollars in millions)
Debt expense	$145	$135	$10	7.4%
Weighted average effective interest rate(1)	5.44%	5.65%		(0.21)%
Other income (loss), net	$4	$(18)	$22	122.2%
Effective income tax rate from continuing operations	19.4%	18.9%		0.5%
Effective income tax rate from continuing operations attributable to DaVita Inc.(2)	25.1%	24.9%		0.2%
Net income attributable to noncontrolling interests	$78	$69	$9	13.0%

(1)Represents our overall weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, premium and deferred financing charges as of the dates presented.
(2)For a reconciliation of our effective income tax rate from continuing operations attributable to DaVita Inc., see the "Reconciliations of Non-GAAP measures" section below.
Debt expense
Debt expense for the first quarter of 2026 compared to the fourth quarter of 2025 decreased due to decreased weighted average effective interest rates, partially offset by increased borrowing activity on our revolving line of credit. Debt expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 increased primarily due to an increase in our long-term debt balance related to the issuance of the 6.75% senior notes due 2033 in the second quarter of 2025, partially offset by decreased weighted average effective interest rates.
Debt extinguishment and modification costs
The three months ended December 31, 2025 included debt extinguishment and modification costs of $9 million composed partially of fees incurred in connection with the Term Loan A-2 refinancing transaction and partially of deferred financing costs written off for the extinguishment of Term Loan A-1 and prior revolving credit facility.

Other income (loss), net
Other income for the first quarter of 2026 compared to loss for the fourth quarter of 2025 was impacted by equity investment losses in the fourth quarter of 2025 at Mozarc Medical Holding LLC (Mozarc) which included impairment and restructuring charges. Other income for the three months ended March 31, 2026 compared to other loss for the three months ended March 31, 2025 was impacted by equity investment losses at Mozarc recognized in the first quarter of 2025 and decreased net losses on other investments.
Provision for income taxes
The effective income tax rate from continuing operations and the effective income tax rate from continuing operations attributable to DaVita Inc. decreased for the first quarter of 2026 compared to the fourth quarter of 2025 primarily due to a reduction in the impact of valuation allowances and nondeductible executive comp, partially offset by larger discrete benefits recognized in the fourth quarter of 2025 primarily related to the release of reserves that expired under the statute of limitations. Additionally, our effective income tax rate from continuing operations was also impacted by the portion of earnings attributable to our non-controlling interests.
The effective income tax rate from continuing operations and the effective income tax rate from continuing operations attributable to DaVita Inc. for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025 primarily due to a reduction in discrete benefits recognized in the quarter as a percentage of earnings. Discrete items include benefits recognized in each period for stock-based compensation partially offset by an uncertain tax position recognized in the first quarter of 2026.
Net income attributable to noncontrolling interests
The decrease in net income attributable to noncontrolling interests for the first quarter of 2026 from the fourth quarter of 2025 was due to decreased profitability at certain U.S. dialysis partnerships. The increase in net income attributable to noncontrolling interests for the three months ended March 31, 2026 from the three months ended March 31, 2025 was due to increased profitability at certain U.S. dialysis partnerships.
U.S. dialysis accounts receivable
Our U.S. dialysis accounts receivable balances at March 31, 2026 and December 31, 2025 were $1.695 billion and $1.610 billion, respectively, representing approximately 52 days and 49 days of revenue outstanding (DSO), respectively. The increase in DSO is primarily due to timing of collections. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes from the fourth quarter of 2025 to the first quarter of 2026 in the carrying value of accounts receivable outstanding over one year old.

Liquidity and capital resources
The following table summarizes our major sources and uses of cash, cash equivalents and restricted cash:

	Three months ended March 31,		YTD Q1 2026 vs. YTD Q1 2025
	2026	2025	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$275	$232	$43	18.5%
Non-cash items in net income	267	238	29	12.2%
Other working capital changes	(214)	(293)	79	27.0%
Other	(8)	3	(11)	(366.7)%
	$321	$180	$141	78.3%

Net cash used in investing activities:
Maintenance capital expenditures(1)	$(74)	$(95)	$21	22.1%
Development capital expenditures(2)	(28)	(48)	20	41.7%
Acquisition expenditures	(34)	(10)	(24)	(240.0)%
Proceeds from sale of self-developed properties	2	9	(7)	(77.8)%
Other	(5)	(18)	13	72.2%
	$(139)	$(162)	$23	14.2%

Net cash used in financing activities:
Debt issuances, net	$346	$287	$59	20.6%
Deferred and debt-related financing costs	(3)	(6)	3	50.0%
Distributions to noncontrolling interests	(85)	(93)	8	8.6%
Contributions from noncontrolling interests	4	2	2	100.0%
Stock award exercises and other share issuances	(61)	(25)	(36)	(144.0)%
Share repurchases	(396)	(542)	146	26.9%
Other	(18)	(5)	(13)	(260.0)%
	$(213)	$(383)	$170	44.4%

Total number of shares repurchased	3,005	3,660	(655)	(17.9)%
Free cash flow(3)	$140	$(45)	$185	411.1%
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
Consolidated cash flows
Consolidated cash flows from operating activities during the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025. The increase was principally due to changes in working capital as well as an increase in operating results.
Free cash flow during the three months ended March 31, 2026 increased as compared to the three months ended March 31, 2025 primarily due to an increase in net cash provided by operating activities, as described above, and decreases in capital expenditures.

Significant sources of cash during the period included net draws on our revolving line of credit of $375 million. Significant uses of cash included regularly scheduled principal payments under our senior secured credit facilities totaling approximately $13 million on our Term Loan A-2 and $5 million on Term Loan B-2, as well as additional required payments under other debt arrangements. In addition, during the three months ended March 31, 2026 we used cash to repurchase 3.0 million shares of our common stock.
By comparison, the same period in 2025 included net draws on our revolving line of credit of $425 million. Significant uses of cash during the three months ended March 31, 2025 included the repayment of $93 million in interest-free funding made available by UnitedHealth Group and its affiliates following the cybersecurity breach that affected Change Healthcare during the first quarter of 2024, regularly scheduled principal payments under our senior secured credit facilities totaling approximately $30 million on our Term Loan A-1 and $4 million on Term Loan B-1, and additional required payments under other debt arrangements. In addition, during the three months ended March 31, 2025 we used cash to repurchase 3.7 million shares of our common stock.
Dialysis center footprint
The table below shows the footprint of our dialysis operations by number of dialysis centers owned or operated:

	U.S.		International
	Three months ended March 31,		Three months ended March 31,
	2026	2025	2026	2025
Number of centers operated at beginning of period	2,657	2,657	585	509
Acquired centers	7	1	9	1
Developed centers	2	6	1	—
Net change in non-owned managed or administered centers(1)	—	1	2	4
Sold and closed centers(2)	—	(3)	(1)	(2)
Closed centers(3)	—	(1)	—	—
Number of centers operated at end of period	2,666	2,661	596	512

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
Available liquidity
As of March 31, 2026, we had $1.125 billion available and $375 million drawn on our $1.5 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of March 31, 2026. We separately had approximately $207 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
See Note 6 to the condensed consolidated financial statements for components of our long-term debt and their interest rates.
We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our senior secured credit facilities and our access to the capital markets, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. From time to time, depending on market conditions, our capital requirements and the availability of financing, among other things, we may seek to refinance our existing debt and may incur additional indebtedness. Our primary recurrent sources of liquidity are cash from operations and cash from borrowings, which are subject to general, economic, financial, competitive, regulatory and other factors that are beyond our control, as described in Part I Item 1A. "Risk Factors" of our 2025 10-K.

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
In addition, our effective income tax rate on income from continuing operations attributable to DaVita Inc. excludes noncontrolling owners' income, which primarily relates to non-tax paying entities. We believe this adjusted effective income tax rate from continuing operations is useful to management, investors and analysts in evaluating our performance and establishing expectations for income taxes incurred on our ordinary results attributable to DaVita Inc.
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

	Three months ended March 31, 2026
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$506	$(19)	$(6)	$30	$6	$(30)	$482
Adjusted operating income (loss)	$506	$(19)	$(6)	$30	$6	$(30)	$482

	Three months ended December 31, 2025
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$556	$46	$(4)	$(4)	$37	$(32)	$561
Legal contingency accrual(1)	—	—	—	25	25	—	25
Adjusted operating income (loss)	$556	$46	$(4)	$21	$62	$(32)	$586

	Three months ended March 31, 2025
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$476	$(29)	$(4)	$30	$(3)	$(34)	$439
Adjusted operating income (loss)	$476	$(29)	$(4)	$30	$(3)	$(34)	$439
Certain columns or rows in the above tables may not sum due to the presentation of rounded numbers.

(1)Represents an accrual for potential third-party judgment costs for certain legal matters. We have excluded this charge from our non-GAAP metrics because, among other things, we do not believe it is indicative of our ordinary results of operations because the charge is significant and may obscure analysis of underlying trends and financial performance of our current business.

	Three months ended
	March 31, 2026	December 31, 2025	March 31, 2025
	(dollars in millions)
Income from continuing operations before income taxes	$341	$383	$286
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(78)	(93)	(69)
Income from continuing operations before income taxes attributable to DaVita Inc.	$264	$290	$217
Income tax expense for continuing operations	$66	$77	$54
Less: Income tax attributable to noncontrolling interests	—	4	—
Income tax expense from continuing operations attributable to DaVita Inc.	$66	$80	$54
Effective income tax rate on income from continuing operations attributable to DaVita Inc.	25.1%	27.7%	24.9%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Three months ended
	March 31, 2026	March 31, 2025
	(dollars in millions)
Net cash provided by operating activities	$321	$180
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Distributions to noncontrolling interests	(85)	(93)
Contributions from noncontrolling interests	4	2
Maintenance capital expenditures	(74)	(95)
Development capital expenditures	(28)	(48)
Proceeds from sale of self-developed properties	2	9
Free cash flow	$140	$(45)
Certain columns or rows may not sum due to the presentation of rounded numbers.
Off-balance sheet arrangements and aggregate contractual obligations
In addition to the debt obligations and operating lease liabilities reflected on our balance sheet, we have certain potential commitments associated with letters of credit, working capital funding or other financing, if necessary, to certain nonconsolidated businesses that we manage and in which we own a noncontrolling equity interest or which are wholly-owned by third parties. We also have agreed to future investments in particular equity method and other investments if certain milestones are achieved or capital calls are made, as applicable. Additionally, see Note 7 to the condensed consolidated financial statements for discussion on commitments related to our agreement to acquire a noncontrolling minority interest in Elara Caring. For additional information, see Note 16 to the consolidated financial statements included in our 2025 10-K.
We also have potential obligations to purchase the noncontrolling interests held by third parties in many of our majority-owned dialysis partnerships and other nonconsolidated entities. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. For additional information on these obligations and how we measure and report them, see Note 11 to the condensed consolidated financial statements included in this report and Notes 16 and 23 to the consolidated financial statements included in our 2025 10-K.
For information on the maturities and other terms of our long-term debt, see Note 6 to the condensed consolidated financial statements.
As of March 31, 2026, we have outstanding letters of credit in the aggregate amount of approximately $207 million under a bilateral secured letter of credit facility separate from our senior secured credit facilities.
As of March 31, 2026, we have outstanding purchase agreements with various suppliers to purchase set amounts of dialysis equipment, parts, pharmaceuticals, supplies and technology services. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier, as described further in Note 16 to the Company's consolidated financial statements included in our 2025 10-K.

New Accounting Standards
See discussion of new accounting standards in Note 13 to the condensed consolidated financial statements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest rate and foreign currency sensitivity
There has been no material change in the nature of the Company's interest rate risks or foreign currency exchange risks from those described in Part II Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K (2025 10-K) for the year ended December 31, 2025 filed with Securities and Exchange Commission. You should carefully consider the risks included in our 2025 10-K, together with all the other information in this Quarterly Report on Form 10-Q, including the forward-looking statements in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during the first quarter of 2026:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
January 1-31, 2026	1,658	$120.56	1,658	$1,958,191
February 1-28, 2026	522	$146.22	522	$1,881,841
March 1-31, 2026	825	$152.22	825	$1,756,319
	3,005	$133.70	3,005

(1)Excludes commissions and excise tax.

The Company is authorized to make share repurchases pursuant to prior Board authorizations. These authorizations allow the Company to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of May 5, 2026, we had approximately $1,456 million, excluding excise taxes, available under current repurchase authorizations for additional share repurchases. Although these share repurchase authorizations do not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Director and Officer Trading Arrangements
None of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of SEC Regulation S-K) during the quarter ended March 31, 2026, except as described in the table below:

Name and Title	Date Adopted	Type of Trading Arrangement(1)	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Kathleen A. Waters, Chief Legal and Public Affairs Officer	March 16, 2026	Rule 10b5-1 Trading Arrangement	Sale	June 15, 2026 to November 15, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 6,455 shares

(1)The trading arrangement marked as a “Rule 10b5-1 trading arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6.    Exhibits

Exhibit
Number

10.1	DaVita Inc. Amended and Restated Non-Employee Director Compensation Policy. ✓

31.1	Certification of the Chief Executive Officer, dated May 5, 2026, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 5, 2026, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 5, 2026, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 5, 2026, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Included in this filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Chief Accounting Officer*
Date: May 5, 2026

*	Mr. Berry has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.