Form 10-Q
period 2026-06-30
DAVITA INC.
filed 2026-08-04
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 31, 2026, the number of shares of the registrant’s common stock outstanding was approximately 63.8 million shares.

DAVITA INC.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Dialysis patient service revenues	$3,366,377	$3,206,871	$6,639,174	$6,309,864
Other revenues	187,707	172,655	330,458	293,191
Total revenues	3,554,084	3,379,526	6,969,632	6,603,055
Operating expenses:
Patient care costs	2,392,001	2,261,540	4,734,258	4,501,200
General and administrative	423,458	412,805	845,372	786,895
Depreciation and amortization	167,808	174,704	345,637	351,155
Equity investment income, net	(8,184)	(7,364)	(16,528)	(12,973)
Total operating expenses	2,975,083	2,841,685	5,908,739	5,626,277
Operating income	579,001	537,841	1,060,893	976,778
Debt expense	(150,256)	(146,062)	(295,387)	(281,117)
Debt extinguishment and modification costs	(2,035)	—	(2,035)	—
Other income (loss), net	8,300	(22,851)	12,773	(40,400)
Income before income taxes	435,010	368,928	776,244	655,261
Income tax expense	91,787	93,708	157,986	147,825
Net income	343,223	275,220	618,258	507,436
Less: Net income attributable to noncontrolling interests	(77,826)	(75,883)	(155,331)	(145,182)
Net income attributable to DaVita Inc.	$265,397	$199,337	$462,927	$362,254

Earnings per share attributable to DaVita Inc.:
Basic net income	$4.10	$2.62	$7.01	$4.67
Diluted net income	$4.02	$2.58	$6.86	$4.57

Weighted average shares for earnings per share:
Basic shares	64,781	75,943	66,078	77,646
Diluted shares	66,092	77,362	67,476	79,309
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$343,223	$275,220	$618,258	$507,436
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on interest rate cap agreements:
Unrealized gains (losses)	2,799	(6,405)	7,953	(14,940)
Reclassifications of net realized losses into net income	2,877	1,534	5,754	3,041
Unrealized gains on foreign currency translation	22,732	94,001	50,525	184,857
Other comprehensive income	28,408	89,130	64,232	172,958
Total comprehensive income	371,631	364,350	682,490	680,394
Less: Comprehensive income attributable to noncontrolling interests	(77,826)	(75,883)	(155,331)	(145,182)
Comprehensive income attributable to DaVita Inc.	$293,805	$288,467	$527,159	$535,212
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$668,963	$676,438
Restricted cash and equivalents	82,895	81,309
Short-term investments	19,914	24,303
Accounts receivable	2,467,056	2,414,690
Inventories	151,535	160,627
Contract assets and other receivables	565,566	494,414
Prepaid and other current assets	149,113	156,285
Income tax receivable	84,597	49,937
Total current assets	4,189,639	4,058,003
Property and equipment, net of accumulated depreciation of $6,867,296 and $6,602,134, respectively	2,749,308	2,812,966
Operating lease right-of-use assets	2,430,055	2,397,179
Intangible assets, net of accumulated amortization of $38,030 and $37,751, respectively	228,817	222,125
Equity method and other investments	183,801	157,249
Long-term investments	38,365	40,966
Other long-term assets	298,538	246,520
Goodwill	7,590,966	7,545,095
	$17,709,489	$17,480,103
LIABILITIES AND EQUITY
Accounts payable	$715,872	$696,148
Other liabilities	826,995	893,024
Accrued compensation and benefits	694,766	793,478
Current portion of operating lease liabilities	439,488	425,484
Current portion of long-term debt	117,177	109,201
Income tax payable	24,621	24,359
Due to related party	36,513	199,940
Total current liabilities	2,855,432	3,141,634
Long-term operating lease liabilities	2,185,973	2,175,658
Long-term debt	10,663,836	10,163,988
Other long-term liabilities	99,091	83,516
Deferred income taxes	825,719	756,869
Total liabilities	16,630,051	16,321,665
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,561,416	1,532,166
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 69,198 shares issued and 63,955 shares outstanding at June 30, 2026, 68,549 shares issued and outstanding at December 31, 2025)	69	69
Additional paid-in capital	—	—
Accumulated earnings (deficit)	81,233	(328,428)
Treasury stock (5,243 and zero shares, respectively)	(787,847)	(199,940)
Accumulated other comprehensive loss	(58,551)	(122,783)
Total DaVita Inc. shareholders' equity deficit	(765,096)	(651,082)
Noncontrolling interests not subject to put provisions	283,118	277,354
Total equity deficit	(481,978)	(373,728)
	$17,709,489	$17,480,103
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$618,258	$507,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	345,637	351,155
Stock-based compensation expense	54,189	62,567
Deferred income taxes	53,431	(9,838)
Equity investment loss, net	2,437	47,730
Other non-cash losses, net	16,721	6,948
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(24,197)	(288,447)
Inventories	11,315	(9,592)
Other current assets	(58,339)	(70,945)
Other long-term assets	(22,803)	2,981
Accounts payable	7,639	35,612
Accrued compensation and benefits	(108,322)	(125,365)
Other current liabilities	(55,837)	(3,586)
Income taxes	(32,530)	9,462
Other long-term liabilities	3,301	(11,873)
Net cash provided by operating activities	810,900	504,245
Cash flows from investing activities:
Additions of property and equipment	(271,836)	(264,349)
Acquisitions	(38,540)	(10,596)
Proceeds from asset and business sales	4,392	22,400
Purchase of debt investments held-to-maturity	(298)	(27,475)
Purchase of other debt and equity investments	(12,867)	(3,002)
Proceeds from debt investments held-to-maturity	942	48,014
Proceeds from sale of other debt and equity investments	4,382	6,379
Purchase of equity method investments	(19,625)	(2,144)
Distributions from equity method investments	109	1,470
Net cash used in investing activities	(333,341)	(229,303)
Cash flows from financing activities:
Borrowings	2,768,259	4,189,716
Payments on long-term debt	(2,264,356)	(3,373,300)
Deferred and debt related financing costs	(4,645)	(25,133)
Purchase of treasury stock from related party	(382,805)	(200,261)
Other purchases of treasury stock	(377,852)	(793,834)
Distributions to noncontrolling interests	(149,892)	(151,087)
Net proceeds from issuance of common stock under employee stock plans	5,909	8,913
Payment of tax withholdings on net share settlements of equity awards	(63,814)	(30,477)
Contributions from noncontrolling interests	4,239	2,578
Proceeds from sales of additional noncontrolling interests	—	169
Purchases of noncontrolling interests	(18,571)	(5,378)
Net cash used in financing activities	(483,528)	(378,094)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	80	20,286
Net decrease in cash, cash equivalents and restricted cash	(5,889)	(82,866)
Cash, cash equivalents and restricted cash at beginning of the year	757,747	879,825
Cash, cash equivalents and restricted cash at end of the period	$751,858	$796,959
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended June 30, 2026
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity deficit								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Accumulated (deficit) earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at March 31, 2026	$1,524,505	69,190	$69	$—	$(179,242)	(3,005)	$(489,364)	$(86,959)	$(755,496)	$279,157
Comprehensive income:
Net income	53,632				265,397				265,397	24,194
Other comprehensive income								28,408	28,408
Stock award plan		8	—	(658)					(658)
Stock-settled stock-based compensation expense				23,451					23,451
Changes in noncontrolling interest from:
Distributions	(44,041)									(20,411)
Contributions	1									189
Acquisitions and divestitures										(11)
Partial purchases	(116)			(280)					(280)
Fair value remeasurements	27,435			(22,513)	(4,922)				(27,435)
Purchase of treasury stock						(2,238)	(348,470)		(348,470)
Share purchase obligation							49,987		49,987
Balance at June 30, 2026	$1,561,416	69,198	$69	$—	$81,233	(5,243)	$(787,847)	$(58,551)	$(765,096)	$283,118

	Six months ended June 30, 2026
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity deficit								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Accumulated (deficit) earnings	Treasury stock		Accumulated other comprehensive loss	Total
		Shares	Amount			Shares	Amount
Balance at December 31, 2025	$1,532,166	68,549	$69	$—	$(328,428)	—	$(199,940)	$(122,783)	$(651,082)	$277,354
Comprehensive income:
Net income	103,770				462,927				462,927	51,561
Other comprehensive income								64,232	64,232
Stock award plan		649	—	(27,892)	(35,921)				(63,813)
Stock-settled stock-based compensation expense				50,057					50,057
Changes in noncontrolling interest from:
Distributions	(99,726)									(50,166)
Contributions	2,505									1,734
Acquisitions and divestitures										2,635
Partial purchases	(13,158)			348	(3,999)				(3,651)
Fair value remeasurements	35,859			(22,513)	(13,346)				(35,859)
Purchase of treasury stock						(5,243)	(751,334)		(751,334)
Share purchase obligation							163,427		163,427
Balance at June 30, 2026	$1,561,416	69,198	$69	$—	$81,233	(5,243)	$(787,847)	$(58,551)	$(765,096)	$283,118

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY — (continued)
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
2.     Revenue recognition
The following tables summarize the Company's segment revenues by primary payor source:

	Three months ended June 30, 2026			Three months ended June 30, 2025
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,749,289	$	$1,749,289	$1,659,607	$	$1,659,607
Medicaid and Managed Medicaid	226,944		226,944	217,699		217,699
Other government	88,848	236,377	325,225	83,104	224,937	308,041
Commercial	940,228	136,052	1,076,280	947,015	91,225	1,038,240
Other revenues:
Medicare and Medicare Advantage		151,824	151,824		140,149	140,149
Medicaid and Managed Medicaid		—	—		—	—
Commercial		6,241	6,241		8,322	8,322
Other(1)	6,514	26,215	32,729	5,966	21,054	27,020
Eliminations of intersegment revenues	(11,361)	(3,087)	(14,448)	(16,716)	(2,836)	(19,552)
Total	$3,000,462	$553,622	$3,554,084	$2,896,675	$482,851	$3,379,526

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	Six months ended June 30, 2026			Six months ended June 30, 2025
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$3,424,703	$	$3,424,703	$3,268,625	$	$3,268,625
Medicaid and Managed Medicaid	439,773		439,773	424,208		424,208
Other government	181,788	484,556	666,344	159,850	435,301	595,151
Commercial	1,894,471	245,716	2,140,187	1,871,903	178,427	2,050,330
Other revenues:
Medicare and Medicare Advantage		260,331	260,331		239,103	239,103
Medicaid and Managed Medicaid		—	—		2	2
Commercial		9,889	9,889		11,023	11,023
Other(1)	12,790	53,823	66,613	11,974	36,654	48,628
Eliminations of intersegment revenues	(31,833)	(6,375)	(38,208)	(28,450)	(5,565)	(34,015)
Total	$5,921,692	$1,047,940	$6,969,632	$5,708,110	$894,945	$6,603,055

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
Measurements of revenue for the Company's integrated kidney care (IKC) risk-based arrangements are complex, sensitive to a number of key inputs, and require meaningful estimates for a number of factors, including but not limited to member alignment data, third-party medical claims expense, outcomes on various quality metrics, and ultimate risk adjustment factor scores. Information and other measurement limitations on these factors may constrain revenue recognition for a risk-based arrangement until a period after the Company's performance obligations have been met. For its IKC business, the Company recognized revenues for performance obligations satisfied in previous years of $98,491 and $95,911 during the six months ended June 30, 2026 and 2025, respectively. The delay in recognition of these amounts resulted predominantly from measurement limitations and recognition constraints on the Company's value-based care contracts with health plans, many of which are complex. Recognition of revenue from the Company's government Comprehensive Kidney Care Contracting program also has certain constraints for plan years 2025 and 2026.
Customer contract assets. The carrying value of customer contract assets, which are included in contract assets and other receivables and other long-term assets on the Company’s consolidated balance sheet, was $399,165 and $310,541 as of June 30, 2026 and December 31, 2025, respectively.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income attributable to DaVita Inc.	$265,397	$199,337	$462,927	$362,254
Weighted average shares outstanding:
Basic shares	64,781	75,943	66,078	77,646
Assumed incremental from stock plans	1,311	1,419	1,398	1,663
Diluted shares	66,092	77,362	67,476	79,309
Basic net income per share attributable to DaVita Inc.	$4.10	$2.62	$7.01	$4.67
Diluted net income per share attributable to DaVita Inc.	$4.02	$2.58	$6.86	$4.57

Anti-dilutive stock-settled awards excluded from calculation(1)	102	266	247	226

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
4.     Short-term and long-term investments
The Company’s short-term and long-term investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	June 30, 2026			December 31, 2025
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit, bonds and other	$16,414	$—	$16,414	$24,320	$—	$24,320
Investments in mutual funds	—	41,865	41,865	—	40,949	40,949
	$16,414	$41,865	$58,279	$24,320	$40,949	$65,269
Short-term investments	$16,414	$3,500	$19,914	$19,903	$4,400	$24,303
Long-term investments	—	38,365	38,365	4,417	36,549	40,966
	$16,414	$41,865	$58,279	$24,320	$40,949	$65,269

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

5.     Goodwill
Changes in the carrying value of goodwill by reportable segment were as follows:

	U.S. dialysis	Other — Ancillary services	Consolidated
Balance at December 31, 2024	$6,517,220	$857,996	$7,375,216
Acquisitions	10,396	61,288	71,684
Foreign currency and other adjustments	—	98,195	98,195
Balance at December 31, 2025	6,527,616	1,017,479	7,545,095
Acquisitions	21,928	12,680	34,608
Foreign currency and other adjustments	—	11,263	11,263
Balance at June 30, 2026	$6,549,544	$1,041,422	$7,590,966

Balance at June 30, 2026:
Goodwill	6,549,544	1,194,825	7,744,369
Accumulated impairment charges	—	(153,403)	(153,403)
	$6,549,544	$1,041,422	$7,590,966
The Company did not recognize any goodwill impairment charges during the six months ended June 30, 2026 and 2025.
The Company performed various annual impairment assessments during the six months ended June 30, 2026, with no impairment indicated. None of the Company's various reporting units were considered at risk of significant goodwill impairment as of June 30, 2026.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

6.     Long-term debt
Long-term debt comprised the following:

				As of June 30, 2026
	June 30, 2026	December 31, 2025	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A-2(2)	$1,975,000	$2,000,000	11/24/2030	SOFR + 1.50%	$1,970,063
Term Loan B-2	2,357,910	1,868,559	5/9/2031	SOFR + 1.75%	$2,352,015
Revolving line of credit(2)	65,000	—	11/24/2030	SOFR + 1.50%	$65,000
Senior Notes:
4.625% Senior Notes	2,750,000	2,750,000	6/1/2030	4.625%	$2,653,750
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,385,625
6.875% Senior Notes	1,000,000	1,000,000	9/1/2032	6.875%	$1,028,750
6.75% Senior Notes	1,000,000	1,000,000	7/15/2033	6.75%	$1,028,750
Acquisition obligations and other notes payable(3)	39,463	40,904	2026-2038	4.67%	$39,463
Financing lease obligations(4)	160,143	185,120	2027-2039	4.30%
Total debt principal outstanding	10,847,516	10,344,583
Discount, premium and deferred financing costs	(66,503)	(71,394)
	10,781,013	10,273,189
Less current portion	(117,177)	(109,201)
	$10,663,836	$10,163,988

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
(3)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and variable interest rate components in effect as of June 30, 2026.
(4)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.
Scheduled maturities of long-term debt at June 30, 2026 were as follows:

2026 (remainder of the year)	$62,283
2027	$114,026
2028	$160,808
2029	$144,566
2030	$4,554,268
2031	$3,764,157
Thereafter	$2,047,408
On June 8, 2026 (the Ninth Amendment Effective Date), the Company entered into the Ninth Amendment (the Ninth Amendment) to the Credit Agreement. The Ninth Amendment modified the Credit Agreement to extend an additional incremental principal amount of $500,000 on its Term Loan B-2. The Company used the net proceeds from this transaction to repay a portion of the balance outstanding on its revolving line of credit and related accrued interest and fees. The Term Loan B-2 requires quarterly principal payments that began on June 30, 2026 of 0.25% of the aggregate principal amount of the Term Loan B-2 outstanding on the Ninth Amendment Effective Date, with the balance due on May 9, 2031. As a result of the Ninth Amendment, the Company recognized debt extinguishment and modification costs of $2,035 in the second quarter of 2026 comprised of fees incurred for this transaction.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

During the first six months of 2026, the Company made regularly scheduled principal payments under its senior secured credit facilities totaling $25,000 on Term Loan A-2 and $10,649 on Term Loan B-2.
As of June 30, 2026, the effective portion of the Company's interest rate cap agreements, as detailed in the table below, have the economic effect of capping the Company's maximum exposure to SOFR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-2 and a portion of Term Loan A-2. The remaining $832,910 outstanding principal balance of Term Loan A-2 and $65,000 balance outstanding on the revolving line of credit are subject to SOFR-based interest rate volatility. The Company's interest rate cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.
The following table summarizes the Company’s interest rate cap agreements outstanding as of June 30, 2026:

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
See Note 9 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense (offset) related to the Company’s interest rate cap agreements for the three and six months ended June 30, 2026 and 2025. See Note 11 for discussion of the Company's fair value estimates.
As a result of the variable rate cap from the Company's 2023 interest rate cap agreements, the Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the second quarter of 2026 was 5.76%, based on the current margins in effect for its senior secured credit facilities as of June 30, 2026, as detailed in the table above.
The Company’s weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, premium and deferred financing costs was 5.43% as of June 30, 2026.
As of June 30, 2026, the Company had $1,435,000 available and $65,000 drawn on its $1,500,000 revolving line of credit under its senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding under the facility, of which there were none as of June 30, 2026. The Company also had letters of credit of approximately $188,482 outstanding under a separate bilateral secured letter of credit facility as of June 30, 2026.
7.    Commitments and contingencies
The Company operates in a highly regulated industry and is a party to, or has the potential to be a party to, various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of June 30, 2026 and December 31, 2025, each of the Company’s recorded accruals with respect to legal proceedings and regulatory matters were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
Other Proceedings
2021 Antitrust Indictment and Putative Class Action Suit: On July 14, 2021, an indictment was returned by a grand jury in the U.S. District Court, District of Colorado against the Company and its former chief executive officer in the matter of U.S. v. DaVita Inc., et al. alleging that purported agreements entered into by DaVita's former chief executive officer not to solicit senior-level employees violated Section 1 of the Sherman Act. On April 15, 2022, a jury returned a verdict in the Company’s favor, acquitting both the Company and its former chief executive officer on all counts. On April 20, 2022, the court entered judgments of acquittal and closed the case. On August 9, 2021, DaVita Inc. and its former chief executive officer were added as defendants in a consolidated putative class action complaint in the matter of In re Outpatient Medical Center Employee Antitrust Litigation in the U.S. District Court, Northern District of Illinois. This class action complaint asserts that the defendants violated Section 1 of the Sherman Act and seeks to bring an action on behalf of certain groups of individuals employed by the Company. On October 27, 2024, the plaintiffs filed a Third Amended Complaint, seeking to bring an action on behalf of certain groups of individuals employed by the Company between March 2008 and January 2021, to which the Company responded on December 20, 2024. On September 15, 2025, the plaintiffs filed a motion to certify the class. On June 10, 2026, the Court denied the plaintiffs’ motion for class certification. The Company disputes the allegations in the class action complaint, as well as the asserted violations of the Sherman Act, and intends to defend this action accordingly.
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
8.    Shareholders' equity
Stock-based compensation
During the six months ended June 30, 2026, the Company granted 727 stock-settled restricted and performance stock units with an aggregate grant-date fair value of $116,627. Additionally, the Company granted 98 stock-settled stock appreciation rights with an aggregate grant-date fair value of $5,460.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

As of June 30, 2026, the Company had $195,359 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.4 years.
Share repurchases
The following table summarizes the Company's common stock repurchases during the three and six months ended June 30, 2026:

	Three months ended June 30, 2026			Six months ended June 30, 2026
	Shares repurchased	Amount paid(1)	Average amount(2)	Shares repurchased	Amount paid(1)	Average amount(2)
Open market repurchases:	1,018	$165,605	$161.08	2,364	$368,529	$154.71
Berkshire repurchases:	1,220	182,865	$149.84	2,879	382,805	$132.97
Total repurchases:	2,238	$348,470	$154.95	5,243	$751,334	$142.77

(1)Includes commissions and excise tax, as applicable. The excise tax is recorded as part of the cost basis of treasury shares repurchased and, as such, is included in stockholders’ equity.
(2)Excludes commissions and excise tax.
Berkshire share repurchase agreement
Pursuant to the April 30, 2024 share repurchase agreement with Berkshire Hathaway Inc. on behalf of itself and its affiliates (collectively, Berkshire), the Company had a repurchase obligation at June 30, 2026 to purchase shares from Berkshire for $36,513 in the aggregate, recorded as a payable and classified as due to related party on the Company's consolidated balance sheet. On July 31, 2026, the Company settled the Berkshire repurchase obligation in total for 183 shares of common stock for $36,513, at an average price paid of $199.55 per share.
See Note 18 to the Company's consolidated financial statements included in the 2025 10-K for further discussion of the Company’s relationship with Berkshire and the share repurchase agreement.
Share repurchase authorizations
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
As of July 31, 2026, the Company has a total of $1,372,960, excluding excise taxes, available under current authorizations for additional share repurchases. Although these share repurchase authorizations do not have an expiration date, the Company remains subject to share repurchase limitations, including under the terms of its senior secured credit facilities.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

9.     Accumulated other comprehensive loss

	Three months ended June 30, 2026			Six months ended June 30, 2026
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$(14,367)	$(72,592)	$(86,959)	$(22,398)	$(100,385)	$(122,783)
Unrealized gains	3,729	22,732	26,461	10,596	50,525	61,121
Related income tax	(930)	—	(930)	(2,643)	—	(2,643)
	2,799	22,732	25,531	7,953	50,525	58,478
Reclassification into net income	3,834	—	3,834	7,667	—	7,667
Related income tax	(957)	—	(957)	(1,913)	—	(1,913)
	2,877	—	2,877	5,754	—	5,754
Ending balance	$(8,691)	$(49,860)	$(58,551)	$(8,691)	$(49,860)	$(58,551)

	Three months ended June 30, 2025				Six months ended June 30, 2025
	Defined benefit pension plan	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Defined benefit pension plan	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$46	$(15,585)	$(211,429)	$(226,968)	$46	$(8,557)	$(302,285)	$(310,796)
Unrealized (losses) gains	—	(8,533)	94,001	85,468	—	(19,906)	184,857	164,951
Related income tax	—	2,128	—	2,128	—	4,966	—	4,966
	—	(6,405)	94,001	87,596	—	(14,940)	184,857	169,917
Reclassification into net income	—	2,043	—	2,043	—	4,052	—	4,052
Related income tax	—	(509)	—	(509)	—	(1,011)	—	(1,011)
	—	1,534	—	1,534	—	3,041	—	3,041
Ending balance	$46	$(20,456)	$(117,428)	$(137,838)	$46	$(20,456)	$(117,428)	$(137,838)
The interest rate cap agreement net realized losses reclassified into net income are recorded as debt expense in the corresponding consolidated statements of income. See Note 6 for further details.
10.    Variable interest entities (VIEs)
At June 30, 2026, these condensed consolidated financial statements include total assets of VIEs of $619,318 and total liabilities and noncontrolling interests of VIEs to third parties of $214,273. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 22 to the Company's consolidated financial statements included in the 2025 10-K.

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
The following table summarizes the Company’s assets and temporary equities measured at fair value on a recurring basis as of June 30, 2026:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Investments in equity securities	$41,865	$41,865
Interest rate cap agreements	$25,035		$25,035
Temporary equity:
Noncontrolling interests subject to put provisions	$1,561,416			$1,561,416
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
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of June 30, 2026, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $225,000. See Notes 16 and 23 to the Company's consolidated financial statements included in the 2025 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations. For a reconciliation of changes in noncontrolling interests subject to put provisions for the three and six months ended June 30, 2026, see the consolidated statements of equity.
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
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, investments in debt securities, accounts payable, other accrued liabilities and lease liabilities. The balances of financial instruments other than lease liabilities are presented in these condensed consolidated financial statements at June 30, 2026 at their approximate fair values due to the short-term nature of their settlements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin, and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Segment revenues:
U.S. dialysis
Patient service revenues:
External sources	$2,993,948	$2,890,709	$5,908,902	$5,696,136
Intersegment revenues	11,361	16,716	31,833	28,450
U.S. dialysis patient service revenues	3,005,309	2,907,425	5,940,735	5,724,586
Other revenues
External sources	6,514	5,966	12,790	11,974
Total U.S. dialysis revenues	3,011,823	2,913,391	5,953,525	5,736,560
Other—Ancillary services
Patient service revenues	372,429	316,162	730,272	613,728
Other external sources	181,193	166,689	317,668	281,217
Intersegment revenues	3,087	2,836	6,375	5,565
Total ancillary services	556,709	485,687	1,054,315	900,510
Total net segment revenues	3,568,532	3,399,078	7,007,840	6,637,070
Elimination of intersegment revenues	(14,448)	(19,552)	(38,208)	(34,015)
Consolidated revenues	$3,554,084	$3,379,526	$6,969,632	$6,603,055
Significant segment expenses:
U.S. dialysis
Patient care costs	$2,004,694	$1,928,462	$3,973,750	$3,841,890
General and administrative	330,892	312,089	650,664	594,768
Depreciation and amortization	146,461	156,782	301,631	313,681
Other segment items(1)	(8,200)	(6,786)	(16,464)	(12,396)
U.S. dialysis segment expenses	2,473,847	2,390,547	4,909,581	4,737,943
Segment operating margin:
U.S. dialysis	537,976	522,844	1,043,944	998,617
Other—Ancillary services(2)	57,050	56,714	62,882	53,906
Total segment operating margin	595,026	579,558	1,106,826	1,052,523
Reconciliation of segment operating income to consolidated income before income taxes:
Corporate administrative support	(16,025)	(41,717)	(45,933)	(75,745)
Consolidated operating income	579,001	537,841	1,060,893	976,778
Debt expense	(150,256)	(146,062)	(295,387)	(281,117)
Debt extinguishment and modification costs	(2,035)	—	(2,035)	—
Other income (loss), net	8,300	(22,851)	12,773	(40,400)
Income before income taxes	$435,010	$368,928	$776,244	$655,261

(1)Other segment items for the Company's U.S. dialysis segment include equity income from nonconsolidated joint ventures for all periods presented.
(2)Includes depreciation and amortization of $21,347 and $17,923 for the three months ended June 30, 2026 and 2025, respectively, and $44,006 and $37,474 for the six months ended June 30, 2026 and 2025, respectively.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Expenditures for property and equipment by reportable segment were as follows:

	Six months ended June 30,
	2026	2025
U.S. dialysis	$229,523	$216,902
Other—Ancillary services	42,313	47,447
	$271,836	$264,349

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
In May 2026, the Financial Accounting Standards Board issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which requires environmental credits intended for compliance or exchange to be recognized as assets and initially measured at cost, while costs for credits intended for voluntary use are expensed as incurred. Additionally, the guidance establishes impairment assessment models based on intended use and requires environmental credit obligation liabilities to be recognized based on the credits needed to settle the obligation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. The amendments in this ASU must be applied using a modified retrospective approach, and early adoption is permitted. The Company is currently assessing the effect this guidance may have on its consolidated financial statements.
14.    Subsequent events
Elara Caring
On February 2, 2026, the Company signed a definitive agreement to acquire a noncontrolling minority interest in Elara Caring, a leading national provider of skilled home health, hospice, behavioral health, and personal care services, which closed effective July 20, 2026. At the closing, the Company made a cash payment of $200,000, subject to certain customary post-closing adjustments.
Forward Interest Rate Cap Agreements
On July 7, 2026, the Company entered into several forward interest rate cap agreements with an aggregate notional amount of $750,000 that have the economic effect of capping the Company's exposure to Secured Overnight Financing Rate (SOFR) variable interest rate changes on specific portions of the Company's floating rate debt. These cap agreements are designated as cash flow hedges and, as a result, changes in their fair values will be reported in other comprehensive income. These cap agreements do not contain credit-risk contingent features, and become effective on December 29, 2028 and expire on December 31, 2029.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, statements about our balance sheet and liquidity, our expenses, revenues, billings and collections, patient census, the impact of the cybersecurity incident experienced by the Company in 2025 (cyber incident), the impact of federal government policy changes or shutdowns on our business, including with respect to federal funding and reimbursement rates of Medicare, Medicare Advantage (MA), Medicaid and other government programs, availability or cost of supplies, including without limitation the impact of evolving trade policies and tariffs and any reduction in clinical and other supplies due to any disruptions experienced by third party vendors, including with respect to our ability to provide home dialysis services, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, including potential impacts to such mix as a result of U.S. administration policies, current macroeconomic, marketplace and labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, capital allocation plans, expenses, cost saving initiatives, other strategic initiatives, use of contract labor, government and commercial payment rates, expectations related to value-based care (VBC), integrated kidney care (IKC), MA plan enrollment and our international operations, expectations regarding increased competition and marketplace changes, including those related to new or potential entrants in the dialysis and pre-dialysis marketplace and the potential impact of innovative technologies, drugs, or other treatments on the dialysis industry, and expectations regarding our share repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," "could," "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
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
•our reliance on significant suppliers, service providers and other third party vendors to provide key support to our business operations and enable our provision of services to patients, including, among others, suppliers of certain pharmaceuticals, administrative or other services or critical clinical products; and risks resulting from a closure, reduction, disruption or transition in the services or products provided to us by such suppliers, service providers and third party vendors, which may, among other things, increase our costs or expenses;
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
•our goals and disclosures related to sustainability matters, including, among other things, evolving regulatory requirements affecting environmental, social and governance standards, measurements and reporting requirements; and
•the other risk factors, trends and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 10-K) and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and the risks and uncertainties discussed in any subsequent reports that we file or furnish with the Securities and Exchange Commission (SEC) from time to time.
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
We assess our revenue and operating performance for our U.S. dialysis business based upon several principal metrics including, among others, treatment volume, revenue per treatment and patient care costs. Each of these metrics may be impacted by a number of factors that change from period to period and over time. For example, treatment volumes may be impacted by, among other things, mortality levels, missed treatment rates and admission rates. Revenue per treatment may be impacted by, among other things, rate changes, mix of patients with commercial plans and government programs as primary payor, timing of collections and seasonal factors such as patients meeting health plan co-insurance and deductibles. Patient care costs may be impacted by, among other things, labor market conditions and cost trends in pharmaceuticals and other medical supplies. We have set forth a discussion of certain of such factors below, and we believe that information related to changes in these metrics from period to period allows investors to assess the performance of the business.
We continue to be impacted by external conditions, including, but not limited to, those related to general economic, political and global health conditions and changing population or demographic trends. These conditions can impact our business in a variety of ways, including, among other things, by affecting our patient census, treatment volumes, revenues, results of operations and operating and other costs. Certain of these impacts could be further intensified by global events such as the ongoing conflicts in the Middle East and Ukraine that have continued to drive sociopolitical, geopolitical and economic uncertainty; severe weather events and other natural disasters; and the impact of healthcare, immigration, trade and other policies implemented by federal, state and local governments. These conditions are generally outside of our control, cannot reasonably be predicted and are interrelated or have interdependent complex consequences. As a result, the ultimate impact of these conditions on our business over time will depend on a myriad of future developments and is highly uncertain and difficult to predict. For additional discussion of general economic, marketplace and global health conditions that could impact our business, see Part I Item 1. "Business" and Part I Item 1A. "Risk Factors" in our 2025 10-K.
In the second quarter of 2026, treatment per day volumes increased compared to the second quarter of 2025. Total treatment volumes in the second quarter were slightly ahead of expectations due to, among other things, better than expected patient census that was primarily driven by lower than expected mortality partially offset by lower than expected incoming patient transfers and higher than expected missed treatments. Mortality levels over time may be influenced by a number of factors, among other things, the impact of infectious diseases on our patient population and the availability and use of vaccines, treatments and therapies. For example, emerging treatments in the United States that clear middle molecules from the blood may, among other things, reduce mortality as compared to standard dialysis treatments. Two current treatment pathways that provide middle molecule clearance are expanded hemodialysis (“expanded HD”) and hemodiafiltration (“HDF”). We will work to expand patient access to these therapies, as may be prescribed by their physician. We expect to begin offering expanded HD broadly across our network in the coming quarters.
By contrast, any adverse changes in these mortality rates, particularly in the ESKD and CKD populations, may in turn impact admission rates, treatment volumes, future revenues and non-acquired growth, among other things, and the magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows. For additional detail on these risks, see the discussion in Part I Item 1A. "Risk Factors" of our 2025 10-K. For additional detail on middle molecule treatments, see the discussion in Part I Item 1. “Business” of our 2025 10-K.
Global economic conditions and political and regulatory developments, including, among other things, ongoing inflationary pressures and U.S., state and local administration policies and actions have increased, and may continue to increase, our expenses and may have an impact on our revenue per treatment. For example, the decision to let enhanced premium tax credits expire at the end of 2025 has had an adverse impact on enrollment in the Affordable Care Act exchanges and our commercial mix, which in turn adversely impacts our revenue per treatment, among other things. These global economic conditions and political and regulatory developments also continue to exert pressure on our staffing and labor costs, which have increased year over year due to, among other factors, the continuation of inflationary conditions. While the cumulative impact of any increased staffing, labor, and supply costs and other expenses could be material, we have experienced productivity improvements and we expect these efficiencies to continue throughout the year. Our industry has also experienced increased union organizing activities. For example, union petitions have been filed at a number of our clinics in California. We have had different results with elections and are in different stages with elections and legal challenges. For additional details on the risks related to rising labor costs and union organizing activities, see the discussion in Part I Item 1A. "Risk Factors" of our 2025 10-K under the headings, "Our business is labor intensive..." and "Global health conditions, changing population or demographic trends, severe weather events or natural disasters and general economic and political conditions..."
We believe that the aforementioned developments and general economic, political and global health conditions will continue to impact the Company in the future. Their ultimate impact depends on future developments that are highly uncertain and difficult to predict.
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the three months ended June 30, 2026 compared to the three months ended March 31, 2026, and the year-to-date periods for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Consolidated results of operations
The following tables summarize our revenues, operating income (loss) and adjusted operating income (loss) by line of business. See the discussion of our results for each line of business following the tables. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Three months ended		Q2 2026 vs. Q1 2026
	June 30, 2026	March 31, 2026	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$3,012	$2,942	$70	2.4%
Other — Ancillary services	557	498	59	11.8%
Elimination of intersegment revenues	(14)	(24)	10	41.7%
Total consolidated revenues	$3,554	$3,416	$138	4.0%

Operating income (loss):
U.S. dialysis	$538	$506	$32	6.3%
Other — Ancillary services	57	6	51	850.0%
Corporate administrative support	(16)	(30)	14	46.7%
Operating income	$579	$482	$97	20.1%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Six months ended		YTD Q2 2026 vs. YTD Q2 2025
	June 30, 2026	June 30, 2025	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$5,954	$5,737	$217	3.8%
Other — Ancillary services	1,054	901	153	17.0%
Elimination of intersegment revenues	(38)	(34)	(4)	(11.8)%
Total consolidated revenues	$6,970	$6,603	$367	5.6%

Operating income (loss):
U.S. dialysis	$1,044	$999	$45	4.5%
Other — Ancillary services	63	54	9	16.7%
Corporate administrative support	(46)	(76)	30	39.5%
Operating income	$1,061	$977	$84	8.6%

Adjusted operating income (loss)(1):
U.S. dialysis	$1,044	$1,012	$32	3.2%
Other — Ancillary services	63	54	9	16.7%
Corporate administrative support	(46)	(76)	30	39.5%
Adjusted operating income	$1,061	$990	$71	7.2%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.
U.S. dialysis results of operations
Treatment volume:

	Three months ended		Q2 2026 vs. Q1 2026
	June 30, 2026	March 31, 2026	Amount	Percent
Dialysis treatments	7,226,600	7,029,525	197,075	2.8%
Treatment days	78.0	76.7	1.3	1.7%
Average treatments per day	92,649	91,650	999	1.1%
Number of normalized treatment days(1)	78.0	76.5	1.5	2.0%
Average treatments per normalized day	92,649	91,889	760	0.8%
Normalized non-acquired treatment growth(2)	0.3%	0.1%
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

	Six months ended		YTD Q2 2026 vs. YTD Q2 2025
	June 30, 2026	June 30, 2025	Amount	Percent
Dialysis treatments	14,256,125	14,226,736	29,389	0.2%
Treatment days	154.7	154.7	—	—%
Average treatments per day	92,153	91,963	190	0.2%
Number of normalized treatment days(1)	154.5	154.9	(0.4)	(0.3)%
Average treatments per normalized day	92,273	91,845	428	0.5%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)Normalized treatment days reflect treatment days adjusted to normalize for the mix of days of the week in a given quarter.
Our U.S. dialysis operating revenues and expenses are directly driven by treatment volume. The increase in our U.S. dialysis treatments for the second quarter of 2026 from the first quarter of 2026 was primarily driven by an increase in treatment days and increased patient count. The increase in our U.S. dialysis treatments for the six months ended June 30, 2026 from the six months ended June 30, 2025 was primarily driven by an increase in patient count.
Revenues:

	Three months ended		Q2 2026 vs. Q1 2026
	June 30, 2026	March 31, 2026	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$3,012	$2,942	$70	2.4%
Average patient service revenue per treatment	$415.87	$417.59	$(1.72)	(0.4)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Six months ended		YTD Q2 2026 vs. YTD Q2 2025
	June 30, 2026	June 30, 2025	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$5,954	$5,737	$217	3.8%
Average patient service revenue per treatment	$416.71	$402.38	$14.33	3.6%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
U.S. dialysis average patient service revenue per treatment for the second quarter of 2026 compared to the first quarter of 2026 decreased driven by changes in payor mix and other normal fluctuations, partially offset by seasonal improvements including patients meeting their co-insurance and deductibles, and an increase in average rates.
U.S. dialysis average patient service revenue per treatment for the six months ended June 30, 2026 increased compared to the six months ended June 30, 2025 primarily driven by Medicare base rate and other annual rate increases, as well as other normal fluctuations, partially offset by changes in payor mix.

In June 2026, Centers for Medicare & Medicaid Services (CMS) issued a proposed rule to update the Medicare ESRD Prospective Payment System (PPS) rate and policies for calendar year 2027. CMS estimates that the overall impact of the proposed rule will increase ESRD freestanding facilities’ average reimbursement by 1.1% in 2027 which includes a proposed increase to account for the incorporation of phosphate binders into the ESRD PPS base rate.
Operating expenses and charges:

	Three months ended		Q2 2026 vs. Q1 2026
	June 30, 2026	March 31, 2026	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$2,005	$1,969	$36	1.8%
General and administrative	331	320	11	3.4%
Depreciation and amortization	146	155	(9)	(5.8)%
Equity investment income	(8)	(8)	—	—%
Total operating expenses and charges	$2,474	$2,436	$38	1.6%
Patient care costs per treatment	$277.40	$280.11	$(2.71)	(1.0)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Six months ended		YTD Q2 2026 vs. YTD Q2 2025
	June 30, 2026	June 30, 2025	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$3,974	$3,842	$132	3.4%
General and administrative	651	595	56	9.4%
Depreciation and amortization	302	314	(12)	(3.8)%
Equity investment income	(16)	(12)	(4)	(33.3)%
Total operating expenses and charges	$4,910	$4,738	$172	3.6%
Patient care costs per treatment	$278.74	$270.05	$8.69	3.2%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
Charges impacting operating income - Cybersecurity incident-related charges. During the second quarter of 2025, we experienced a cybersecurity incident that impacted certain elements of our network and resulted in a temporary disruption of our operations. As a result of our efforts to remediate the incident and restore systems with the assistance of third-party cybersecurity professionals, we incurred significant costs, including, but not limited to patient care charges of approximately $1.0 million and general and administrative expenses of approximately $12.5 million during the three and six months ended June 30, 2025. These costs did not include the impact related to business interruption on our results.
Patient care costs. U.S. dialysis patient care costs per treatment for the second quarter of 2026 decreased from the first quarter of 2026 primarily due to decreased labor costs, stemming from a seasonal decrease in payroll taxes and increased productivity levels at our dialysis centers, as well as decreased pharmaceutical costs, including phosphate binders. Additionally, our fixed other direct operating expenses positively impacted patient care costs per treatment due to increased treatments in the second quarter of 2026. These decreases were partially offset by increases in health benefits expense.
U.S. dialysis patient care costs per treatment for the six months ended June 30, 2026 increased from the six months ended June 30, 2025 primarily due to increased compensation expenses, including increased wage rates, as well as increases in insurance costs and health benefits expense.
General and administrative expenses. U.S. dialysis general and administrative expenses in the second quarter of 2026 increased from the first quarter of 2026 primarily due to increased professional fees.
U.S. dialysis general and administrative expenses for the six months ended June 30, 2026 increased from the six months ended June 30, 2025 due to increases in IT-related costs and compensation expenses, including increased wage rates, partially offset by costs related to the cybersecurity incident, as described above.
Depreciation and amortization. U.S. dialysis depreciation and amortization expenses in the second quarter of 2026 decreased compared to the first quarter of 2026 primarily due to lower depreciation expense in the second quarter for certain leasehold improvements and fully depreciated assets.

U.S. dialysis depreciation and amortization expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 decreased primarily due to fully depreciated assets.
Equity investment income. U.S. dialysis equity investment income for the second quarter of 2026 was flat compared to the first quarter of 2026. Equity investment income for the six months ended June 30, 2026 increased compared to the six months ended June 30, 2025 due to increased profitability at certain nonconsolidated dialysis partnerships.
Operating income:

	Three months ended		Q2 2026 vs. Q1 2026
	June 30, 2026	March 31, 2026	Amount	Percent
	(dollars in millions)
Operating income	$538	$506	$32	6.3%

	Six months ended		YTD Q2 2026 vs. YTD Q2 2025
	June 30, 2026	June 30, 2025	Amount	Percent
	(dollars in millions)
Operating income	$1,044	$999	$45	4.5%
Adjusted operating income(1)	$1,044	$1,012	$32	3.2%

(1)For a reconciliation of adjusted operating income by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.
U.S. dialysis operating income for the second quarter of 2026 increased compared to the first quarter of 2025 as a result of all factors discussed above.
For the six months ended June 30, 2026, U.S. dialysis operating income and adjusted operating income both increased compared to the six months ended June 30, 2025, due to the factors discussed above. Operating income was impacted by the cybersecurity incident-related charges in the second quarter of 2025, as described above.

Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of June 30, 2026, these consisted principally of our U.S. IKC business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, and venture investment group), and our international operations.
As of June 30, 2026, DaVita IKC provided integrated care and disease management services to approximately 64,900 patients in risk-based integrated care arrangements and to an additional 5,700 patients in other integrated care arrangements. We also expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include, among other things, healthcare services not related to kidney disease.
For a discussion of the risks related to IKC and our ancillary services, see the discussion in the risk factors in Part I Item 1A. "Risk Factors" of our 2025 10-K under the heading, "We invest in strategic and operational initiatives to maintain our business and expand our capabilities in a complex, evolving and highly regulated environment..."
As of June 30, 2026, our international dialysis business owned or operated 595 outpatient dialysis centers located in 14 countries outside of the United States.
Ancillary services results of operations

	Three months ended		Q2 2026 vs. Q1 2026
	June 30, 2026	March 31, 2026	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$162	$116	$46	39.7%
U.S. other ancillary	9	10	(1)	(10.0)%
International	386	372	14	3.8%
Total ancillary services revenues	$557	$498	$59	11.8%

Operating income (loss)
U.S. IKC	$40	$(19)	$59	310.5%
U.S. other ancillary	(8)	(6)	(2)	(33.3)%
International	25	30	(5)	(16.7)%
Total ancillary services operating income	$57	$6	$51	850.0%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Six months ended		YTD Q2 2026 vs. YTD Q2 2025
	June 30, 2026	June 30, 2025	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$278	$258	$20	7.8%
U.S. other ancillary	19	16	3	18.8%
International	758	627	131	20.9%
Total ancillary services revenues	$1,054	$901	$153	17.0%

Operating income (loss):
U.S. IKC	$21	$(3)	$24	800.0%
U.S. other ancillary	(13)	(10)	(3)	(30.0)%
International	55	67	(12)	(17.9)%
Total ancillary services operating income	$63	$54	$9	16.7%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

Operating income (loss) and adjusted operating income (loss)
IKC operating income for the second quarter of 2026 compared to operating loss for the first quarter of 2026 was primarily driven by a net increase in shared savings. IKC operating income for the six months ended June 30, 2026 compared to operating loss for the six months ended June 30, 2025 was impacted by a net increase in shared savings, partially offset by decreased revenues from our special needs plans.
U.S. other ancillary services operating loss for the second quarter of 2026 remained relatively flat compared to the first quarter of 2026. U.S. other ancillary services operating loss for the six months ended June 30, 2026 increased compared to the six months ended June 30, 2025 primarily due to a reduction of the earn-out obligations related to our transplant software business in the first quarter of 2025.
International operating income for the second quarter of 2026 decreased compared to the first quarter of 2026, primarily driven by a loss on sale of divested centers. International operating income for the six months ended June 30, 2026 decreased compared to the six months ended June 30, 2025, primarily due to favorable changes in the fair value of contingent consideration associated with a prior acquisition recognized in the second quarter of 2025 and increased compensation expense.
Corporate administrative support

	Three months ended		Q2 2026 vs. Q1 2026
	June 30, 2026	March 31, 2026	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(16)	$(30)	$14	46.7%

	Six months ended		YTD Q2 2026 vs. YTD Q2 2025
	June 30, 2026	June 30, 2025	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(46)	$(76)	$30	39.5%
Corporate administrative support expenses for the second quarter of 2026 compared to the first quarter of 2026 decreased primarily due to decreased professional fees. Corporate administrative support expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 decreased primarily due to decreased professional fees and long-term incentive compensation.
Corporate-level charges

	Three months ended		Q2 2026 vs. Q1 2026
	June 30, 2026	March 31, 2026	Amount	Percent
	(dollars in millions)
Debt expense	$150	$145	$5	3.4%
Debt extinguishment and modification costs	$2	$—	$2	100.0%
Weighted average effective interest rate(1)	5.43%	5.44%		(0.01)%
Other income, net	$8	$4	$4	100.0%
Effective income tax rate	21.1%	19.4%		1.7%
Effective income tax rate attributable to DaVita Inc.(2)	25.6%	25.1%		0.5%
Net income attributable to noncontrolling interests	$78	$78	$—	—%

(1)Represents our overall weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, premium and deferred financing charges as of the dates presented.
(2)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see the "Reconciliations of Non-GAAP measures" section below.

	Six months ended		YTD Q2 2026 vs. YTD Q2 2025
	June 30, 2026	June 30, 2025	Amount	Percent
	(dollars in millions)
Debt expense	$295	$281	$14	5.0%
Debt extinguishment and modification costs	$2	$—	$2	100.0%
Weighted average effective interest rate(1)	5.43%	5.73%		(0.30)%
Other income (loss), net	$13	$(40)	$53	132.5%
Effective income tax rate	20.4%	22.6%		(2.2)%
Effective income tax rate attributable to DaVita Inc.(2)	25.4%	28.9%		(3.5)%
Net income attributable to noncontrolling interests	$155	$145	$10	6.9%

(1)Represents our overall weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, premium and deferred financing charges as of the dates presented.
(2)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see the "Reconciliations of Non-GAAP measures" section below.
Debt expense
Debt expense for the second quarter of 2026 compared to the first quarter of 2026 increased primarily due to increased borrowing activity on our revolving line of credit and the issuance of Term Loan B-2 incremental amounts. Debt expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 increased primarily due to an increase in our long-term debt balance related to the issuance of the 6.75% senior notes due 2033 in the second quarter of 2025, partially offset by decreased weighted average effective interest rates.
Debt extinguishment and modification costs
The three and six months ended June 30, 2026 included debt extinguishment and modification costs of $2 million composed of fees incurred in connection with the Term Loan B-2 incremental transaction.
Other income (loss), net
Other income for the second quarter of 2026 increased compared to the first quarter of 2026, primarily due to decreased net losses on investments. Other income for the six months ended June 30, 2026 compared to other loss for the six months ended June 30, 2025 was impacted by equity investment losses at Mozarc Medical Holding LLC recognized in 2025 and net gains on other investments in 2026 compared to net losses in 2025.
Provision for income taxes
The effective income tax rate and the effective income tax rate attributable to DaVita Inc. increased for the second quarter of 2026 compared to the first quarter of 2026 primarily due to benefits recognized in the first quarter of 2026 from stock-based compensation, partially offset by tax benefits related to renewable energy credits purchased in the second quarter of 2026.
The effective income tax rate and the effective income tax rate attributable to DaVita Inc. for the six months ended June 30, 2026 decreased compared to the six months ended June 30, 2025 primarily due to the recognition of the write down of a 2014 tax refund claim in the second quarter of 2025.
Net income attributable to noncontrolling interests
The net income attributable to noncontrolling interests for the second quarter of 2026 was relatively flat compared to the first quarter of 2026. The increase in net income attributable to noncontrolling interests for the six months ended June 30, 2026 from the six months ended June 30, 2025 was due to increased profitability at certain U.S. dialysis partnerships.
U.S. dialysis accounts receivable
Our U.S. dialysis accounts receivable balances at June 30, 2026 and December 31, 2025 were $1.719 billion and $1.610 billion, respectively, representing approximately 52 days and 49 days of revenue outstanding (DSO), respectively. The increase in DSO is primarily due to timing of collections. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes from the first quarter of 2026 to the second quarter of 2026 in the carrying value of accounts receivable outstanding over one year old.
Liquidity and capital resources
The following table summarizes our major sources and uses of cash, cash equivalents and restricted cash:

	Six months ended June 30,		YTD Q2 2026 vs. YTD Q2 2025
	2026	2025	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$618	$507	$111	21.9%
Non-cash items in net income	472	459	13	2.8%
Other working capital changes	(260)	(453)	193	42.6%
Other	(20)	(9)	(11)	(122.2)%
	$811	$504	$307	60.9%

Net cash used in investing activities:
Maintenance capital expenditures(1)	$(197)	$(185)	$(12)	(6.5)%
Development capital expenditures(2)	(75)	(80)	5	6.3%
Acquisition expenditures	(39)	(11)	(28)	(254.5)%
Proceeds from sale of self-developed properties	2	21	(19)	(90.5)%
Other	(25)	25	(50)	(200.0)%
	$(333)	$(229)	$(104)	(45.4)%

Net cash used in financing activities:
Debt issuances, net	$504	$815	$(311)	(38.2)%
Deferred and debt-related financing costs	(5)	(25)	20	80.0%
Distributions to noncontrolling interests	(150)	(151)	1	0.7%
Contributions from noncontrolling interests	4	3	1	33.3%
Stock award exercises and other share issuances	(58)	(22)	(36)	(163.6)%
Share repurchases	(761)	(994)	233	23.4%
Other	(19)	(4)	(15)	(375.0)%
	$(484)	$(378)	$(106)	(28.0)%

Total number of shares repurchased	5,243	6,727	(1,484)	(22.1)%
Free cash flow(3)	$396	$112	$284	253.6%
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
Consolidated cash flows
Consolidated cash flows from operating activities during the six months ended June 30, 2026 increased compared to the six months ended June 30, 2025. The increase was principally due to an increase in operating results combined with favorable changes in working capital, benefiting from favorable collections during the six months ended June 30, 2026 compared to the disruption in collections related to the cybersecurity incident, as discussed above, during the six months ended June 30, 2025.

Free cash flow during the six months ended June 30, 2026 increased as compared to the six months ended June 30, 2025 primarily due to an increase in net cash provided by operating activities, as described above, partially offset by a decrease in proceeds from sale of self-developed properties.
Significant sources of cash during the period included the incurrence of an incremental Term Loan B-2 tranche in the aggregate principal amount of $500 million and net draws on our revolving line of credit of $65 million. Significant uses of cash included regularly scheduled principal payments under our senior secured credit facilities totaling approximately $25 million on our Term Loan A-2 and $11 million on Term Loan B-2, as well as additional required payments under other debt arrangements. In addition, during the six months ended June 30, 2026 we used cash to repurchase 5.2 million shares of our common stock.
By comparison, the same period in 2025 included the issuance of the 6.75% Senior Notes in the amount of $1,000 million. Significant uses of cash included the repayment of $93 million in interest-free funding made available by UnitedHealth Group and its affiliates following the cybersecurity breach that affected Change Healthcare, a subsidiary of UnitedHealth Group, during the first quarter of 2024, regularly scheduled principal payments under our senior secured credit facilities totaling approximately $59 million on our Term Loan A-1 and $8 million on Term Loan B-1, and additional required payments under other debt arrangements. We also recognized financing cash outflows of $12 million in deferred financing costs related to the 6.75% Senior Notes transaction, as well as $13 million in cap premium fees for our 2025 forward interest rate cap agreements. In addition, during the six months ended June 30, 2025 we used cash to repurchase 6.7 million shares of our common stock.
Dialysis center footprint
The table below shows the footprint of our dialysis operations by number of dialysis centers owned or operated:

	U.S.		International
	Six months ended June 30,
	2026	2025	2026	2025
Number of centers operated at beginning of period	2,657	2,657	585	509
Acquired centers	8	2	13	1
Developed centers	4	9	2	6
Net change in non-owned managed or administered centers(1)	3	—	2	4
Sold and closed centers(2)	—	(3)	(5)	(4)
Closed centers(3)	(1)	(3)	(2)	(3)
Number of centers operated at end of period	2,671	2,662	595	513

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
Available liquidity
As of June 30, 2026, we had $1.435 billion available and $65 million drawn on our $1.5 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of June 30, 2026. We separately had approximately $188 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
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
There were no non-GAAP adjustments during the three and six months ended June 30, 2026 or the three months ended March 31, 2026.

	Six months ended June 30, 2025
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$999	$(3)	$(10)	$67	$54	$(76)	$977
Cybersecurity incident-related charges(1)	$13	—	—	—	—	—	13
Adjusted operating income (loss)	$1,012	$(3)	$(10)	$67	$54	$(76)	$990
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

	Three months ended		Six months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
	(dollars in millions)
Income before income taxes	$435	$341	$776	$655
Less: Noncontrolling owners' income primarily attributable to non-tax paying entities	(78)	(78)	(156)	(146)
Income before income taxes attributable to DaVita Inc.	$357	$264	$620	$510
Income tax expense	$92	$66	$158	$148
Less: Income tax attributable to noncontrolling interests	(1)	—	(1)	—
Income tax expense attributable to DaVita Inc.	$91	$66	$157	$147
Effective income tax rate on income attributable to DaVita Inc.	25.6%	25.1%	25.4%	28.9%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Six months ended
	June 30, 2026	June 30, 2025
	(dollars in millions)
Net cash provided by operating activities	$811	$504
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Distributions to noncontrolling interests	(150)	(151)
Contributions from noncontrolling interests	4	3
Maintenance capital expenditures	(197)	(185)
Development capital expenditures	(75)	(80)
Proceeds from sale of self-developed properties	2	21
Free cash flow	$396	$112
Certain columns or rows may not sum due to the presentation of rounded numbers.
Off-balance sheet arrangements and aggregate contractual obligations
In addition to the debt obligations and operating lease liabilities reflected on our balance sheet, we have certain potential commitments associated with letters of credit, working capital funding or other financing, if necessary, to certain nonconsolidated businesses that we manage and in which we own a noncontrolling equity interest or which are wholly-owned by third parties. We also have agreed to future investments in particular equity method and other investments if certain milestones are achieved or capital calls are made, as applicable. Additionally, see Note 14 to the condensed consolidated financial statements for discussion of the acquisition of a noncontrolling minority interest in Elara Caring, which closed effective July 20, 2026. For additional information, see Note 16 to the consolidated financial statements included in our 2025 10-K.
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
For information on the maturities and other terms of our long-term debt and outstanding letters of credit, see Note 6 to the condensed consolidated financial statements.
As of June 30, 2026, we have outstanding purchase agreements with various suppliers to purchase set amounts of dialysis equipment, parts, pharmaceuticals, supplies and technology services. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier, as described further in Note 16 to the consolidated financial statements included in our 2025 10-K.

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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during the second quarter of 2026:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
April 1-30, 2026	786	$149.75	786	$1,638,550
May 1-31, 2026	1,220	$149.84	1,220	$1,455,685
June 1-30, 2026	232	$199.55	232	$1,409,473
	2,238	$154.95	2,238

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
As of July 31, 2026, we had approximately $1,373 million, excluding excise taxes, available under current repurchase authorizations for additional share repurchases. Although these share repurchase authorizations do not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Director and Officer Trading Arrangements
None of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of SEC Regulation S-K) during the quarter ended June 30, 2026.

Item 6.    Exhibits

Exhibit
Number

10.1	Ninth Amendment, dated as of June 8, 2026, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and swingline lender (including a conformed copy of the Credit Agreement, reflecting all amendments through the Ninth Amendment, attached as Annex A thereto).(1)

31.1	Certification of the Chief Executive Officer, dated August 4, 2026, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 4, 2026, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 4, 2026, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 4, 2026, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Included in this filing.
(1)	Filed on June 8, 2026, as an exhibit to the Company's Current Report on Form 8-K

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Chief Accounting Officer*
Date: August 4, 2026

*	Mr. Berry has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.