Form 10-Q
period 2026-09-30
DAVITA INC.
filed 2026-10-29
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of October 27, 2026, the number of shares of the registrant’s common stock outstanding was approximately 62.9 million shares.

DAVITA INC.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars and shares in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Dialysis patient service revenues	$3,408,266	$3,298,090	$10,047,440	$9,607,954
Other revenues	169,860	122,137	500,318	415,328
Total revenues	3,578,126	3,420,227	10,547,758	10,023,282
Operating expenses:
Patient care costs	2,451,047	2,332,759	7,185,305	6,833,959
General and administrative	408,697	414,373	1,254,069	1,201,268
Depreciation and amortization	165,188	177,490	510,825	528,645
Equity investment income, net	(8,237)	(10,162)	(24,765)	(23,135)
Goodwill and other asset impairment charges	62,176	—	62,176	—
Total operating expenses	3,078,871	2,914,460	8,987,610	8,540,737
Operating income	499,255	505,767	1,560,148	1,482,545
Debt expense	(150,016)	(150,557)	(445,403)	(431,674)
Debt extinguishment and modification costs	—	(5,150)	(2,035)	(5,150)
Other income (loss), net	9,468	(41,257)	22,241	(81,657)
Income before income taxes	358,707	308,803	1,134,951	964,064
Income tax expense	89,318	68,554	247,304	216,379
Net income	269,389	240,249	887,647	747,685
Less: Net income attributable to noncontrolling interests	(46,458)	(89,917)	(201,789)	(235,099)
Net income attributable to DaVita Inc.	$222,931	$150,332	$685,858	$512,586

Earnings per share attributable to DaVita Inc.:
Basic net income	$3.49	$2.09	$10.50	$6.77
Diluted net income	$3.40	$2.04	$10.27	$6.62

Weighted average shares for earnings per share:
Basic shares	63,835	72,075	65,322	75,768
Diluted shares	65,504	73,769	66,811	77,442
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$269,389	$240,249	$887,647	$747,685
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on interest rate cap agreements:
Unrealized gains (losses)	26,777	(4,418)	34,729	(19,358)
Reclassifications of net realized losses into net income	2,877	1,427	8,632	4,468
Unrealized (losses) gains on foreign currency translation	(564)	24,669	49,961	209,526
Other comprehensive income	29,090	21,678	93,322	194,636
Total comprehensive income	298,479	261,927	980,969	942,321
Less: Comprehensive income attributable to noncontrolling interests	(46,458)	(89,917)	(201,789)	(235,099)
Comprehensive income attributable to DaVita Inc.	$252,021	$172,010	$779,180	$707,222
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars and shares in thousands, except per share data)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$495,629	$676,438
Restricted cash and equivalents	83,631	81,309
Short-term investments	70,673	24,303
Accounts receivable	2,509,014	2,414,690
Inventories	161,464	160,627
Contract assets and other receivables	565,459	494,414
Prepaid and other current assets	141,147	156,285
Income tax receivable	47,807	49,937
Total current assets	4,074,824	4,058,003
Property and equipment, net of accumulated depreciation of $6,985,414 and $6,602,134, respectively	2,731,171	2,812,966
Operating lease right-of-use assets	2,434,212	2,397,179
Intangible assets, net of accumulated amortization of $39,378 and $37,751, respectively	221,070	222,125
Equity method and other investments	404,305	157,249
Long-term investments	38,382	40,966
Other long-term assets	364,506	246,520
Goodwill	7,548,042	7,545,095
	$17,816,512	$17,480,103
LIABILITIES AND EQUITY
Accounts payable	$662,199	$696,148
Other liabilities	848,178	893,024
Accrued compensation and benefits	747,911	793,478
Current portion of operating lease liabilities	438,132	425,484
Current portion of long-term debt	112,491	109,201
Income tax payable	23,143	24,359
Due to related party	54,714	199,940
Total current liabilities	2,886,768	3,141,634
Long-term operating lease liabilities	2,185,179	2,175,658
Long-term debt	10,656,624	10,163,988
Other long-term liabilities	100,431	83,516
Deferred income taxes	861,693	756,869
Total liabilities	16,690,695	16,321,665
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,484,283	1,532,166
Equity:
Preferred stock ($0.001 par value, 5,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000 shares authorized; 69,237 shares issued and 63,400 shares outstanding at September 30, 2026, 68,549 shares issued and outstanding at December 31, 2025)	69	69
Additional paid-in capital	53,979	—
Accumulated earnings (deficit)	301,565	(328,428)
Treasury stock (5,837 and zero shares, respectively)	(917,239)	(199,940)
Accumulated other comprehensive loss	(29,461)	(122,783)
Total DaVita Inc. shareholders' equity deficit	(591,087)	(651,082)
Noncontrolling interests not subject to put provisions	232,621	277,354
Total equity deficit	(358,466)	(373,728)
	$17,816,512	$17,480,103
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$887,647	$747,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	510,825	528,645
Goodwill and other asset impairment charges	62,176	—
Loss on extinguishment of debt	—	4,253
Stock-based compensation expense	83,378	101,559
Deferred income taxes	91,207	68,989
Equity investment loss, net	887	91,532
Other non-cash losses, net	14,668	11,522
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(67,585)	(144,688)
Inventories	1,103	913
Other current assets	(50,210)	(153,428)
Other long-term assets	(47,733)	(21)
Accounts payable	(47,803)	97,879
Accrued compensation and benefits	(64,671)	19,279
Other current liabilities	(50,713)	16,462
Income taxes	453	(30,635)
Other long-term liabilities	6,101	(14,172)
Net cash provided by operating activities	1,329,730	1,345,774
Cash flows from investing activities:
Additions of property and equipment	(431,323)	(430,434)
Acquisitions	(41,693)	(118,337)
Proceeds from asset and business sales	16,297	32,337
Purchase of debt investments held-to-maturity	(66,788)	(15,842)
Purchase of other debt and equity investments	(29,832)	(3,352)
Proceeds from debt investments held-to-maturity	17,020	38,051
Proceeds from sale of other debt and equity investments	4,382	6,706
Purchase of equity method investments	(221,839)	(2,466)
Distributions from equity method investments	329	1,514
Net cash used in investing activities	(753,447)	(491,823)
Cash flows from financing activities:
Borrowings	3,511,331	4,672,170
Payments on long-term debt	(3,021,008)	(3,880,721)
Deferred and debt related financing costs	(10,602)	(26,416)
Purchase of treasury stock from related party	(419,318)	(430,286)
Other purchases of treasury stock	(450,862)	(1,033,887)
Distributions to noncontrolling interests	(243,786)	(232,721)
Net proceeds from issuance of common stock under employee stock plans	14,509	17,583
Payment of tax withholdings on net share settlements of equity awards	(68,968)	(33,764)
Contributions from noncontrolling interests	4,636	3,999
Proceeds from sales of additional noncontrolling interests	—	169
Purchases of noncontrolling interests	(70,593)	(16,385)
Net cash used in financing activities	(754,661)	(960,259)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(109)	21,897
Net decrease in cash, cash equivalents and restricted cash	(178,487)	(84,411)
Cash, cash equivalents and restricted cash at beginning of the year	757,747	879,825
Cash, cash equivalents and restricted cash at end of the period	$579,260	$795,414
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended September 30, 2026
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity deficit								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Accumulated earnings (deficit)	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at June 30, 2026	$1,561,416	69,198	$69	$—	$81,233	(5,243)	$(787,847)	$(58,551)	$(765,096)	$283,118
Comprehensive income:
Net income	53,849				222,931				222,931	(7,391)
Other comprehensive income								29,090	29,090
Stock award plan		39	—	(5,064)					(5,064)
Stock-settled stock-based compensation expense				28,327					28,327
Changes in noncontrolling interest from:
Distributions	(62,146)									(31,748)
Contributions	380									17
Acquisitions and divestitures										(850)
Partial purchases	(40,054)				(2,599)				(2,599)	(8,882)
Fair value remeasurements	(30,805)			30,805					30,805
Purchase of treasury stock						(594)	(111,191)		(111,191)
Changes in share purchase obligation							(18,201)		(18,201)
Other	1,643			(89)					(89)	(1,643)
Balance at September 30, 2026	$1,484,283	69,237	$69	$53,979	$301,565	(5,837)	$(917,239)	$(29,461)	$(591,087)	$232,621

	Nine months ended September 30, 2026
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity deficit								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Accumulated (deficit) earnings	Treasury stock		Accumulated other comprehensive loss	Total
		Shares	Amount			Shares	Amount
Balance at December 31, 2025	$1,532,166	68,549	$69	$—	$(328,428)	—	$(199,940)	$(122,783)	$(651,082)	$277,354
Comprehensive income:
Net income	157,619				685,858				685,858	44,170
Other comprehensive income								93,322	93,322
Stock award plan		688	—	(32,956)	(35,921)				(68,877)
Stock-settled stock-based compensation expense				78,384					78,384
Changes in noncontrolling interest from:
Distributions	(161,872)									(81,914)
Contributions	2,885									1,751
Acquisitions and divestitures										1,785
Partial purchases	(53,212)			348	(6,598)				(6,250)	(8,882)
Fair value remeasurements	5,054			8,292	(13,346)				(5,054)
Purchase of treasury stock						(5,837)	(862,525)		(862,525)
Changes in share purchase obligation							145,226		145,226
Other	1,643			(89)					(89)	(1,643)
Balance at September 30, 2026	$1,484,283	69,237	$69	$53,979	$301,565	(5,837)	$(917,239)	$(29,461)	$(591,087)	$232,621

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY — (continued)
(unaudited)
(dollars and shares in thousands)

	Three months ended September 30, 2025
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity deficit								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained Earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at June 30, 2025	$1,660,990	90,777	$91	$356,884	$1,896,884	(16,560)	$(2,485,654)	$(137,838)	$(369,633)	$261,666
Comprehensive income:
Net income	57,407				150,332				150,332	32,510
Other comprehensive income								21,678	21,678
Stock award plan		34	—	(3,288)					(3,288)
Stock-settled stock-based compensation expense				38,721					38,721
Changes in noncontrolling interest from:
Distributions	(54,367)									(27,267)
Contributions	688									733
Partial purchases	(7,586)			(2,710)					(2,710)
Fair value remeasurements	(12,178)			12,178					12,178
Purchase of treasury stock						(3,274)	(465,141)		(465,141)
Changes in share purchase obligation							45,989		45,989
Balance at September 30, 2025	$1,644,954	90,811	$91	$401,785	$2,047,216	(19,834)	$(2,904,806)	$(116,160)	$(571,874)	$267,642

	Nine months ended September 30, 2025
	Non- controlling interests subject to put provisions	DaVita Inc. shareholders’ equity (deficit)								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss	Total
		Shares	Amount			Shares	Amount
Balance at December 31, 2024	$1,695,483	90,369	$90	$286,270	$1,534,630	(9,833)	$(1,389,072)	$(310,796)	$121,122	$274,746
Comprehensive income:
Net income	157,031				512,586				512,586	78,068
Other comprehensive income								194,636	194,636
Stock award plan		442	1	(33,765)					(33,764)
Stock-settled stock-based compensation expense				100,575					100,575
Changes in noncontrolling interest from:
Distributions	(150,954)									(81,767)
Contributions	3,048									951
Acquisitions and divestitures	4,545			(15)					(15)	(4,356)
Partial purchases	(13,451)			(2,028)					(2,028)
Fair value remeasurements	(50,748)			50,748					50,748
Purchase of treasury stock						(10,001)	(1,461,387)		(1,461,387)
Changes in share purchase obligation							(54,347)		(54,347)
Balance at September 30, 2025	$1,644,954	90,811	$91	$401,785	$2,047,216	(19,834)	$(2,904,806)	$(116,160)	$(571,874)	$267,642
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
2.     Revenue recognition
The following tables summarize the Company's segment revenues by primary payor source:

	Three months ended September 30, 2026			Three months ended September 30, 2025
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$1,756,098	$	$1,756,098	$1,715,224	$	$1,715,224
Medicaid and Managed Medicaid	228,173		228,173	214,658		214,658
Other government	89,887	252,760	342,647	86,996	237,627	324,623
Commercial	969,474	133,882	1,103,356	956,887	98,630	1,055,517
Other revenues:
Medicare and Medicare Advantage		137,027	137,027		85,877	85,877
Commercial		4,265	4,265		3,762	3,762
Other(1)	6,846	23,832	30,678	6,275	28,994	35,269
Eliminations of intersegment revenues	(22,008)	(2,110)	(24,118)	(11,932)	(2,771)	(14,703)
Total	$3,028,470	$549,656	$3,578,126	$2,968,108	$452,119	$3,420,227

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	U.S. dialysis	Other — Ancillary services	Consolidated	U.S. dialysis	Other — Ancillary services	Consolidated
Dialysis patient service revenues:
Medicare and Medicare Advantage	$5,180,801	$	$5,180,801	$4,983,850	$	$4,983,850
Medicaid and Managed Medicaid	667,947		667,947	638,865		638,865
Other government	271,675	737,316	1,008,991	246,846	672,928	919,774
Commercial	2,863,944	379,598	3,243,542	2,828,790	277,057	3,105,847
Other revenues:
Medicare and Medicare Advantage		397,776	397,776		324,981	324,981
Medicaid and Managed Medicaid		—	—		2	2
Commercial		14,153	14,153		14,786	14,786
Other(1)	19,636	77,238	96,874	18,248	65,647	83,895
Eliminations of intersegment revenues	(53,841)	(8,485)	(62,326)	(40,382)	(8,336)	(48,718)
Total	$8,950,162	$1,597,596	$10,547,758	$8,676,217	$1,347,065	$10,023,282

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
For its IKC business, the Company recognized revenues for performance obligations satisfied in previous years of $137,520 and $103,741 during the nine months ended September 30, 2026 and 2025, respectively. The delay in recognition of these amounts resulted predominantly from measurement limitations and recognition constraints on the Company's value-based care contracts with health plans, many of which are complex. Recognition of revenue from the Company's government Comprehensive Kidney Care Contracting program also has certain constraints for plan years 2025 and 2026.
Customer contract assets. The carrying value of customer contract assets, which are included in contract assets and other receivables and other long-term assets on the Company’s consolidated balance sheet, was $386,724 and $310,541 as of September 30, 2026 and December 31, 2025, respectively.

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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income attributable to DaVita Inc.	$222,931	$150,332	$685,858	$512,586
Weighted average shares outstanding:
Basic shares	63,835	72,075	65,322	75,768
Assumed incremental from stock plans	1,669	1,694	1,489	1,674
Diluted shares	65,504	73,769	66,811	77,442
Basic net income per share attributable to DaVita Inc.	$3.49	$2.09	$10.50	$6.77
Diluted net income per share attributable to DaVita Inc.	$3.40	$2.04	$10.27	$6.62

Anti-dilutive stock-settled awards excluded from calculation(1)	1	98	165	184

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
4.     Short-term and long-term investments
The Company’s short-term and long-term investments, consisting of debt instruments classified as held-to-maturity and equity investments with readily determinable fair values or redemption values, were as follows:

	September 30, 2026			December 31, 2025
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit, bonds and other	$67,173	$—	$67,173	$24,320	$—	$24,320
Investments in mutual funds	—	41,882	41,882	—	40,949	40,949
	$67,173	$41,882	$109,055	$24,320	$40,949	$65,269
Short-term investments	$67,173	$3,500	$70,673	$19,903	$4,400	$24,303
Long-term investments	—	38,382	38,382	4,417	36,549	40,966
	$67,173	$41,882	$109,055	$24,320	$40,949	$65,269

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

5.    Equity method and other investments
The Company maintains equity method and other minor investments in the private securities of certain other healthcare and healthcare-related businesses as follows:

	September 30, 2026	December 31, 2025
Equity method partnerships	$354,789	$133,486
Adjusted cost method and other investments	49,516	23,763
	$404,305	$157,249
During the nine months ended September 30, 2026 and 2025, the Company recognized equity investment income of $24,765 and $23,135, respectively, from its equity method investments in nonconsolidated dialysis partnerships. The Company also recognized equity investment gains (losses) from equity method investments in other businesses of $1,345 and $(95,013) in other income (loss), net, during the nine months ended September 30, 2026 and 2025, respectively.
Effective July 20, 2026, the Company acquired a noncontrolling minority interest in Elara Caring, a leading national provider of skilled home health, hospice, behavioral health, and personal care services with a cash payment of $200,000, subject to certain customary post-closing adjustments. Equity method income or loss recognized from this investment is included in other income (loss), net on a one-month lag.
6.     Goodwill
Changes in the carrying value of goodwill by reportable segment were as follows:

	U.S. dialysis	Other — Ancillary services	Consolidated
Balance at December 31, 2024	$6,517,220	$857,996	$7,375,216
Acquisitions	10,396	61,288	71,684
Foreign currency and other adjustments	—	98,195	98,195
Balance at December 31, 2025	6,527,616	1,017,479	7,545,095
Acquisitions	25,903	24,106	50,009
Impairment charges	—	(57,104)	(57,104)
Foreign currency and other adjustments	—	10,042	10,042
Balance at September 30, 2026	$6,553,519	$994,523	$7,548,042

Balance at September 30, 2026:
Goodwill	$6,553,519	$1,204,478	$7,757,997
Accumulated impairment charges	—	(209,955)	(209,955)
	$6,553,519	$994,523	$7,548,042
Substantially all of the Company's operating segments described in Note 13 to the condensed consolidated financial statements represents an individual reporting unit for goodwill impairment assessment purposes.
The Company performs its annual goodwill impairment assessments at various points throughout the year for its reporting units, including in the third quarter.
During the three months ended September 30, 2026, the Company recognized goodwill impairment charges of $57,104 in its China reporting unit, of which $31,597 was allocated to noncontrolling interests. The impairment charge resulted primarily from adverse reimbursement rate changes and corresponding operating developments across non-renal hospital services. The estimated fair value of the China reporting unit was determined using an income approach based on discounted cash flow projections.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Further changes in patient census, operating margins, reimbursement rates, or other adverse changes in expected future cash flows or valuation assumptions could result in additional goodwill impairment charges in the future for the China reporting unit, which remains at risk of goodwill impairment as of September 30, 2026:

Reporting unit	Goodwill balance as of September 30, 2026	Carrying amount coverage(1)	Sensitivities
			Discount rate(2)	Operating income(3)
China	$42,930	—%	(9.6)%	(2.2)%

(1)Excess of estimated fair value of the reporting unit over its carrying amount as of the latest assessment date.
(2)Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.
(3)Potential impact on estimated fair value of a sustained, long-term reduction of 300 basis points in operating income as of the latest assessment date.
The Company performed various other annual impairment assessments during the nine months ended September 30, 2026, with no other impairments indicated. Except as described above, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of September 30, 2026.
7.     Long-term debt
Long-term debt comprised the following:

				As of September 30, 2026
	September 30, 2026	December 31, 2025	Maturity date	Interest rate	Estimated fair value(1)
Senior Secured Credit Facilities:
Term Loan A-2(2)	$1,962,500	$2,000,000	11/24/2030	SOFR + 1.50%	$1,955,141
Term Loan B-2	2,351,956	1,868,559	5/9/2031	SOFR + 1.75%	$2,343,136
Revolving line of credit(2)	80,000	—	11/24/2030	SOFR + 1.50%	$80,000
Senior Notes:
4.625% Senior Notes	2,750,000	2,750,000	6/1/2030	4.625%	$2,564,375
3.75% Senior Notes	1,500,000	1,500,000	2/15/2031	3.75%	$1,327,500
6.875% Senior Notes	1,000,000	1,000,000	9/1/2032	6.875%	$991,250
6.75% Senior Notes	1,000,000	1,000,000	7/15/2033	6.75%	$980,000
Acquisition obligations and other notes payable(3)	36,176	40,904	2026-2038	5.16%	$36,176
Financing lease obligations(4)	151,611	185,120	2027-2039	4.26%
Total debt principal outstanding	10,832,243	10,344,583
Discount, premium and deferred financing costs	(63,128)	(71,394)
	10,769,115	10,273,189
Less current portion	(112,491)	(109,201)
	$10,656,624	$10,163,988

(1)See Note 12 for discussion of the Company's fair value estimates.
(2)Outstanding Term Loan A-2 and revolving line of credit balances are due on November 24, 2030, unless any of the 4.625% senior notes due 2030 (the 4.625% Senior Notes) remain outstanding 91 days prior to the 4.625% Senior Notes maturity date, in which case the outstanding Term Loan A-2 and revolving line of credit balances become due at that 91 day date (March 2, 2030).
(3)The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current fixed and variable interest rate components in effect as of September 30, 2026.
(4)Financing lease obligations are measured at their approximate present values at inception. The interest rate presented is the weighted average discount rate embedded in financing leases outstanding.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at September 30, 2026 were as follows:

2026 (remainder of the year)	$31,412
2027	$112,997
2028	$160,357
2029	$146,939
2030	$4,570,280
2031	$3,765,117
Thereafter	$2,045,141
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
During the first nine months of 2026, the Company made regularly scheduled principal payments under its senior secured credit facilities totaling $37,500 on Term Loan A-2 and $16,603 on Term Loan B-2.
As of September 30, 2026, the effective portion of the Company's interest rate cap agreements, as detailed in the table below, have the economic effect of capping the Company's maximum exposure to SOFR variable interest rate changes on equivalent amounts of the Company's floating rate debt, including all of Term Loan B-2 and a portion of Term Loan A-2. The remaining $814,456 outstanding principal balance of Term Loan A-2 and $80,000 balance outstanding on the revolving line of credit are subject to SOFR-based interest rate volatility. The Company's interest rate cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. The original premiums paid for the caps are amortized to debt expense on a straight-line basis over the term of each cap agreement starting from its effective date. These cap agreements do not contain credit risk-contingent features.
The following table summarizes the Company’s interest rate cap agreements outstanding as of September 30, 2026:

Year cap agreements executed	Initial notional amount	SOFR maximum rate	Approximate effective date	Maturity date	Notional amount effective through December 31
					2026	2027	2028	2029	2030
2023	$500,000	4.50%	6/30/2024	12/31/2026	$500,000
2023	$750,000	4.00%	12/31/2024	12/31/2026	$500,000
2024	$1,750,000	4.50%(1)	12/31/2025	12/31/2027	$1,750,000	$1,000,000
2024	$750,000	4.00%(2)	12/31/2025	12/31/2027	$750,000	$500,000
2025	$1,000,000	4.50%(3)	12/31/2026	12/31/2028		$1,000,000	$750,000
2025	$1,000,000	4.25%(4)	12/31/2026	12/31/2028		$1,000,000	$1,000,000
2025	$1,750,000	4.25%	12/31/2027	12/31/2028			$1,750,000
2025	$1,000,000	4.50%	12/31/2028	12/31/2029				$1,000,000
2026	$1,500,000	4.75%	12/31/2028	12/31/2029				$1,500,000
2026	$500,000	5.25%	12/31/2028	12/31/2030				$500,000	$500,000
Total notional coverage					$3,500,000	$3,500,000	$3,500,000	$3,000,000	$500,000
Weighted average strike rate					4.32%	4.46%	4.43%	4.75%	5.25%

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

See Note 10 for further details on amounts reclassified from accumulated other comprehensive loss and recorded as debt expense (offset) related to the Company’s interest rate cap agreements for the three and nine months ended September 30, 2026 and 2025. See Note 12 for discussion of the Company's fair value estimates.
As a result of the variable rate cap from the Company's 2023 interest rate cap agreements, the Company’s weighted average effective interest rate on its senior secured credit facilities at the end of the third quarter of 2026 was 6.02%, based on the current margins in effect for its senior secured credit facilities as of September 30, 2026, as detailed in the table above.
The Company’s weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, premium and deferred financing costs was 5.54% as of September 30, 2026.
As of September 30, 2026, the Company had $1,420,000 available and $80,000 drawn on its $1,500,000 revolving line of credit under its senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding under the facility, of which there were none as of September 30, 2026. The Company also had letters of credit of approximately $184,758 outstanding under a separate bilateral secured letter of credit facility as of September 30, 2026.
8.    Commitments and contingencies
The Company operates in a highly regulated industry and is a party to, or has the potential to be a party to, various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings, including, without limitation, those described below. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of September 30, 2026 and December 31, 2025, each of the Company’s recorded accruals with respect to legal proceedings and regulatory matters were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
9.    Shareholders' equity
Stock-based compensation
During the nine months ended September 30, 2026, the Company granted 735 stock-settled restricted and performance stock units with an aggregate grant-date fair value of $118,130. Additionally, the Company granted 98 stock-settled stock appreciation rights with an aggregate grant-date fair value of $5,460.
As of September 30, 2026, the Company had $165,363 in total estimated but unrecognized stock-based compensation expense under the Company's equity compensation and employee stock purchase plans. The Company expects to recognize this expense over a weighted average remaining period of 1.4 years.
Share repurchases
The following table summarizes the Company's common stock repurchases during the three and nine months ended September 30, 2026:

	Three months ended September 30, 2026			Nine months ended September 30, 2026
	Shares repurchased	Amount paid(1)	Average amount(2)	Shares repurchased	Amount paid(1)	Average amount(2)
Open market repurchases:	411	$74,678	$180.27	2,775	$443,207	$158.49
Berkshire repurchases:	183	36,513	$199.55	3,062	419,318	$136.95
Total repurchases:	594	$111,191	$186.21	5,837	$862,525	$147.19

(1)Includes commissions and excise tax, as applicable. The excise tax is recorded as part of the cost basis of treasury shares repurchased and, as such, is included in stockholders’ equity.
(2)Excludes commissions and excise tax.
Subsequent to September 30, 2026 through October 27, 2026, the Company repurchased 479 shares of its common stock for $86,703 at an average price paid of $180.57 per share, inclusive of the shares repurchased from Berkshire Hathaway Inc. as discussed below.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

As of October 27, 2026, the Company has a total of $1,212,423, excluding excise taxes, available under current authorizations for additional share repurchases. Although these share repurchase authorizations do not have an expiration date, the Company remains subject to share repurchase limitations, including under the terms of its senior secured credit facilities.
Berkshire share repurchase agreement
Pursuant to the April 30, 2024 share repurchase agreement with Berkshire Hathaway Inc. on behalf of itself and its affiliates (collectively, Berkshire), the Company had a repurchase obligation at September 30, 2026 to purchase shares from Berkshire for $54,714 in the aggregate, recorded as a payable and classified as due to related party on the Company's consolidated balance sheet. Subsequent to September 30, 2026, as the Company continued open market share repurchases, the obligation to Berkshire increased. On October 27, 2026, the Company settled the Berkshire repurchase obligation in total for 383 shares of common stock for $69,026, at an average price paid of $180.43 per share.
See Note 18 to the Company's consolidated financial statements included in the 2025 10-K for further discussion of the Company’s relationship with Berkshire and the share repurchase agreement.
10.     Accumulated other comprehensive loss

	Three months ended September 30, 2026			Nine months ended September 30, 2026
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$(8,691)	$(49,860)	$(58,551)	$(22,398)	$(100,385)	$(122,783)
Unrealized gains (losses)	35,679	(564)	35,115	46,275	49,961	96,236
Related income tax	(8,902)	—	(8,902)	(11,546)	—	(11,546)
	26,777	(564)	26,213	34,729	49,961	84,690
Reclassification into net income	3,834	—	3,834	11,501	—	11,501
Related income tax	(957)	—	(957)	(2,869)	—	(2,869)
	2,877	—	2,877	8,632	—	8,632
Ending balance	$20,963	$(50,424)	$(29,461)	$20,963	$(50,424)	$(29,461)

	Three months ended September 30, 2025				Nine months ended September 30, 2025
	Defined benefit pension plan	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Defined benefit pension plan	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$46	$(20,456)	$(117,428)	$(137,838)	$46	$(8,557)	$(302,285)	$(310,796)
Unrealized (losses) gains	—	(5,886)	24,669	18,783	—	(25,792)	209,526	183,734
Related income tax	—	1,468	—	1,468	—	6,434	—	6,434
	—	(4,418)	24,669	20,251	—	(19,358)	209,526	190,168
Reclassification into net income	—	1,901	—	1,901	—	5,953	—	5,953
Related income tax	—	(474)	—	(474)	—	(1,485)	—	(1,485)
	—	1,427	—	1,427	—	4,468	—	4,468
Ending balance	$46	$(23,447)	$(92,759)	$(116,160)	$46	$(23,447)	$(92,759)	$(116,160)
The interest rate cap agreement net realized losses reclassified into net income are recorded as debt expense (offset) in the corresponding consolidated statements of income. See Note 7 for further details.
11.    Variable interest entities (VIEs)
At September 30, 2026, these condensed consolidated financial statements include total assets of VIEs of $794,532 and total liabilities and noncontrolling interests of VIEs to third parties of $172,851. There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 22 to the Company's consolidated financial statements included in the 2025 10-K.

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
The following table summarizes the Company’s assets and temporary equities measured at fair value on a recurring basis as of September 30, 2026:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Investments in equity securities	$41,882	$41,882
Interest rate cap agreements	$66,650		$66,650
Temporary equity:
Noncontrolling interests subject to put provisions	$1,484,283			$1,484,283
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
The estimated fair value of noncontrolling interests subject to put provisions is based principally on the higher of either estimated liquidation value of net assets or a multiple of earnings for each subject dialysis partnership, based on historical earnings, revenue mix, and other performance indicators that can affect future results. The multiples used for these valuations are derived from observed ownership transactions for dialysis businesses between unrelated parties in the U.S. in recent years, and the specific valuation multiple applied to each dialysis partnership is principally determined by its recent and expected revenue mix and contribution margin. As of September 30, 2026, an increase or decrease in the weighted average multiple used in these valuations of one times EBITDA would change the estimated fair value of these noncontrolling interests by approximately $220,000. See Notes 16 and 23 to the Company's consolidated financial statements included in the 2025 10-K for further discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations. For a reconciliation of changes in noncontrolling interests subject to put provisions for the three and nine months ended September 30, 2026, see the consolidated statements of equity.
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
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, investments in debt securities, accounts payable, other accrued liabilities and lease liabilities. The balances of financial instruments other than lease liabilities are presented in these condensed consolidated financial statements at September 30, 2026 at their approximate fair values due to the short-term nature of their settlements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin, and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Segment revenues:
U.S. dialysis
Patient service revenues:
External sources	$3,021,624	$2,961,833	$8,930,526	$8,657,969
Intersegment revenues	22,008	11,932	53,841	40,382
U.S. dialysis patient service revenues	3,043,632	2,973,765	8,984,367	8,698,351
Other revenues
External sources	6,846	6,275	19,636	18,248
Total U.S. dialysis revenues	3,050,478	2,980,040	9,004,003	8,716,599
Other—Ancillary services
Patient service revenues	386,642	336,257	1,116,914	949,985
Other external sources	163,014	115,862	480,682	397,080
Intersegment revenues	2,110	2,771	8,485	8,336
Total ancillary services	551,766	454,890	1,606,081	1,355,401
Total net segment revenues	3,602,244	3,434,930	10,610,084	10,072,000
Elimination of intersegment revenues	(24,118)	(14,703)	(62,326)	(48,718)
Consolidated revenues	$3,578,126	$3,420,227	$10,547,758	$10,023,282
Significant segment expenses:
U.S. dialysis
Patient care costs	$2,053,888	$1,981,180	$6,027,638	$5,823,070
General and administrative	316,178	322,355	966,843	917,124
Depreciation and amortization	144,360	156,242	445,991	469,923
Other segment items(1)	(8,127)	(9,850)	(24,592)	(22,247)
U.S. dialysis segment expenses	2,506,299	2,449,927	7,415,880	7,187,870
Segment operating margin:
U.S. dialysis	544,179	530,113	1,588,123	1,528,729
Other—Ancillary services(2)	(18,644)	1,219	44,238	55,125
Total segment operating margin	525,535	531,332	1,632,361	1,583,854
Reconciliation of segment operating income to consolidated income before income taxes:
Corporate administrative support	(26,280)	(25,565)	(72,213)	(101,309)
Consolidated operating income	499,255	505,767	1,560,148	1,482,545
Debt expense	(150,016)	(150,557)	(445,403)	(431,674)
Debt extinguishment and modification costs	—	(5,150)	(2,035)	(5,150)
Other income (loss), net	9,468	(41,257)	22,241	(81,657)
Income before income taxes	$358,707	$308,803	$1,134,951	$964,064

(1)Other segment items for the Company's U.S. dialysis segment include equity income from nonconsolidated joint ventures for all periods presented.
(2)Includes depreciation and amortization of $20,828 and $21,249 for the three months ended September 30, 2026 and 2025, respectively, and $64,834 and $58,723 for the nine months ended September 30, 2026 and 2025, respectively.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Expenditures for property and equipment by reportable segment were as follows:

	Nine months ended September 30,
	2026	2025
U.S. dialysis	$355,773	$349,646
Other—Ancillary services	75,550	80,788
	$431,323	$430,434

14.    New accounting standards
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws and as such are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could include, among other things, statements about our balance sheet and liquidity, our expenses, revenues, billings and collections, patient census, the impact of the cybersecurity incident experienced by the Company in 2025 (cyber incident), the impact of federal government policy changes or shutdowns on our business, including with respect to federal funding and reimbursement rates of Medicare, Medicare Advantage (MA), Medicaid and other government programs, availability or cost of supplies, including without limitation the impact of evolving trade policies and tariffs and any reduction in clinical and other supplies due to any disruptions experienced by third party vendors, including with respect to our ability to provide home dialysis services, treatment volumes, mix expectation, such as the percentage or number of patients under commercial insurance, including potential impacts to such mix as a result of U.S. administration policies, current macroeconomic, marketplace and labor market conditions, and overall impact on our patients and teammates, as well as other statements regarding our future operations, financial condition and prospects, capital allocation plans, expenses, cost saving initiatives, other strategic initiatives, use of contract labor, government and commercial payment rates, expectations related to value-based care (VBC), integrated kidney care (IKC), MA plan enrollment and our international operations, expectations regarding increased competition and marketplace changes, including those related to new or potential entrants in the dialysis and pre-dialysis marketplace and the potential impact of innovative technologies, drugs, or other treatments on the dialysis industry, and expectations regarding our share repurchase program. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," "could," "plan," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on DaVita's current expectations and are based solely on information available as of the date of this report. DaVita undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as may be required by law. Actual future events and results could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:
•external conditions, including those related to general economic, political and global health conditions, including without limitation, the impact of global events and political or governmental volatility, including in the Middle East and Ukraine; the impact of the domestic political environment and related developments on the current healthcare marketplace, our patients and on our business; the impact of infectious diseases or other adverse conditions on our financial condition, the chronic kidney disease population and our patient population; supply chain challenges and disruptions, including without limitation with respect to certain key services, critical clinical supplies and equipment we obtain from third parties, and including any impacts on our supply chain and cost of supplies as a result of global events, natural disasters or evolving trade policies, including tariffs; the impact on our patients and industry of continued increased competition from dialysis providers and others, including new or potential entrants in the dialysis and pre-dialysis marketplace; the impact of new or innovative technologies, drugs, or other treatments, including our ability to successfully implement new technologies, treatments or therapies in our business such as those related to middle molecule toxin clearance; elevated teammate turnover or labor costs; and our ability to respond to challenging U.S. and global economic and marketplace conditions, including, among other things, our ability to successfully identify cost saving opportunities and execute on related strategic initiatives;
•the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates; our ability to negotiate and maintain contracts with these payors on competitive terms or at all; a reduction in the number or percentage of our patients under commercial plans, including, without limitation, as a result of healthcare, immigration or other policies implemented by the U.S. administration, continuing legislative, regulatory or other efforts to restrict or prohibit the use and/or availability of charitable premium assistance, or as a result of payors implementing restrictive plan designs or resulting from negotiations with large commercial payors that we have in the past, and currently are, conducting on a concurrent basis;
•risks arising from laws, regulations or requirements applicable to us or changes thereto, including, without limitation, the One Big Beautiful Bill Act and those related to trade policy, healthcare, charitable premium assistance, privacy, antitrust matters, and acquisition, merger, joint venture or similar transactions and/or labor matters, and potential impacts of changes in interpretation or enforcement thereof or related litigation impacting, among other things, coverage or reimbursement rates for our services or the number of patients enrolled in or that select higher-paying commercial plans, and the risk that we make incorrect assumptions about how our patients will respond to any such developments;

•our ability to successfully implement our strategies with respect to IKC and VBC initiatives that may be impacted by, among other things, changes to the Comprehensive Kidney Care Contracting model and home based dialysis, in the desired time frame and in a complex, dynamic and highly regulated environment;
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
•our ability to successfully and cost-effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely and our ability to successfully and cost-effectively adopt or adapt to new technologies, treatments or therapies, including technologies that utilize artificial intelligence;
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
•our goals and disclosures related to sustainability matters, including, among other things, evolving regulatory requirements affecting environmental, social and governance standards, measurements and reporting requirements; and
•the other risk factors, trends and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 10-K) and Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2026, and the risks and uncertainties discussed in any subsequent reports that we file or furnish with the Securities and Exchange Commission (SEC) from time to time.
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
We have been and expect to continue to be impacted by external conditions, including, but not limited to, those related to general economic, political and global health conditions and changing population or demographic trends. These conditions can impact our business in a variety of ways, including, among other things, by affecting our patient census, treatment volumes, revenues, results of operations and operating and other costs. Certain of these impacts could be further intensified by global events such as the ongoing conflicts in the Middle East and Ukraine that have continued to drive sociopolitical, geopolitical and economic uncertainty; severe weather events and other natural disasters; and the impact of healthcare, immigration, trade and other policies implemented by federal, state and local governments. These conditions are generally outside of our control, cannot reasonably be predicted and are interrelated or have interdependent complex consequences. As a result, the ultimate impact of these conditions on our business over time will depend on a myriad of future developments and is highly uncertain and difficult to predict. For additional discussion of general economic, marketplace and global health conditions that could impact our business, see Part I Item 1. "Business" and Part I Item 1A. "Risk Factors" in our 2025 10-K.
In the third quarter of 2026, treatment per day volumes increased compared to the third quarter of 2025 primarily driven by patient census increases that were partially offset by a slight increase in missed treatment rates. As noted above, treatment volumes may be impacted by a number of factors including mortality levels, and these levels may be influenced by several factors such as the impact of infectious diseases on our patient population. Adverse changes in mortality rates, particularly in the ESKD and CKD populations, could adversely impact treatment volumes, admission rates, future revenues and non-acquired growth, among other things, and the magnitude of these cumulative impacts could have a material adverse impact on our results of operations, financial condition and cash flows. For additional detail on these risks, see the discussion in Part I Item 1A. "Risk Factors" of our 2025 10-K. Mortality levels may also be influenced by the availability and use of vaccines, treatments and therapies. New technologies or treatments such as those that clear middle molecules from the blood may, among other things, reduce mortality as compared to standard dialysis treatments. Two current treatment pathways that provide middle molecule clearance are expanded hemodialysis (expanded HD) and hemodiafiltration (HDF). We have been working to expand patient access to these therapies as may be prescribed by their physician, and we expect to offer expanded HD to the vast majority of our eligible patients in November. As part of this initiative, we have dedicated resources to securing supply and training our clinical teammates, and we expect to incur costs associated with supplier transitions, among other things. For additional detail on middle molecule treatments, see the discussion in Part I Item 1. “Business” of our 2025 10-K.
Global economic conditions and political and regulatory developments, including, among other things, ongoing inflationary pressures and U.S., state and local administration policies and actions have increased, and may continue to increase, our expenses and may have an impact on our revenue per treatment. For example, the decision to let enhanced premium tax credits expire at the end of 2025 has had an adverse impact on enrollment in the Affordable Care Act exchanges and our commercial mix, which in turn adversely impacts our revenue per treatment, among other things. Future policy changes that further affect commercial, including exchange, enrollment could place additional pressure on our commercial mix and revenue per treatment. These global economic conditions and political and regulatory developments also continue to exert pressure on our staffing and labor costs, which have increased year over year due to, among other factors, the continuation of inflationary conditions. While the cumulative impact of any increased staffing, labor, and supply costs and other expenses could be material, we have experienced productivity improvements and we expect these efficiencies to continue throughout the year. Our industry has also experienced increased union organizing activities. For example, union petitions have been filed at a number of our clinics in California. We have had different results with elections and are in different stages with elections and legal challenges. For additional details on the risks related to rising labor costs and union organizing activities, see the discussion in Part I Item

1A. "Risk Factors" of our 2025 10-K under the headings, "Our business is labor intensive..." and "Global health conditions, changing population or demographic trends, severe weather events or natural disasters and general economic and political conditions..."
We have continued to invest in new technologies across our business to help modernize our technology platform and strengthen our capabilities. Over the past few years we have accelerated this investment while maintaining overall general and administrative cost discipline. In future periods, we expect to continue this overall cost discipline while decelerating the growth of the technology portion of that spend.
Legislative and Regulatory Developments
On October 20, 2026, the Department of Health and Human Services (HHS) released a 2026 Kidney Care National Plan (Plan) with three principles: (i) promote competition in the kidney marketplace; (ii) address structural impediments to transplantation; and (iii) move further upstream to prevent kidney deterioration. The Plan sets forth policy recommendations to achieve these ambitious policy principles. The Plan references and builds from the Executive Order “Advancing American Kidney Heath” issued in 2019 that directed HHS to undertake initiatives to prevent kidney failure, expand patient choice in dialysis modality and transplant access, and reform the transplant system. We will monitor Plan-related developments and guidance from HHS in order to evaluate the Plan’s potential ultimate impact.
To the extent the Plan or other government action changes the complex and dynamic regulatory environment in which we operate or otherwise impacts the reimbursement ecosystem, such changes can alter the regulatory framework of the healthcare marketplace and shape the competitive landscape for our current dialysis and ancillary businesses as well as for comprehensive and integrated kidney care markets. Such changes may require us to shift strategic priorities and initiatives to successfully compete. Considerable uncertainty exists surrounding the continued development of the Plan and any potential regulatory or policy changes to the healthcare regulatory and legislative environment, including changes that may impact our operations, healthcare access or the availability and affordability of commercial insurance over time, among other things. For additional detail on risks associated with legal, regulatory or policy changes, see the discussion in Part I Item 1A. "Risk Factors" of our 2025 Form 10-K under the headings "Our business is subject to a complex set of governmental laws, regulations and other requirements...;" "We are subject to risks associated with our participation in government healthcare programs"; and “If we are unable to compete successfully…”
Financial Results
The discussion below includes analysis of our financial condition and results of operations for the three months ended September 30, 2026 compared to the three months ended June 30, 2026, and the year-to-date periods for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Consolidated results of operations
The following tables summarize our revenues, operating income (loss) and adjusted operating income (loss) by line of business. See the discussion of our results for each line of business following the tables. When multiple drivers are identified in the following discussion of results, they are listed in order of magnitude:

	Three months ended		Q3 2026 vs. Q2 2026
	September 30, 2026	June 30, 2026	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$3,050	$3,012	$38	1.3%
Other — Ancillary services	552	557	(5)	(0.9)%
Elimination of intersegment revenues	(24)	(14)	(10)	(71.4)%
Total consolidated revenues	$3,578	$3,554	$24	0.7%

Operating income (loss):
U.S. dialysis	$544	$538	$6	1.1%
Other — Ancillary services	(19)	57	(76)	(133.3)%
Corporate administrative support	(26)	(16)	(10)	(62.5)%
Operating income	$499	$579	$(80)	(13.8)%

Adjusted operating income (loss)(1):
U.S. dialysis	$544	$538	$6	1.1%
Other — Ancillary services	44	57	(13)	(22.8)%
Corporate administrative support	(26)	(16)	(10)	(62.5)%
Adjusted operating income	$561	$579	$(18)	(3.1)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Nine months ended		YTD Q3 2026 vs. YTD Q3 2025
	September 30, 2026	September 30, 2025	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$9,004	$8,717	$287	3.3%
Other — Ancillary services	1,606	1,355	251	18.5%
Elimination of intersegment revenues	(62)	(49)	(13)	(26.5)%
Total consolidated revenues	$10,548	$10,023	$525	5.2%

Operating income (loss):
U.S. dialysis	$1,588	$1,529	$59	3.9%
Other — Ancillary services	44	55	(11)	(20.0)%
Corporate administrative support	(72)	(101)	29	28.7%
Operating income	$1,560	$1,483	$77	5.2%

Adjusted operating income (loss)(1):
U.S. dialysis	$1,588	$1,554	$34	2.2%
Other — Ancillary services	106	55	51	92.7%
Corporate administrative support	(72)	(101)	29	28.7%
Adjusted operating income	$1,622	$1,508	$114	7.6%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income (loss) by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.

U.S. dialysis results of operations
Treatment volume:

	Three months ended		Q3 2026 vs. Q2 2026
	September 30, 2026	June 30, 2026	Amount	Percent
Dialysis treatments	7,329,644	7,226,600	103,044	1.4%
Treatment days	79.0	78.0	1.0	1.3%
Average treatments per day	92,780	92,649	131	0.1%
Number of normalized treatment days(1)	79.2	78.0	1.2	1.5%
Average treatments per normalized day	92,546	92,649	(103)	(0.1)%
Normalized non-acquired treatment growth(2)	0.4%	0.3%
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

	Nine months ended		YTD Q3 2026 vs. YTD Q3 2025
	September 30, 2026	September 30, 2025	Amount	Percent
Dialysis treatments	21,585,769	21,469,460	116,309	0.5%
Treatment days	233.7	233.7	—	—%
Average treatments per day	92,365	91,868	497	0.5%
Number of normalized treatment days(1)	233.7	233.7	—	—%
Average treatments per normalized day	92,365	91,868	497	0.5%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)Normalized treatment days reflect treatment days adjusted to normalize for the mix of days of the week in a given quarter.
Our U.S. dialysis operating revenues and expenses are directly driven by treatment volume. The increase in our U.S. dialysis treatments for the third quarter of 2026 from the second quarter of 2026 was primarily driven by an increase in treatment days. The increase in our U.S. dialysis treatments for the nine months ended September 30, 2026 from the nine months ended September 30, 2025 was primarily driven by an increase in patient count.

Revenues:

	Three months ended		Q3 2026 vs. Q2 2026
	September 30, 2026	June 30, 2026	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$3,050	$3,012	$38	1.3%
Average patient service revenue per treatment	$415.25	$415.87	$(0.62)	(0.1)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Nine months ended		YTD Q3 2026 vs. YTD Q3 2025
	September 30, 2026	September 30, 2025	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$9,004	$8,717	$287	3.3%
Average patient service revenue per treatment	$416.22	$405.15	$11.07	2.7%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.
U.S. dialysis average patient service revenue per treatment for the third quarter of 2026 decreased compared to the second quarter of 2026 primarily driven by normal fluctuations partially offset by increases in average reimbursement rates and improvements in payor mix.
U.S. dialysis average patient service revenue per treatment for the nine months ended September 30, 2026 increased compared to the nine months ended September 30, 2025 primarily driven by Medicare base rate and other annual rate increases and other normal fluctuations, partially offset by unfavorable changes in payor mix.
On October 28, 2026, Centers for Medicare & Medicaid Services (CMS) issued a final rule to update the Medicare ESRD Prospective Payment System (PPS) rate and policies for calendar year 2027. CMS estimates that the overall impact of the proposed rule will increase ESRD freestanding facilities’ average reimbursement by 2.7% in 2027 which includes a proposed increase to account for the incorporation of phosphate binders into the ESRD PPS base rate, and is also subject to quarterly updates of the post Transitional Drug Add-on Payment Adjustment reimbursement of certain pharmaceuticals.
Operating expenses and charges:

	Three months ended		Q3 2026 vs. Q2 2026
	September 30, 2026	June 30, 2026	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$2,054	$2,005	$49	2.4%
General and administrative	316	331	(15)	(4.5)%
Depreciation and amortization	144	146	(2)	(1.4)%
Equity investment income	(8)	(8)	—	—%
Total operating expenses and charges	$2,506	$2,474	$32	1.3%
Patient care costs per treatment	$280.22	$277.40	$2.82	1.0%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

	Nine months ended		YTD Q3 2026 vs. YTD Q3 2025
	September 30, 2026	September 30, 2025	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$6,028	$5,823	$205	3.5%
General and administrative	967	917	50	5.5%
Depreciation and amortization	446	470	(24)	(5.1)%
Equity investment income	(25)	(22)	(3)	(13.6)%
Total operating expenses and charges	$7,416	$7,188	$228	3.2%
Patient care costs per treatment	$279.24	$271.23	$8.01	3.0%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

Charges impacting operating income - Cybersecurity incident-related charges. During the second quarter of 2025, we experienced a cybersecurity incident that impacted certain elements of our network and resulted in a temporary disruption of our operations. As a result of our efforts to remediate the incident and restore systems with the assistance of third-party cybersecurity professionals, we incurred general and administrative charges of approximately $12 million during the third quarter of 2025. During the nine months ended September 30, 2025, we incurred patient care costs of approximately $1 million and general and administrative expenses of approximately $24 million related to the incident. These costs do not include the impact related to business interruption on our results.
Patient care costs. U.S. dialysis patient care costs per treatment for the third quarter of 2026 increased from the second quarter of 2026 primarily due to increased medical supplies expenses.
U.S. dialysis patient care costs per treatment for the nine months ended September 30, 2026 increased from the nine months ended September 30, 2025 primarily due to increased compensation expenses, including increased wage rates, as well as increases in medical supplies expense, insurance costs and health benefits expense.
General and administrative expenses. U.S. dialysis general and administrative expenses in the third quarter of 2026 decreased from the second quarter of 2026 primarily due to decreased professional fees.
U.S. dialysis general and administrative expenses for the nine months ended September 30, 2026 increased from the nine months ended September 30, 2025 due to increases in IT-related costs and compensation expenses, including increased wage rates, partially offset by costs related to the cybersecurity incident, as described above.
Depreciation and amortization. U.S. dialysis depreciation and amortization expenses in the third quarter of 2026 decreased compared to the second quarter of 2026 primarily due to lower depreciation expense in the third quarter for certain leasehold improvements.
U.S. dialysis depreciation and amortization expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 decreased primarily due to fully depreciated assets.
Equity investment income. U.S. dialysis equity investment income for the third quarter of 2026 was flat compared to the second quarter of 2026. Equity investment income for the nine months ended September 30, 2026 increased compared to the nine months ended September 30, 2025 due to increased profitability at certain nonconsolidated dialysis partnerships.
Operating income:

	Three months ended		Q3 2026 vs. Q2 2026
	September 30, 2026	June 30, 2026	Amount	Percent
	(dollars in millions)
Operating income	$544	$538	$6	1.1%

	Nine months ended		YTD Q3 2026 vs. YTD Q3 2025
	September 30, 2026	September 30, 2025	Amount	Percent
	(dollars in millions)
Operating income	$1,588	$1,529	$59	3.9%
Adjusted operating income(1)	$1,588	$1,554	$34	2.2%

(1)For a reconciliation of adjusted operating income by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.
U.S. dialysis operating income for the third quarter of 2026 increased compared to the second quarter of 2026 as a result of all factors discussed above.
For the nine months ended September 30, 2026, U.S. dialysis operating income and adjusted operating income both increased compared to the nine months ended September 30, 2025, due to the factors discussed above. Operating income was impacted by the cybersecurity incident-related charges in 2025, as described above.

Other—Ancillary services
Our other operations include ancillary services that are primarily aligned with our core business of providing dialysis services to our network of patients. As of September 30, 2026, these consisted principally of our U.S. IKC business, certain U.S. other ancillary businesses (including our clinical research programs, transplant software business, medical device company and venture investment group), and our international operations.
As of September 30, 2026, DaVita IKC provided integrated care and disease management services to approximately 80,800 patients in risk-based integrated care arrangements and to an additional 3,100 patients in other integrated care arrangements. We also expect to incorporate additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include, among other things, healthcare services not related to kidney disease.
For a discussion of the risks related to IKC and our ancillary services, see the discussion in the risk factors in Part I Item 1A. "Risk Factors" of our 2025 10-K under the heading, "We invest in strategic and operational initiatives to maintain our business and expand our capabilities in a complex, evolving and highly regulated environment..."
As of September 30, 2026, our international dialysis business owned or operated 598 outpatient dialysis centers located in 14 countries outside of the United States.
Ancillary services results of operations

	Three months ended		Q3 2026 vs. Q2 2026
	September 30, 2026	June 30, 2026	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$144	$162	$(18)	(11.1)%
U.S. other ancillary	10	9	1	11.1%
International	398	386	12	3.1%
Total ancillary services revenues	$552	$557	$(5)	(0.9)%

Operating (loss) income
U.S. IKC	$4	$40	$(36)	(90.0)%
U.S. other ancillary	(6)	(8)	2	25.0%
International	(16)	25	(41)	(164.0)%
Total ancillary services operating income	$(19)	$57	$(76)	(133.3)%

Adjusted operating (loss) income(1):
U.S. IKC	$4	$40	$(36)	(90.0)%
U.S. other ancillary	(6)	(8)	2	25.0%
International	46	25	21	84.0%
Total ancillary services adjusted operating income	$44	$57	$(13)	(22.8)%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.

	Nine months ended		YTD Q3 2026 vs. YTD Q3 2025
	September 30, 2026	September 30, 2025	Amount	Percent
	(dollars in millions)
Revenues:
U.S. IKC	$422	$352	$70	19.9%
U.S. other ancillary	29	24	5	20.8%
International	1,156	979	177	18.1%
Total ancillary services revenues	$1,606	$1,355	$251	18.5%

Operating income (loss):
U.S. IKC	$24	$(24)	$48	200.0%
U.S. other ancillary	(20)	(14)	(6)	(42.9)%
International	40	93	(53)	(57.0)%
Total ancillary services operating income	$44	$55	$(11)	(20.0)%

Adjusted operating income (loss)(1):
U.S. IKC	$24	$(24)	$48	200.0%
U.S. other ancillary	(20)	(14)	(6)	(42.9)%
International	102	93	9	9.7%
Total ancillary services adjusted operating income	$106	$55	$51	92.7%
Certain columns, rows or percentages may not sum due to the presentation of rounded numbers.

(1)For a reconciliation of adjusted operating income by reportable segment, see the "Reconciliations of Non-GAAP measures" section below.
Charges impacting operating income - Goodwill and other asset impairment charges. During the third quarter of 2026, we recognized goodwill and other asset impairment charges of $62 million related to our business in China. These charges resulted from a reduction in the estimated fair value of the business driven primarily by adverse reimbursement rate changes and corresponding operating developments across non-renal hospital services.
Operating (loss) income and adjusted operating (loss) income
IKC operating income for the third quarter of 2026 decreased compared to the second quarter of 2026 primarily driven by a net decrease in shared savings. IKC operating income for the nine months ended September 30, 2026 compared to operating loss for the nine months ended September 30, 2025 was impacted by a net increase in shared savings, partially offset by decreased revenues from, and increased medical claims expense related to, our special needs plans.
U.S. other ancillary services operating loss for the third quarter of 2026 remained relatively flat compared to the second quarter of 2026. U.S. other ancillary services operating loss for the nine months ended September 30, 2026 increased compared to the nine months ended September 30, 2025 primarily due to increased operating losses in our medical device company and a reduction of the earn-out obligations related to our transplant software business in the first quarter of 2025.
International operating results were impacted by goodwill and other asset impairment charges incurred in the third quarter of 2026, as described above. International operating income and adjusted operating income for the third quarter of 2026 compared to the second quarter of 2026 were impacted by increased treatment days in the third quarter, a gain on sale of divested centers recognized in the third quarter compared to a loss recognized in the second quarter and average reimbursement rate increases in certain countries. International operating income and adjusted operating income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 were impacted by non-acquired and acquired treatment growth and average reimbursement rate increases in certain countries, partially offset by favorable changes in the fair value of contingent consideration associated with a prior acquisition recognized in the second quarter of 2025.

Corporate administrative support

	Three months ended		Q3 2026 vs. Q2 2026
	September 30, 2026	June 30, 2026	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(26)	$(16)	$(10)	(62.5)%

	Nine months ended		YTD Q3 2026 vs. YTD Q3 2025
	September 30, 2026	September 30, 2025	Amount	Percent
	(dollars in millions)
Corporate administrative support	$(72)	$(101)	$29	28.7%
Corporate administrative support expenses for the third quarter of 2026 compared to the second quarter of 2026 increased primarily due to increased professional fees. Corporate administrative support expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 decreased primarily due to decreased long-term incentive compensation and professional fees.
Corporate-level charges

	Three months ended		Q3 2026 vs. Q2 2026
	September 30, 2026	June 30, 2026	Amount	Percent
	(dollars in millions)
Debt expense	$150	$150	$—	—%
Debt extinguishment and modification costs	$—	$2	$(2)	(100.0)%
Weighted average effective interest rate(1)	5.54%	5.43%		0.11%
Other income, net	$9	$8	$1	12.5%
Effective income tax rate	24.9%	21.1%		3.8%
Effective income tax rate attributable to DaVita Inc.(2)	28.7%	25.6%		3.1%
Net income attributable to noncontrolling interests	$46	$78	$(32)	(41.0)%

(1)Represents our overall weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, premium and deferred financing charges as of the dates presented.
(2)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see the "Reconciliations of Non-GAAP measures" section below.

	Nine months ended		YTD Q3 2026 vs. YTD Q3 2025
	September 30, 2026	September 30, 2025	Amount	Percent
	(dollars in millions)
Debt expense	$445	$432	$13	3.0%
Debt extinguishment and modification costs	$2	$5	$(3)	(60.0)%
Weighted average effective interest rate(1)	5.54%	5.70%		(0.16)%
Other income (loss), net	$22	$(82)	$104	126.8%
Effective income tax rate	21.8%	22.4%		(0.6)%
Effective income tax rate attributable to DaVita Inc.(2)	26.5%	29.6%		(3.1)%
Net income attributable to noncontrolling interests	$202	$235	$(33)	(14.0)%

(1)Represents our overall weighted average effective interest rate on all debt, including the effect of interest rate caps and amortization of debt discount, premium and deferred financing charges as of the dates presented.
(2)For a reconciliation of our effective income tax rate attributable to DaVita Inc., see the "Reconciliations of Non-GAAP measures" section below.

Debt expense
Debt expense for the third quarter of 2026 remained relatively flat compared to the second quarter of 2026. Debt expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 increased primarily due to an increase in our long-term debt balance related to the issuance of the 6.75% senior notes due 2033 in the second quarter of 2025, partially offset by decreased weighted average effective interest rates.
Debt extinguishment and modification costs
The three months ended June 30, 2026 and nine months ended September 30, 2026 included debt extinguishment and modification costs of $2 million composed of fees incurred in connection with the Term Loan B-2 incremental transaction that occurred in June 2026. Comparatively, the nine months ended September 30, 2025 included debt extinguishment and modification costs of $5 million composed partially of fees incurred in connection with the Term Loan B-2 transaction and partially of deferred financing costs and original issue discount written off for the extinguishment of Term Loan B-1 and partial repayment of Term Loan A-1.
Other income (loss), net
Other income for the third quarter of 2026 decreased compared to the second quarter of 2026, primarily due to gains on foreign currency transactions, partially offset by decreased net income on investments. Other income for the nine months ended September 30, 2026 compared to other loss for the nine months ended September 30, 2025 was impacted by equity investment losses at Mozarc Medical Holding LLC recognized in 2025.
Provision for income taxes
The effective income tax rate and the effective income tax rate attributable to DaVita Inc. increased for the third quarter of 2026 compared to the second quarter of 2026 primarily due to a non-deductible goodwill impairment charge recognized in the third quarter and benefits recognized in the second quarter related to the purchase of renewable energy credits.
The effective income tax rate and the effective income tax rate attributable to DaVita Inc. for the nine months ended September 30, 2026 decreased compared to the nine months ended September 30, 2025 primarily due to the write-down of a 2014 tax refund claim recognized in the second quarter of 2025, partially offset by a non-deductible goodwill impairment charge recognized in the third quarter of 2026.
Net income attributable to noncontrolling interests
The decrease in net income attributable to noncontrolling interests for the third quarter of 2026 compared to the second quarter of 2026, and for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was driven primarily by $34 million of goodwill and other asset impairments attributable to minority interests in our China business, as described above, partially offset by increased profitability at certain U.S. dialysis partnerships.
U.S. dialysis accounts receivable
Our U.S. dialysis accounts receivable balances at September 30, 2026 and December 31, 2025 were $1.684 billion and $1.610 billion, respectively, representing approximately 51 days and 49 days of revenue outstanding (DSO), respectively. The increase in DSO is primarily due to timing of collections. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes from the second quarter of 2026 to the third quarter of 2026 in the carrying value of accounts receivable outstanding over one year old.

Liquidity and capital resources
The following table summarizes our major sources and uses of cash, cash equivalents and restricted cash:

	Nine months ended September 30,		YTD Q3 2026 vs. YTD Q3 2025
	2026	2025	Amount	Percent
	(dollars in millions and shares in thousands)
Net cash provided by operating activities:
Net income	$888	$748	$140	18.7%
Non-cash items in net income	763	807	(44)	(5.5)%
Other working capital changes	(279)	(194)	(85)	(43.8)%
Other	(42)	(14)	(28)	(200.0)%
	$1,330	$1,346	$(16)	(1.2)%

Net cash used in investing activities:
Maintenance capital expenditures(1)	$(309)	$(304)	$(5)	(1.6)%
Development capital expenditures(2)	(122)	(126)	4	3.2%
Acquisition expenditures	(42)	(118)	76	64.4%
Proceeds from sale of self-developed properties	13	29	(16)	(55.2)%
Other	(293)	28	(321)	(1,146.4)%
	$(753)	$(492)	$(261)	(53.0)%

Net cash used in financing activities:
Debt issuances, net	$490	$788	$(298)	(37.8)%
Deferred and debt-related financing costs	(11)	(26)	15	57.7%
Distributions to noncontrolling interests	(244)	(233)	(11)	(4.7)%
Contributions from noncontrolling interests	5	4	1	25.0%
Stock award exercises and other share issuances	(54)	(16)	(38)	(237.5)%
Share repurchases	(870)	(1,464)	594	40.6%
Other	(71)	(13)	(58)	(446.2)%
	$(755)	$(960)	$205	21.4%

Total number of shares repurchased	5,837	10,001	(4,164)	(41.6)%
Free cash flow(3)	$672	$716	$(44)	(6.1)%
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
Consolidated cash flows
Consolidated cash flows from operating activities during the nine months ended September 30, 2026 decreased compared to the nine months ended September 30, 2025. The decrease was principally from changes in working capital items partially offset by an increase in operating results.
Free cash flow during the nine months ended September 30, 2026 decreased as compared to the nine months ended September 30, 2025 primarily due to a decrease in net cash provided by operating activities, as described above, as well as a decrease in proceeds from sale of self-developed properties and an increase in distributions to noncontrolling interest.

Significant sources of cash during the period included the incurrence of an incremental Term Loan B-2 tranche in the aggregate principal amount of $500 million and net draws on our revolving line of credit of $80 million. Significant uses of cash included regularly scheduled principal payments under our senior secured credit facilities totaling approximately $38 million on our Term Loan A-2 and $17 million on Term Loan B-2, as well as additional required payments under other debt arrangements. In addition, during the nine months ended September 30, 2026 we used cash to repurchase 5.8 million shares of our common stock.
By comparison, the same period in 2025 included the refinancing of Term Loan B-1 with a secured Term Loan B-2 facility in the aggregate principal amount of $1,878 million and issuance of the 6.75% Senior Notes in the amount of $1,000 million. Significant uses of cash during the nine months ended September 30, 2025 included the pay-off of the remaining principal balance outstanding on our Term Loan B-1 in the amount of $1,628 million, principal prepayment on our Term Loan A-1 in the amount of $250 million and repayment of $93 million in interest-free funding made available by UnitedHealth Group and its affiliates following the cybersecurity breach that affected Change Healthcare, a subsidiary of UnitedHealth Group, during the first quarter of 2025, regularly scheduled principal payments under our senior secured credit facilities totaling approximately $59 million on our Term Loan A-1, $8 million on Term Loan B-1 and $5 million on Term Loan B-2, as well as additional required payments under other debt arrangements. We also recognized financing cash outflows of $12 million in deferred financing costs related to the 6.75% Senior Notes transaction, as well as $13 million in cap premium fees for our 2025 forward interest rate cap agreements. In addition, during the nine months ended September 30, 2025 we used cash to repurchase 10.0 million shares of our common stock.
Dialysis center footprint
The table below shows the footprint of our dialysis operations by number of dialysis centers owned or operated:

	U.S.		International
	Nine months ended September 30,
	2026	2025	2026	2025
Number of centers operated at beginning of period	2,657	2,657	585	509
Acquired centers	10	2	15	59
Developed centers	7	12	3	6
Net change in non-owned managed or administered centers(1)	2	—	6	27
Sold and closed centers(2)	(2)	(3)	(8)	(13)
Closed centers(3)	(3)	(6)	(3)	(3)
Number of centers operated at end of period	2,671	2,662	598	585

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
Available liquidity
As of September 30, 2026, we had $1.42 billion available and $80 million drawn on our $1.5 billion revolving line of credit under our senior secured credit facilities. Credit available under this revolving line of credit is reduced by the amount of any letters of credit outstanding thereunder, of which there were none as of September 30, 2026. We separately had approximately $185 million in letters of credit outstanding under a separate bilateral secured letter of credit facility.
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
There were no non-GAAP adjustments for the three months ended June 30, 2026.

	Three months ended September 30, 2026
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$544	$4	$(6)	$(16)	$(19)	$(26)	$499
Goodwill and other asset impairments(1)	—	—	—	62	62	—	62
Adjusted operating income (loss)	$544	$4	$(6)	$46	$44	$(26)	$561

	Nine months ended September 30, 2026
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$1,588	$24	$(20)	$40	$44	$(72)	$1,560
Goodwill and other asset impairments(1)	—	—	—	62	62	—	62
Adjusted operating income (loss)	$1,588	$24	$(20)	$102	$106	$(72)	$1,622

	Nine months ended September 30, 2025
	U.S. dialysis	Ancillary services				Corporate administration	Consolidated
		U.S. IKC	U.S. Other	International	Total
	(dollars in millions)
Operating income (loss)	$1,529	$(24)	$(14)	$93	$55	$(101)	$1,483
Cybersecurity incident-related charges(2)	25	—	—	—	—	—	25
Adjusted operating income (loss)	$1,554	$(24)	$(14)	$93	$55	$(101)	$1,508
Certain columns or rows in the above tables may not sum due to the presentation of rounded numbers.

(1)Represents non-cash goodwill and other asset impairment charges related to our business in China. These charges are excluded from our non-GAAP metrics because they do not occur in or reflect the ordinary course of our ongoing business, are inherently unpredictable and are non-cash amounts, the exclusion of which facilitates comparison of historical, current and forecasted financial results.
(2)Represents charges recognized to remediate a cybersecurity incident and restore systems during the second quarter of 2025. We have excluded these charges from our non-GAAP metrics as we do not believe they are indicative of our ordinary results of operations. See additional discussion above under the heading "Cybersecurity incident-related charges" within "U.S. dialysis results of operations".

	Three months ended		Nine months ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
	(dollars in millions)
Income before income taxes	$359	$435	$1,135	$964
Noncontrolling owners' income primarily attributable to non-tax paying entities	(46)	(78)	(202)	(236)
Income before income taxes attributable to DaVita Inc.	$313	$357	$933	$729
Income tax expense	$89	$92	$247	$216
Income tax benefit (expense) attributable to noncontrolling interests	1	(1)	—	—
Income tax expense attributable to DaVita Inc.	$90	$91	$247	$216
Effective income tax rate on income attributable to DaVita Inc.	28.7%	25.6%	26.5%	29.6%
Certain columns or rows may not sum or recalculate due to the presentation of rounded numbers.

	Nine months ended
	September 30, 2026	September 30, 2025
	(dollars in millions)
Net cash provided by operating activities	$1,330	$1,346
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Distributions to noncontrolling interests	(244)	(233)
Contributions from noncontrolling interests	5	4
Maintenance capital expenditures	(309)	(304)
Development capital expenditures	(122)	(126)
Proceeds from sale of self-developed properties	13	29
Free cash flow	$672	$716
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
For information on the maturities and other terms of our long-term debt and outstanding letters of credit, see Note 7 to the condensed consolidated financial statements.
As of September 30, 2026, we have outstanding purchase agreements with various suppliers to purchase set amounts of dialysis equipment, parts, pharmaceuticals, supplies and technology services. If we fail to meet the minimum purchase commitments under these contracts during any year, we are required to pay the difference to the supplier, as described further in Note 16 to the consolidated financial statements included in our 2025 10-K.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The following table summarizes our repurchases of our common stock during the third quarter of 2026:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except per share data)
July 1-31, 2026	183	$199.55	183	$1,372,960
August 1-31, 2026	180	$177.46	180	$1,340,955
September 1-30, 2026	231	$182.46	231	$1,298,950
	594	$186.21	594

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
As of October 27, 2026, we had approximately $1,212 million, excluding excise taxes, available under current repurchase authorizations for additional share repurchases. Although these share repurchase authorizations do not have an expiration date, we remain subject to share repurchase limitations including under our current senior secured credit facilities.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Director and Officer Trading Arrangements
None of the Company's directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of SEC Regulation S-K) during the quarter ended September 30, 2026, except as described in the table below:

Name and Title	Date Adopted	Type of Trading Arrangement(1)	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Javier Rodriguez, Chief Executive Officer	September 7, 2026	Rule 10b5-1 Trading Arrangement	Sale	December 8, 2026 to August 26, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 115,810 shares

(1)The trading arrangement marked as a “Rule 10b5-1 trading arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6.    Exhibits

Exhibit
Number

31.1	Certification of the Chief Executive Officer, dated October 29, 2026, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated October 29, 2026, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated October 29, 2026, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated October 29, 2026, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Included in this filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ CHRISTOPHER M. BERRY
Christopher M. Berry
Chief Accounting Officer*
Date: October 29, 2026

*	Mr. Berry has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.